Form 10-Q
period 1997-06-30
NEENAH FOUNDRY CO
filed 1997-09-23
CIK 1040599

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the period ended June 30, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                  to
                                   -----------------   ---------------

Commission File Number   333-28751

                             NEENAH FOUNDRY COMPANY
                             NEENAH TRANSPORT, INC.
                          HARTLEY CONTROLS CORPORATION
          (Exact name of each registrant as it appears in its charter)

        Wisconsin                                      39-1580331
        Wisconsin                                      39-1378433
        Wisconsin                                      39-0842568
(State or other jurisdiction of                  (IRS Employer ID Number)
incorporation or organization)


2121 Brooks Avenue,  P.O. Box 729, Neenah, Wisconsin               54957
2121 Brooks Avenue,  P.O. Box 729, Neenah, Wisconsin               54957
2400 Holly Road, Neenah, Wisconsin                                 54956
(Address of principal executive offices)                        (Zip Code)

                                 (920) 725-7000
                                 (920) 725-7000
                                 (920) 734-2689
              (Registrant's telephone number, including area code)

                                      None
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                             NEENAH FOUNDRY COMPANY
                                 Form 10-Q Index
                       For the Quarter Ended June 30, 1997


                                                                                               Page
                                                                                               ----
Part 1. Financial Information
    Item 1. Financial Statements
         Condensed consolidated balance sheets -- June 30, 1997 and March 31,
         1997                                                                                   3
         Condensed consolidated statements of income -- Three months ended June 30, 1996;
            One month ended April 30, 1997; and Two months ended June 30,
         1997.                                                                                  4
         Condensed consolidated statements of cash flows -- Three months ended June 30, 1996;
            One month ended April 30, 1997; and Two months ended June 30, 1997.                 5
         Notes to condensed consolidated financial statements -- June 30, 1997                  6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of          7
            Operations


Part II.  Other Information
   Item 6. Exhibits and Reports on Form 8-K                                                     9

Signatures                                                                                      9

Exhibit Index                                                                                  10

                             NEENAH FOUNDRY COMPANY
                          Part I. Financial Information

                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                                         Predecessor
                                                              June 30       March 31
                                                               1997          1997
                                                               ----          ----
                                                            (Unaudited)     (Note)
ASSETS
Current assets:
  Cash and cash equivalents ...............................   $ 18,691   $  22,403
  Accounts receivable, net ................................     27,755      21,423
  Inventories .............................................     22,400      13,956
  Other current assets ....................................       --           401
  Deferred income taxes....................................       --         2,325
                                                              --------   ---------
                   Total current assets ...................     68,846      60,508

Property, plant and equipment .............................    102,102     117,565
Less accumulated depreciation .............................      1,092      86,186
                                                              --------   ---------
                                                               101,010      31,379
Identifiable intangible assets ............................     37,643        --
Goodwill ..................................................    118,360        --
Other assets ..............................................      5,487       1,982
                                                              --------   ---------
                                                              $331,346   $  93,869
                                                              ========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .......................................    $  8,600   $   8,497
  Amount due former shareholders .........................      12,530        --
  Income taxes payable ...................................       3,177         573
  Accrued liabilities ....................................      10,902       7,597
  Deferred income taxes ..................................       2,119        --
  Current portion of long-term debt ......................        --           134
                                                              --------   ---------
                   Total current liabilities .............      37,328      16,801
Long-term debt ...........................................     195,116        --
Postretirement benefit obligations .......................       5,479       5,667
Deferred income taxes ....................................      43,010       2,544
Other liabilities ........................................       3,643        --
                                                              --------   ---------
                   Total liabilities .....................     284,576      25,012

Commitments and contingencies

Stockholders' equity:
    Common stock, per value $100 per share --
         authorized 11,000 shares, issued
         and outstanding 1,000 shares ....................         100         444
  Additional paid in capital..............................      44,900        --
  Retained earnings ......................................       1,770      71,335
  Notes receivable from owners to finance stock purchase .        --        (2,922)
                                                              --------   ---------
                   Total stockholder's equity ............      46,770      68,857
                                                              --------   ---------
                                                              $331,346     $93,869
                                                              ========   =========


See notes to condensed consolidated financial statements.

Note:

The balance sheet at March 31, 1997 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             NEENAH FOUNDRY COMPANY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                 (In thousands)

                                                        Predecessor
                                                ------------------------------
                                                Three Months     One Month        Two Months
                                                  Ended            Ended            Ended
                                               June 30, 1996    April 30, 1997   June 30, 1997
                                               -------------    --------------   -------------

Net sales ...................................... $44,309          $17,276          $ 34,367
Cost of sales ..................................  31,169           11,351            24,094
                                                 -------          -------          --------
Gross profit ...................................  13,140            5,925            10,273
Selling, general and administrative expenses ...   4,715            1,752             4,129
                                                 -------          -------          --------
Operating income ...............................   8,425            4,173             6,144
Net interest income (expense) ..................     201              121            (3,241)
                                                 -------          -------          --------
Income before income taxes .....................   8,626            4,294             2,903
Provision for income taxes .....................   3,448            1,615             1,133
                                                 -------          -------          --------
Net income ..................................... $ 5,178          $ 2,679          $  1,770
                                                 =======          =======          ========

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                            Predecessor
                                                     -----------------------
                                                    Three Months    One Month     Two Months
                                                       Ended           Ended        Ended
                                                    June 30, 1996 April 30, 1997  June 30, 1997
                                                    ------------- --------------  -------------
OPERATING ACTIVITIES
Net income .......................................... $  5,178    $  2,679          $  1,770
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization ....................    1,760         518             2,126
   Deferred income taxes ............................     --          (120)               --
  Changes in operating assets and liabilities.. .....    2,410     (16,684)            2,819
                                                      --------    --------          --------
        Net cash provided by (used in) operating
        activities...................................    9,348     (13,607)            6,715

INVESTING ACTIVITIES
Purchase of property, plant and equipment ...........   (1,189)       (190)             (400)
Proceeds from life insurance policy .................     --          --                 864
Other ...............................................      (18)         (1)               --
                                                      --------    --------          --------
        Net cash provided by (used in) investing
        activities...................................   (1,207)       (191)              464

FINANCING ACTIVITIES
Dividends paid ......................................   (3,552)       --                  --
Proceeds from long-term debt ........................     --            24                --
Payments on long-term debt ..........................      (22)         (5)              (34)
Collection of notes receivable from owners ..........     --         2,922                --
                                                      --------    --------          --------
        Net cash provided by (used in) financing
        activities...................................   (3,574)      2,941               (34)
                                                      --------    --------          --------
Increase (decrease)  in cash and cash equivalents....    4,567     (10,857)            7,145
Cash and cash equivalents at beginning of period ....   10,126      22,403            11,546
                                                      --------    --------          --------
Cash and cash equivalents at end of period .......... $ 14,693    $ 11,546          $ 18,691
                                                      ========    ========          ========

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 1997


NOTE I -- BASIS OF   PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the two months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the period ended September 30, 1997. (The Company will change its fiscal year end to September 30 effective September 30, 1997). For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah Foundry Company's Registration Statement on Form S-4 No. 333-28751 effective August 12, 1997.

NOTE 2 -- INVENTORIES

The components of inventories are as follows:


                                                          June 30      March 31
                                                           1997          1997
                                                           ----          ----
                                                             (000's omitted)

Raw materials .......................................     $ 2,086      $  2,017
Work in process and finished goods...................      15,668        14,324
Supplies ............................................       4,646         4,860
                                                          -------      --------
Inventories at FIFO cost ............................      22,400        21,201
Excess of FIFO cost over LIFO cost ..................           0        (7,245)
                                                          -------      --------
                                                          $22,400      $ 13,956
                                                          =======      ========

NOTE 3 -- LONG-TERM DEBT AND SUBSEQUENT EVENTS

On April 30, 1997, the Company issued $150.0 million principal amount of 11-1/8% Senior Subordinated Notes due 2007 and entered into a credit agreement providing for term loans of $45.0 million and a revolving credit facility of up to $30.0 million. On July 1, 1997, the Company issued $45.0 million principal amount of 11-1/8% Senior Subordinated Notes due 2007 and used the proceeds of $47.6 million to pay the term loans, the accrued interest thereon and related fees and expenses. In addition, on September 12, 1997, the Company amended the revolving credit facility to increase the borrowings available under the revolving credit facility from $30.0 million to $50.0 million and eliminate all borrowing base limitations. The borrowings under the revolving credit facility bear interest at variable interest rates.

NOTE 4 -- GUARANTOR SUBSIDIARIES

No separate financial statements for Neenah Transport, Inc. and Hartley Controls Corporation (Guarantor Subsidiaries) have been included herein because management has concluded that such financial statements would not provide additional material disclosure.

NEENAH FOUNDRY COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General

On April 30, 1997, pursuant to an Agreement and Plan of Reorganization with NC Merger Company and NFC Castings, Inc., the stock of Neenah Corporation (the Predecessor Company) was acquired by NFC Castings, Inc. (the"Merger"). On July 1, 1997, Neenah Foundry Company, which was the principal operating subsidiary of the Predecessor Company, merged into Neenah Corporation (the Predecessor Company) and the surviving company changed its name to Neenah Foundry Company (the"Company").

The following discussion and analysis of the Company's financial condition and results of operations addresses the periods both before and after the Merger. The Merger has had a significant impact on the Company's results of operations and financial condition. The Merger resulted in the recording of goodwill and identifiable intangible assets totaling approximately $157.0 million. These amounts are being amortized over their estimated useful lives, ranging from 10 to 40 years. The Merger has also resulted in a significant increase in the Company's interest expense.

The Merger has been accounted for as a business combination and has resulted in differences in the basis of certain assets and liabilities between the Predecessor Company and the Company.
The following discussions compare the pro forma results of the operations of the Company for the three months ended June 30, 1997, assuming the Merger occurred on April 1, 1997, to the historical results of the Predecessor Company for the three months ended June 30, 1996.

Results of Operations  (dollars in thousands)

Net sales for the pro forma three months ended June 30, 1997 were $51,643 which are $7,334 or 16.6% higher than the quarter ended June 30, 1996. Net sales of municipal castings increased by $2,241 or 10.8% due primarily to a strong economy in the upper Midwest and market share gains in strategic focus areas of the East and Southwest. Net sales of industrial castings increased by $5,384 or 24.6% due to the recent surge in the heavy duty truck build rates, percentage gains on dual sourced components and increased build rates by a major industrial customer . Net sales for Hartley Controls for the pro forma three months ended June 30, 1997, declined by $291 mostly due to a reduction in equipment sales caused by capital spending cutbacks at the major foundry customers that Hartley Controls services.

Gross profit for the pro forma three months ended June 30, 1997 was $16,198, an increase of $3,058 or 23.3%, as compared to the quarter ended June 30, 1996. Gross profit as a percentage of net sales increased to 31.4% from 29.7% for the quarter ended June 30, 1996. The margin improvement was due to the combined effect of spreading manufacturing overhead over a greater volume, improved efficiency in plant operations and, to a lesser extent, improved pricing of industrial castings.

Selling, general and administrative expenses for the pro forma three months ended June 30, 1997 were $6,165, an increase of $1,450 or 30.8% over the $4,715 for the quarter ended June 30, 1996. As a percentage of net sales, selling, general and administrative expenses increased from 10.6% for the quarter ended June 30, 1996 to 11.9%. The increase in selling, general and administrative expense was due to amortization of goodwill and identifiable intangible assets resulting from the Merger.

Operating income was $10,033 for the pro forma three months ended June 30, 1997, an increase of $1,608, or 19.1% from the quarter ended June 30, 1996. As a percentage of net sales, operating income increased from 19.0% for the quarter ended June 30, 1996 to 19.4% for the pro forma three months ended June 30, 1997. The improvement in operating income was achieved for the reasons discussed above offset by amortization of goodwill and identifiable intangible assets resulting from the Merger.

Liquidity and Capital Resources (dollars in thousands)

In connection with the Merger, the Company issued $150.0 million principal amount of 11-1/8% Senior Subordinated Notes due 2007 and entered into a credit agreement providing for term loans of $45.0 million and a revolving credit facility of up to $30.0 million. On July 1, 1997, the Company issued $45.0 million principal amount of 11-1/8% Senior Subordinated Notes due 2007 and used the proceeds of $47.6 million to pay the term loans, the accrued interest thereon and related fees and expenses. In addition, on September 12, 1997, the Company amended the revolving credit facility to increase the borrowings available under the revolving credit facility from $30.0 million to $50.0 million and eliminate all borrowing base limitations.

The Company's liquidity needs will arise primarily from debt service on the above indebtedness, working capital needs and funding of capital expenditures. Borrowings under the revolving credit facility bear interest at variable interest rates. The credit facility imposes restrictions on the Company's ability to make capital expenditures and both the credit facility and the indentures governing the Senior Subordinated Notes limit the Company's ability to incur additional indebtedness. The covenants contained in the credit facility also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, prepay the Senior Subordinated Notes or amend the indentures, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities.

During the month of April, 1997, $17,500 was expended to pay for various expenses associated with the Merger. Excluding this expenditure, cash increased for the pro forma three months ended June 30, 1997 by $13,788. The increase in cash during the two months ended June 30, 1997 is primarily due to a $2,819 decrease in working capital requirements, $1,770 of net income and $864 of proceeds from cash surrender values associated with life insurance policies. The Company believes that cash generated from operations and existing revolving lines of credit will be sufficient to meet its normal operating requirements, including interest payments on the Company's outstanding indebtedness.

                             NEENAH FOUNDRY COMPANY
                           PART II. OTHER INFORMATION



ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27 -    Financial Data Schedule

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NEENAH FOUNDRY COMPANY


DATE:   September 18, 1997                by:   /s/      Gary LaChey
                                          Vice President-Finance, Secretary &
                                          Treasurer (Principal Financial
                                          Officer)

                                          NEENAH TRANSPORT, INC.


DATE:   September 18, 1997                by:   /s/      Gary LaChey
                                          Vice President-Finance, Secretary &
                                          Treasurer (Principal Financial
                                          Officer)

                                          HARTLEY CONTROLS CORPORATION


DATE:   September 18, 1997                by:   /s/      Gary LaChey
                                          Vice President-Finance, Secretary &
                                          Treasurer (Principal Financial
                                          Officer)