Form 10-K
period 1997-09-30
NEENAH FOUNDRY CO
filed 1997-12-29
CIK 1040599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
                   For the fiscal year ended September 30,1997.
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 .
                  For the transition period from ____ to ____.
                        Commission file number 333-28751

                             NEENAH FOUNDRY COMPANY
                             NEENAH TRANSPORT, INC.
                          HARTLEY CONTROLS CORPORATION
             (Exact name of registrant as it appears in its charter)

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

Securities registered pursuant to Section 12(b) of the Act:    NONE

Securities registered pursuant to section 12(g) of the Act:
               11 1/8% Series B Senior Subordinated Notes Due 2007 11 1/8% Series D Senior Subordinated Notes Due 2007
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                     PART I
Item 1.    BUSINESS


     On April 30, 1997, pursuant to an Agreement and Plan of Reorganization with NC Merger Company and NFC Castings, Inc., Neenah Corporation (the "Predecessor Company") was acquired by NFC Castings, Inc. (the "Merger"). Prior to July 1, 1997, Neenah Foundry Company was one of three wholly owned subsidiaries of Neenah Corporation, a holding company with no significant assets or operations other than its holdings in the common stock of its three wholly owned subsidiaries. On July 1, 1997, Neenah Foundry Company merged with and into Neenah Corporation and the surviving company changed its name to Neenah Foundry Company (the "Company").

      The Company, founded in 1872, is one of the largest manufacturers of a wide range of high quality ductile and gray iron castings for the heavy municipal market and selected segments of the industrial market. The Company believes it is the largest manufacturer of heavy municipal iron castings in the United States with approximately a 19% market share in calendar year 1996. The Company's broad range of heavy municipal iron castings includes manhole covers and frames, storm sewer frames and grates, heavy duty airport castings, specialized trench drain castings, specialty flood control castings and ornamental tree grates. These municipal castings are sold throughout the United States to state and local government entities, utility companies, precast concrete manhole structure producers and contractors for both new construction and infrastructure replacement. The heavy municipal market generated approximately 45% of the Company's net sales on a pro forma basis for the six months ended September 30, 1997. The Company believes it is also a leading manufacturer of a wide range of complex industrial castings, including castings for medium- and heavy-duty truck drive line components, a broad range of castings for the farm equipment industry and specific components for compressors used in heating, ventilation and air conditioning systems. The industrial market generated approximately 52.6% of the Company's net sales on a pro forma basis for the six months ended September 30, 1997. In addition, the Company engineers, manufactures and sells customized sand control systems and related products, which are an essential part of the casting process, to other iron foundries. Sales of these sand control systems and related products represented approximately 2.4% of the Company's net sales on a pro forma basis for the six months ended September 30, 1997.

     The Company currently operates two modern foundries with an annual aggregate rated capacity of approximately 187,000 tons at a single site in Neenah, Wisconsin. Since 1985, the Company has invested over $100 million in its production facilities, with approximately $73 million invested in a major plant modernization program from 1985 to 1990. This plant modernization program was a critical part of a long-term strategy to produce higher volume, value-added castings for its existing industrial customers and to penetrate other selected segments of the industrial market, while preserving its position as the leader in the heavy municipal market. This modernization program entailed the closing of the Company's oldest foundry, Plant 1, and the updating of the Company's other two foundries, Plants 2 and 3, which enabled the Company both to produce higher volume, complex castings for selected industrial segments and to improve the Company's cost position in the heavy municipal market. Following the completion of the modernization program, the Company has steadily decreased its production of lower margin products such as axle covers and brake drums and increased the production of higher margin, more complex parts, such as transmission and axle housings. As a result of this strategy, the Company's ongoing improvements in its manufacturing process and increased demand for medium- and heavy-duty truck components have caused net sales and EBITDA to increase substantially.

PRODUCTS, CUSTOMERS AND MARKETS

     The Company provides a variety of products to both the heavy municipal and industrial markets. The following table sets forth certain information regarding the end-user markets served by the Company, the products produced by the Company, representative customers in each end-user market and the percentage of net sales attributable to each of the Company's markets for the fiscal year ended March 31, 1997 and for the Pro forma six months ended September 30, 1997.


                                                                                        Percentage of Net
                                                                                              Sales(1)
                                                                             -------------------------------------------
                                                                              Fiscal Year                Pro forma
                                                      Representative             Ended               Six Months Ended
      Market                 End Product                 Customers           March 31, 1997       September 30, 1997 (2)
      ------                 -----------                 ---------           --------------       ----------------------
Heavy Municipal      Standard castings including    State and local              44.6%                     46.5%
                    storm and sanitary sewer        government
                    castings, including manhole     entities, utility
                    covers and frames, storm        companies, precast
                    sewer frames and grates;        concrete structure
                    Specialty castings including    producers and
                    heavy duty airport castings,    contractors (3)
                    specialized trench drain
                    castings, specialty flood
                    control castings and
                    ornamental tree grates
Industrial
  Medium- and
  Heavy-Duty
  Truck             Differential carriers and       Rockwell                     34.3%                     33.8%
                    cases, brackets, cages,           International
                    calipers, caps, carriers,       Eaton Corp.
                    hubs, knuckles, transmission    Dana Corp
                    housings, yokes
  Farm
  Equipment         Various gear housings, planet   John Deere                   16.0%                     15.8%
                    carrier, axle housings,         New Holland
                    planting and harvesting
                    equipment parts,
                    counterweights
  Other
  Industrial        Compressor components,          Aisin                         5.1%                      3.9%
                    various housing and gear cases  The Trane
                                                      Company


(1) Net sales include sales of Neenah Foundry Company only.
(2) The Company changed its fiscal year end to September 30 from March 31 effective September 30, 1997.
(3) No municipal customer represented more than 1.5% of Neenah Foundry Company's net sales for the fiscal year ended March 31, 1997 or the pro forma six months ended September 30, 1997.

     Heavy Municipal. Based on industry reported data, the Company believes it is the largest manufacturer of heavy municipal iron castings in the United States with an estimated 19% market share in calendar year 1996. The Company's broad heavy municipal product line consists of two general categories of castings, "standard" and "specialty" castings. Standard castings principally consist of storm and sanitary sewer castings that are consistent with pre-existing dimension and strength specifications established by local authorities. Standard castings are generally high volume items that are routinely used in new construction and infrastructure replacement. Specialty castings are generally lower volume, higher margin products which include heavy-duty airport castings, trench drain castings, flood control castings, special manhole and inlet castings and ornamental tree grates. These specialty items are frequently selected and/or specified from the Company's municipal product catalog and its tree grate catalog, which together encompass over 4,400 standard and specialty patterns. For many of these specialty products, the Company believes it is the only manufacturer with existing patterns to produce such a particular casting, although a competing manufacturer could elect to make the investment in patterns or equipment necessary to produce a similar casting.

     The Company's municipal castings are sold to state and local government entities, utility companies, pre-cast concrete manhole structure producers and contractors for both new construction and infrastructure replacement. The Company's 17,000 active municipal customers generally make purchase decisions based on a number of criteria including acceptability of the product per local specification, quality, service, price and the customer's relationship with the foundry. Relative to customers in the industrial market, municipal market customers are less technically demanding and rely on published product specifications to ensure product performance.

     A key aspect of winning orders in the heavy municipal market is the specification process in which a local authority or design engineer sets specific criteria for the casting or castings to be used in a particular project. Those criteria then become part of the formal plans and specifications that will govern the acceptability of castings for a particular project. The Company seeks to be an active participant in the specification process. Its sales staff makes frequent calls on design engineers as part of a continuous effort to stay abreast of current specifications and upcoming projects. In these sales calls, the Company seeks to create opportunities for the selection of specifications which utilize an existing Company pattern. Although in many cases the design engineer who sets the specification does not make the purchase decision, when the Company's specialty product is specified it becomes more difficult for another manufacturer to provide an alternate part which is considered acceptable. The Company's professional sales staff and product engineering department are highly regarded by design engineers and are frequently consulted during the specification drafting process. The Company believes its reputation for its product engineering support, consistent quality and reliable service have made the Company's municipal and tree grate catalogs two of the most frequently used specification design tools in the municipal casting industry.

     Over the past three years, the Company has introduced what it calls "lightweighted" parts to the heavy municipal market. These lightweighted parts have been reengineered in order to reduce both their weight and amount of raw materials necessary for their manufacture, while maintaining the high quality performance characteristics of the heavier version of the casting. This improvement in the design and manufacture of municipal castings has resulted in lower material costs and improved margins for this product line. The Company is able to manufacture lightweighted castings because its manufacturing processes enable it to refine castings walls down to very narrow tolerances, many of which are currently not achievable by the Company's competitors. While only a portion of the municipal castings the Company sells are candidates for lightweighting, the Company expects to continue to increase the number of lightweighted castings which it offers for sale over the next several years.

     Industrial. The Company believes it is a leading manufacturer of a wide range of complex industrial castings, including castings for medium- and heavy-duty truck drive line components and farm equipment as well as castings for specific components for compressors used in HVAC systems. The Company's industrial castings have increased in complexity since the early 1990's and are generally produced in higher volumes than municipal castings. Complexity in the industrial market is determined by the intricacy of a casting's shape, the thinness of its walls and the amount of processing by a customer required before a part is suitable for use by it. OEMs and their first tier suppliers have been demanding higher complexity parts principally to reduce labor costs in their own production processes by using fewer parts to manufacture the same finished product or assembly and by using parts which require less preparation before entering the production process.

     The Company's industrial castings are primarily sold to a limited number of customers with whom the Company has established a close working relationship. The Company has sold to certain industrial customers for over 20 years and currently has multi-year arrangements with certain of those customers. These customers make purchasing decisions based on, among other things, technical ability, price, service, quality assurance systems, facility capabilities and reputation. However, as in the municipal market, the Company's assistance in product engineering plays an important role in winning bids for industrial castings. The average industrial casting typically takes between 12 and 18 months to go from the design phase to full production and has an average product life cycle of approximately 8 to 10 years. The patterns for industrial castings, unlike the patterns for municipal castings, are owned by the Company's customers rather than the Company. However, such industrial patterns are not readily transferable to other foundries without, in most cases, significant additional investment. Although foundries, including the Company, do not design industrial castings, a close working relationship between a foundry and the customer during a product launch is critical to reduce potential production problems and minimize the customer's risk of incurring lost sales or reputation damage due to a delayed launch. Involvement by a foundry early in the design process generally improves the likelihood that the customer will design a casting within the manufacturing capabilities of such foundry and also improves the likelihood that such foundry will be awarded the casting for full production.

     The Company is the sole-sourced supplier of over 85% of the industrial castings it currently produces. Historically, the Company has retained approximately 90% of the castings it has been awarded throughout the product life cycle, which is typical for the industry. The Company believes industrial customers will continue to seek out foundries with a strong reputation for performance who are capable of providing a cost-effective combination of manufacturing technology and quality. The Company's strategy is to further its relationships with existing customers by participating in the design and production of more complex industrial castings, while seeking out selected new customers who would value the Company's performance reputation, technical ability and high level of quality and service.

     In addition to increasing its sales to existing customers and seeking out new customers, the Company intends to explore opportunities in austempering and machining and assembling sub-components for specific industrial customers. Austempering is the process of heat treating a ductile iron casting to increase its strength, thereby increasing the casting's ability to replace steel in additional applications. Machining and sub-assembling are value-added processes often performed by the OEM or third parties. Austempering and machining and sub-assembly are both processes which generally provide higher margins and increase a customer's reliance on the manufacturer.

SALES AND MARKETING

     Heavy Municipal. Over its 70 years of heavy municipal market participation, the Company has emphasized sales and marketing and believes it has built a strong reputation for customer service. The Company believes that it is one of the leaders in U.S. heavy municipal casting production and that it has strong name recognition. The Company has the largest sales and marketing effort of any foundry serving the heavy municipal market, including 56 Company employees and 26 commissioned representatives. The dedicated sales force works out of regional sales offices to market the Company's municipal castings to contractors and state and local governmental entities throughout the United States. The Company operates nine regional distribution and sales centers and has two other sales offices in Oklahoma City, Oklahoma and Norwood, Pennsylvania. The Company believes this regional approach enhances its knowledge of local specifications and its position in the heavy municipal market.

     Industrial. The Company employs a dedicated industrial casting sales force of six people, five based in Neenah, Wisconsin and one based in Mansfield, Ohio. These six people consist of three account coordinators, who support the ongoing customer relationships and organize the scheduling and delivery of shipments, and three major account managers who work with customers' engineers and procurement representatives, Company engineers, manufacturing management and quality assurance representatives throughout all stages of the production process to ensure that the final product consistently meets or exceeds customer specifications. This team approach consisting of sales, marketing, manufacturing, engineering and quality assurance effort is an integral part of the Company's marketing strategy.

MANUFACTURING PROCESS

    The Company operates two modern foundries with an annual rated capacity of approximately 187,000 tons at a single location in Neenah, Wisconsin. The Company's foundries manufacture gray and ductile iron and cast it into intricate shapes according to customer metallurgical and dimensional specifications. Since 1985, the Company has invested over $100 million in its production facilities, with approximately $73 million invested from 1985 to 1990 in plant modernization and new equipment. The Company also continually invests in the improvement of process controls and product performance and believes that these investments and its significant experience in the industry have made it one of the most efficient manufacturers of industrial and heavy municipal casting products. During the pro forma six months ended September 30, 1997, the Company had a combined scrap rate of less that 2.0%.

     The casting process involves using metal, wood or urethane patterns to make an impression of a casting product in a mold made primarily of sand. Cores, also made primarily of sand, are used to make the internal cavities and openings in a casting product. Once the casting impression is made in the mold, the cores are set into the mold and the mold is closed. Molten metal is then poured into the mold, fills the mold cavity and takes on the shape of the desired casting product. Once the iron has solidified and cooled, the mold is shaken from the casting and the sand is recycled. The selection of the appropriate casting method, pattern, core-making equipment and sand and other raw materials depends on the final product including its complexity, specifications, and function as well as intended production volumes. Because the casting process involves many critical variables, such as choice of raw materials, design and production of tooling, iron chemistry and metallurgy, and core and molding sand properties, it is important to monitor the process parameters closely to ensure dimensional precision and metallurgical consistency.

     The Company continually seeks to find ways to expand the capabilities of existing technology to improve manufacturing processes. An example of this expansion is the Company's integration of Disamatic molding machines into its operations. Disamatic molding machines are considered to be among the most efficient sand molding machines because of their ability to produce high quality molds at high production rates. Disamatic molding machines are also used by most of the Company's direct competitors. Although the Company was not the first foundry to acquire Disamatic molding machines, it has significantly enhanced the equipment's range of production by combining it with core-setting capabilities which exceed those of most foundries. To further improve upon the productivity of the Disamatic molding machines, the Company has recently increased the length of two of its cooling lines, making each line among the longest lines in the world for comparable Disamatic equipment. This extension allows the Company to run its machines at higher production rates while providing sufficient in-mold cooling time prior to mold shakeout to facilitate the production of high quality castings. As a result of these and other similar efforts, the Company has been able to increase productivity as measured in the number of molds per hour. Additionally, from 1992 through 1997, the Company reduced employee hours per ton from 14.8 to 9.0.

    The Company also achieves productivity gains by improving upon the individual steps of the casting process such as reducing the amount of time required to make a pattern change to produce a different casting product. The reduced time permits it to profitably produce castings in medium volume quantities on high volume, cost-effective equipment such as the Disamatic molding machines. Additionally, extensive effort in real time process controls permits the Company to produce a consistent, dimensionally accurate casting product, which requires less time and effort in the final processing stages of production. This accuracy contributes significantly to the Company's manufacturing efficiency.

QUALITY ASSURANCE

     Continual testing and monitoring of the manufacturing process is important to maintain product quality. The Company has adopted sophisticated quality assurance techniques and policies for its manufacturing operations. During and after the casting process, the Company performs numerous tests, including tensile, proof-load, radiography, ultrasonic, magnetic particle and chemical analysis. The Company utilizes statistical process controls to measure and control significant process variables and casting dimensions. The results of this testing are documented in metallurgical certifications, which are provided with each shipment to most industrial customers. The Company strives to maintain systems that provide for continuous improvement of operations and personnel, emphasize defect prevention and reduce variation and waste in all areas.

DISTRIBUTION

     Industrial castings are shipped direct to customers from the Company. For many municipal and a small portion of its industrial customers, castings are delivered by Neenah Transport, Inc. ("Neenah Transport"), a wholly owned subsidiary of the Company, which operates a fleet of 28 tractors and 101 trailers that deliver products throughout the Midwest. For sales outside of the Midwest, increased transportation costs impact the ability of the Company to compete on a cost basis. Neenah Transport also backhauls raw materials for use by the Company on return trips. Neenah Transport is staffed with professional drivers who are trained in service standards and product knowledge as representatives of the Company. To the Company's knowledge, none the Company's major heavy municipal competitors have a captive transportation subsidiary. The Company believes Neenah Transport's service and drivers provide another differentiating factor in favor the Company.

RAW MATERIALS

     The primary raw materials used by the Company to manufacture ductile and gray iron castings are steel scrap, pig iron, metallurgical coke and silica sand. While there are multiple suppliers for each of these commodities, the Company has single-source arrangements with its suppliers of each of these major raw materials, with the exception of pig iron. Due to long standing relationships with each of its suppliers, the Company believes that it will continue to be able to secure raw materials from its suppliers at competitive prices. The primary energy sources for the Company's operations, electricity and natural gas, are purchased through utilities.

     Although the prices of all raw materials used by the Company vary, the fluctuations in the price of steel scrap are the most significant to the Company. The Company has arrangements with most of its industrial customers which require the Company to adjust industrial casting prices to reflect scrap price fluctuations. In periods of rapidly rising or falling scrap prices, these adjustments will lag the current scrap price because they are generally based on average market prices for prior periods, which periods vary by customer but are generally no longer than six months. Castings are generally sold to the heavy municipal market on a bid basis and, after a bid is won, the price for the municipal casting subject to the bid generally cannot be adjusted for raw material price increases. However, in most cases the Company has been successful in obtaining higher municipal casting unit prices in subsequent bids to compensate for rises in scrap prices in prior periods. Rapidly fluctuating scrap prices may have an adverse or positive effect on the Company's financial condition and results of operations.

COMPETITION

     The markets for the Company's products are highly competitive. Competition is based not only on price, but also on quality of product, range of capability, level of service and reliability of delivery. The Company competes with numerous independent and captive foundries, as well as with a number of foreign iron foundries, including certain foundries located in India. The Company also competes with several large domestic manufacturers whose products are made with materials other than ductile and gray iron, such as steel or aluminum. The industry consolidation that has occurred over the past 20 years has resulted in a significant reduction in the number of smaller foundries and a rise in the share of production by larger foundries, some of which have significantly greater financial resources than the Company. Competition from India has had a strong presence in the heavy municipal market and continues to be a factor, primarily in the western and eastern U.S., due in part to costs associated with transportation. However, foreign companies have been, and continue to be, subject to antidumping and countervailing duty enforcement litigation which the Company believes has had a negative effect on foreign companies' ability to compete in the U.S. markets. There can be no assurance that these factors will continue to mitigate the impact of foreign competition, or that the Company will be able to maintain or improve its competitive position in the markets in which it competes.


BACKLOG

     The Company's industrial business generally involves supplying all or a portion of a customer's annual requirements for a particular casting. Industrial customers generally order castings on a monthly basis. Orders for the heavy municipal market are generally received for specific casting products and cover a much larger range of castings. The Company's backlog at any given time consists only of firm industrial and municipal orders. The Company's backlog was 24,800 tons at September 30, 1997 as compared to 16,000 tons at September 30, 1996. The increase in backlog of approximately 55% was due primarily to an increase in the medium- and heavy-duty truck market, coupled with a substantial extended order from a new customer in the railroad industry.

HARTLEY CONTROLS CORPORATION

     Hartley Controls Corporation ("Hartley Controls"), a wholly owned subsidiary of the Company, engineers, manufactures and sells customized sand control systems, which are an essential part of the casting process, to other iron foundries. The sand molding media used in all high production iron foundries is a critical element in determining mold quality. Exacting and consistent control of this sand with respect to moisture and chemical additives is an essential element for process control, and relates directly to casting quality, scrap rate and the ability to produce complex molds for highly engineered castings. Hartley Controls is a major U.S. supplier of sand control systems with over 300 installations since 1986. Hartley Controls has made investments in process technology and has several patented technologies related to sand systems, including the "Automatic Moisture Controller," the "Even-Flo Bin," the "Automatic Compactibility Tester," the "Automatic Bond Determinator," the "Green Stand Reconditioner" and the "Sandman." Sales of these sand systems and other products represented approximately 2.4% of the Company's net sales on a pro forma basis for the six months ended September 30, 1997.

EMPLOYEES

     As of September 30, 1997 the Company had 937 full time employees, of whom 739 were hourly employees and 198 were salaried employees. Of the 198 salaried employees, 96 are in manufacturing and engineering, 56 are in sales and marketing, 42 are in management and administration and 4 are in transportation. The Local 121B of the Glass, Molders, Pottery, Plastics and Allied Workers International Union AFL-CIO is the major bargaining agent for the representative of 705 of the Company's hourly employees. A collective bargaining agreement with Local 121B was reached on January 1, 1996 and expires on December 31, 1998. The Independent Patternmakers Union of Neenah, Wisconsin is the major bargaining agent for and representative of 34 of the Company's hourly employees. A collective bargaining agreement with the Independent Patternmakers Union was reached on January 1, 1995 and expires on December 31, 1997. The Company believes that it has a good relationship with its employees.

ENVIRONMENTAL MATTERS

     The Company's facilities are subject to federal, state and local laws and regulations relating to the protection of the environment and worker health and safety, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Such laws include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Occupational Health and Safety Act. The Company believes that its operations have been and are currently in substantial compliance with applicable environmental laws, and that it has no liabilities arising under such environmental laws, except as would not be expected to have a material adverse effect on the Company's operations, financial condition or competitive position. However, some risk of environmental liability and other costs is inherent in the nature of the iron foundry business. The Company might in the future incur significant costs to meet current or more stringent compliance, cleanup or other obligations pursuant to environmental requirements. Such costs may include expenditures related to remediation of historical releases or clean-up of structures prior to demolition.

     Under the Federal Clean Air Act Amendments of 1990 ("CAA"), the Environmental Protection Agency must establish maximum achievable control technology standards for hazardous air pollutants emitted from iron foundry operations by the year 2000. In addition, Wisconsin law imposes requirements on emissions of air toxins from iron foundries and other industries. Many of the regulations that will implement the CAA and Wisconsin law have not yet been promulgated. Although it is not possible to estimate the costs of complying with the regulations until they are issued, iron foundries, including the Company, can be expected to incur significant costs over time to comply with these federal and state regulations.

CYCLICALITY AND SEASONALITY

     The Company has historically experienced moderate cyclicality in the heavy municipal market. Sales of municipal products are influenced by, among other things, public spending. In the industrial market, the Company has experienced cyclicality in sales resulting from fluctuations in the medium- and heavy-duty truck market and the farm equipment market, which are subject to general economic trends.

     The Company experiences seasonality in its municipal business where sales tend to be higher during the construction season, which occurs during the warmer months, generally the third and fourth quarters of the Company's fiscal year. The Company maintains level production throughout the year in anticipation of such seasonality and does not experience production volume fluctuations as a result. The Company builds inventory in anticipation of the construction season with such inventories reaching a peak in March or April. The Company has not historically experienced seasonality in industrial casting sales.


Item 2.     PROPERTIES

     The Company's headquarters and two foundries are located in Neenah, Wisconsin. The first manufacturing foundry, Plant 2, produces gray and ductile iron castings and is equipped with one BMD air impulse molding line, two Hydro slinger cope and drag molding units, and one 2070 Type B Disamatic molding machine. The annual rated capacity for Plant 2 is 116,000 gst (good salable tons). The second manufacturing foundry, Plant 3, produces ductile iron castings and is equipped with one 2013 Mark IV Disamatic molding machine and one 2070 Type B Disamatic molding machine. The annual rated capacity for Plant 3 is approximately 71,000 gst. Industrial and municipal castings are produced in both plants. Rated capacity is based on an assumed product mix and, due to the Company's current industrial product mix, which includes numerous complex castings, practical capacity is currently approximately 5% to 6% less than rated capacity. The Company owns seven and leases six distribution and sales centers. In early 1994, the Company closed Plant 1, its oldest and lowest capacity plant, which was primarily producing large castings for HVAC Systems. The Company closed Plant 1 because of its decision to discontinue the low volume, highly complex castings produced by Plant 1 and the significant capital expenditures that would have been necessary to modernize Plant 1.


Item 3.     LEGAL PROCEEDINGS

     The Company is involved in routine litigation incidental to its business. Such litigation is not, in the opinion of management, likely to have a material adverse effect on the financial condition or results of operations of the Company.


Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the period ended September 30, 1997.



                                     PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      There is no public market for the common stock of the Company. There was one holder of record of the Company's common stock as of September 30, 1997.

Item 6.       SELECTED FINANCIAL DATA

      The following table sets forth the selected historical consolidated financial data of the Company for the five years ended March 31,1997, the six months ended September 30, 1996 and the one month ended April 30, 1997 which have been derived from the Company's historical consolidated financial statements before the Merger and the five months ended September 30, 1997 which have been derived from the Company's historical consolidated financial statements following the Merger.
                                       10

The information contained in the following table should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's historical consolidated financial statements and related notes included elsewhere in this report.


-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                                                    Predecessor Company
                     -------------------------------------------------------------------------------
                                           Fiscal Year Ended March 31,
                                           ---------------------------
                                  1993       1994      1995      1996      1997         Six         One Month      Five Months
                                  ----       ----      ----      ----      ----        Months         Ended           Ended
                                                                                        Ended         April        September
                                                                                      September     30, 1997       30, 1997
                                                                                      30, 1996
(DOLLARS IN
THOUSANDS)
STATEMENT OF
  INCOME DATA:
  Net sales (1)                 $133,422   $131,982  $160,621  $166,951  $165,426      $89,739        $17,276         $87,093
  Cost of sales                  108,279    106,531   120,981   121,631   116,736       62,986         11,351          60,166
                                 -------   --------  --------  --------   -------     --------        -------         -------
  Gross profit                    25,143     25,451    39,640    45,320    48,690       26,753          5,925          26,927
  Selling, general
    and administrative
    expenses                      12,865     13,614    16,673    16,983    17,547        9,276          1,752           7,088
  Amortization expense                --         --        --        --        --           --             --           3,678

  Restructuring charge             6,172         --        --        --        --           --             --              --
                                 -------   --------  --------  --------   -------     --------        -------         -------
  Operating income                 6,106     11,837    22,967    28,337    31,143       17,477          4,173          16,161

  Interest expense
    (income), net                  2,118      1,043       397      (481)   (1,162)        (413)          (121)         (8,832)
                                 -------   --------  --------  --------   -------     --------        -------         -------
  Income before
    income taxes
    and cumulative
    effect of accounting
    changes                        3,988     10,794    22,570    28,818    32,305       17,890          4,294           7,329
  Provision for income
    taxes                          1,544      4,213     8,866    11,676    12,467        7,154          1,615           3,479
                                 -------   --------  --------  --------   -------     --------        -------         -------
  Income before
    cumulative  effect of
     accounting changes            2,444      6,581    13,704    17,142    19,838       10,736          2,679           3,850

  Cumulative effect of
  accounting changes:
    Income taxes                   5,200         --        --        --        --           --             --              --

    Postretirement
    benefits other
    than pensions                 (2,564)        --        --        --        --           --             --              --
                                 -------   --------  --------  --------   -------     --------        -------         -------

Income before
extraordinary item                 5,080      6,581    13,704    17,142    19,838       10,736          2,679           3,850

Extraordinary item                    --         --        --        --        --           --             --           1,630
                                 -------   --------  --------  --------   -------     --------        -------         -------
Net income                       $ 5,080   $  6,581  $ 13,704  $ 17,142   $19,838     $ 10,736        $ 2,679         $ 2,220
                                 =======   ========  ========  ========   =======     ========        =======         =======

---------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET
  DATA (AT END
  OF PERIOD):
  Cash and cash
    equivalents         $   79     $  118    $  238  $ 10,126  $ 22,403     $ 18,166       $ 29,046        $ 20,344
  Working capital       12,983     14,419    15,239    28,113    43,707       34,930         34,052          39,830
  Total assets          87,388     74,327    73,813    82,957    93,869       92,759        102,067         328,425
  Total debt            21,409     13,325       887       241       134          169            129         197,620
  Total stockholders'   36,862     37,929    43,198    54,790    68,857       62,676         74,458          47,220
      equity

---------------------------------------------------------------------------------------------------------------------------

(1) Net sales for the years ended March 31, 1993 and 1994 include sales of products manufactured in Plant 1, which was closed in 1994 as part of the Company's strategy to increase its focus on higher volume, complex parts for its industrial customers. The majority of the parts produced in Plant 1 were then discontinued. Plant 1 provided sales of $30.9 million and $4.4 million for the fiscal years ended March 31, 1993 and 1994, respectively.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On April 30, 1997, pursuant to an Agreement and Plan of Reorganization with NC Merger Company and NFC Castings, Inc., the stock of Neenah Corporation (the "Predecessor Company") was acquired by NFC Castings, Inc. (the "Merger"). On July 1, 1997, Neenah Foundry Company, which was the principal operating subsidiary of Neenah Corporation, merged with and into Neenah Corporation and the surviving company changed its name to Neenah Foundry Company (the "Company").

     The following discussion and analysis of the Company's financial condition and results of operations addresses the periods both before and after the Merger. The Merger has had a significant impact on the Company's results of operations and financial condition. The Merger resulted in the recording of goodwill and identifiable intangible assets totaling approximately $148.8 million. These amounts are being amortized over their estimated useful lives, ranging from 5 months to 40 years. The Merger has also resulted in a significant increase in the Company's interest expense.

     The Merger has been accounted for as a business combination and has resulted in differences in the basis of certain assets and liabilities between the Predecessor Company and the Company. The Company changed its fiscal year end to September 30 from March 31 effective September 30, 1997. The following discussions compare the pro forma results of operations of the Company for the six months ended September 30, 1997, assuming the Merger occurred on April 1, 1997, to the historical results of the Predecessor Company for the six months ended September 30, 1996.

RESULTS OF OPERATIONS

     The following table sets forth for the periods shown certain statement of income data expressed as a percentage of net sales:


                                                      Predecessor Company
                                     -----------------------------------------------------
                                      Fiscal Year Ended March 31,                               Pro Forma
                                     -----------------------------      Six Months Ended     Six Months Ended
                                     1995         1996        1997      September 30, 1996    September 30, 1997
                                     ----         ----        ----      ------------------   -------------------
Net sales:
    Municipal sales                   43.9%        41.6%      43.1%            49.3%               45.0%
    Industrial sales                  53.2         55.2       53.4             47.5                52.6
    Hartley Controls sales             2.9          3.2        3.5              3.2                 2.4
                                     -----        -----      -----            -----               -----
Total net sales                      100.0        100.0      100.0            100.0               100.0

Cost of sales                         75.3         72.9       70.6             70.2                67.4
                                     -----        -----      -----            -----               -----
Gross profit                          24.7         27.1       29.4             29.8                32.6
Selling, general and
   administrative expense             10.4         10.1       10.6             10.3                12.1
                                     -----        -----      -----            -----               -----
Operating income                      14.3%        17.0%      18.8%            19.5%               20.5%
                                     =====        =====      =====            =====               =====


COMPARISON OF PRO FORMA SIX MONTHS ENDED SEPTEMBER 30, 1997 TO SIX MONTHS ENDED SEPTEMBER 30, 1996

     Net Sales. Net sales for the pro forma six months ended September 30, 1997 were $104.4 million which are $14.6 million or 16.3% higher than the six months ended September 30, 1996. Net sales of municipal castings increased by $2.8 million or 6.2 % due primarily to a strong economy in the upper Midwest and market share gains in strategic focus areas of the East and Southwest. Net sales of industrial castings increased by $12.3 million or 28.8% due to a continuing surge in the heavy duty truck build rates, percentage gains on dual sourced components and increased build rates by a major industrial customer. Net sales for Hartley Controls for the pro forma six months ended September 30,1997, declined by $0.4 million mostly due to a reduction in equipment sales caused by capital spending cutbacks at the major foundry customers that Hartley Controls services.

     Gross Profit. Gross profit for the pro forma six months ended September 30, 1997 was $34.0 million, an increase of $7.3 million or 27.3%, as compared to the six months ended September 30, 1996. Gross profit as a percentage of net sales increased to 32.6% from 29.8% for the six months ended September 30, 1996. The margin improvement was due to the combined effect of spreading manufacturing overhead over a greater volume, improved efficiency in plant operations and, to a lesser extent, improved pricing in both municipal and industrial products. Production, expressed in good tons, increased during the six months ended September 30, 1997 by 12,971 tons or 16.7% over the six month period ended September 30, 1996. Furthermore, man hours per ton over this time period were reduced from 8.86 hours/ton to 8.77 hours/ton and variable expenses (most notably foundry supplies, repair parts, utilities and coke) decreased from $207 per good ton to $190 per good ton.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the pro forma six months ended September 30, 1997 were $12.6 million, an increase of $3.4 million or 36.2% over the $9.3 million for the six months ended September 30, 1996. As a percentage of net sales, selling, general and administrative expenses increased from 10.3% for the six months ended September 30, 1996 to 12.1% for the pro forma six months ended September 30, 1997. The increase in selling, general and administrative expense was primarily due to amortization of goodwill and identifiable intangible assets resulting from the Merger.

     Operating Income. Operating income was $21.4 million for the pro forma six months ended September 30, 1997, an increase of $3.9 million or 22.5% from the six months ended September 30, 1996. As a percentage of net sales, operating income increased from 19.5% for the six months ended September 30, 1996 to 20.5% for the pro forma six months ended September 30, 1997. The improvement in operating income was achieved for the reasons discussed above offset by amortization of goodwill and identifiable intangible assets resulting from the Merger.

     Net Interest Expense. Net interest expense increased from $0.4 million net interest income for the six months ended September 30, 1996 to $10.6 million net interest expense for the pro forma six months ended September 30, 1997 due to the interest expense on the indebtedness incurred in connection with the Merger.

     Extraordinary Item. For the pro forma six months ended September 30, 1997, the Company recorded an extraordinary loss of $1.6 million (which is net of an income tax benefit of $1.0 million) for the write-off of unamortized deferred financing costs in connection with the repayment in full of the term indebtedness under the Company's Senior Bank Facility.

COMPARISON OF FISCAL YEAR ENDED MARCH 31, 1997 TO FISCAL YEAR ENDED
MARCH 31, 1996

   Net Sales. Net sales were $165.4 million for the year ended March 31, 1997, a decrease of $1.6 million, or 0.9%, from $167.0 million for the year ended March 31, 1996. Net sales of industrial castings decreased $3.9 million, or 4.2%, to $88.3 million. The decrease in industrial casting sales was primarily the result of a decision by the Company to discontinue its production of certain lower margin brake components which resulted in a 9,600 ton decrease in tons produced compared to the year earlier period, and, to a lesser extent, reduced demand for casting products in the medium- and heavy-duty truck market. Net sales of municipal castings increased $1.9 million, or 2.7%, to $71.3 million, primarily due to increased pricing. Hartley Controls net sales grew $0.4 million, or 7.4%, to $5.8 million, principally due to increased volume of equipment sales.

    Gross Profit. Gross profit was $48.7 million for the year ended March 31, 1997, an increase of $3.4 million, or 7.5%, from $45.3 million for the year ended March 31, 1996. Gross profit as a percentage of net sales increased to 29.4% for the year ended March 31, 1997, from 27.1% for the year ended March 31, 1996. The increase in gross profit as a percentage of net sales was due mainly to improved product mix in the industrial product line and greater overall plant efficiency. Gross profit percentage also improved due to the continued effect of the lightweighted municipal casting program.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $17.5 million for the year ended March 31, 1997, an increase of $0.5 million, or 2.9%, from $17.0 million for the year ended March 31, 1996. As a percentage of net sales, selling, general and administrative expenses increased to 10.6% for the year ended March 31, 1997, from 10.1% for the year ended March 31, 1996. Approximately $0.2 million of the increase in selling, general and administrative expenses was due to a non-recurring charitable contribution and approximately $0.9 million of the increase was due to increased compensation and benefits to officers of the Company who resigned at the time of the Merger. Excluding the effects of estimated nonrecurring officer compensation and benefits and the charitable contribution, selling, general and administrative expenses, as a percentage of net sales, decreased slightly to 8.3% for the year ended March 31, 1997, from 8.4% for the year ended March 31, 1996.

     Operating Income. Operating income increased to $31.1 million for the year ended March 31, 1997, an increase of $2.8 million or 9.9% from $28.3 million for the year ended March 31, 1996. As a percentage of net sales, operating income increased to 18.8% for the year ended March 31, 1997, from 17.0% for the year ended March 31, 1996. The improvement in operating income was achieved primarily for the reasons discussed above.

COMPARISON OF FISCAL YEAR ENDED MARCH 31, 1996 TO FISCAL YEAR ENDED MARCH 31,
1995

    Net sales. Net sales were $167.0 million for the year ended March 31, 1996, an increase of $6.4 million, or 4.0%, from $160.6 million for the year ended March 31, 1995. Net sales of industrial castings grew $6.6 million, or 7.7%, to $92.2 million. The increase in industrial sales was primarily due to improved pricing while sales volume remained stable. The improved pricing for industrial castings was mainly the result of a better industrial product mix as the Company increased its sales of more complex, value-added industrial castings. Net sales of municipal castings decreased $1.0 million, or

1.4%, to $69.4 million, due to a decrease in unit volume, which was partially offset by improved pricing. The decrease in municipal castings volume was principally due to artificially high sales in fiscal 1995 resulting from weather conditions. Fiscal 1995 net sales were affected by poor winter weather in January to March 1994 which resulted in the postponement of certain sales from fiscal 1994 into fiscal 1995, and mild weather from January to March 1995 which resulted in the acceleration of sales from fiscal 1996 into fiscal 1995. Total production volume in tons decreased more significantly than unit volume for municipal sales because of the effect of the lightweighted casting program. Hartley Controls net sales grew $0.8 million, or 17.4%, to $5.4 million, principally due to increased volume of equipment sales.

     Gross Profit. Gross profit was $45.3 million for the year ended March 31, 1996, an increase of $5.7 million, or 14.4%, from $39.6 million for the year ended March 31, 1995. Gross profit as a percentage of net sales increased to 27.1% for the year ended March 31, 1996, from 24.7% for the year ended March 31, 1995. The continued improvement in gross profit, as a percentage of net sales, was due to the combined effect of margin improvements in both the industrial and municipal product lines. Industrial castings gross profit percentage improved due to the shift to a more profitable product mix and improved efficiency in plant operations. Municipal castings gross profit percentage improved largely due to the effect of implementing the lightweighted casting program and an increase in selling prices.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $17.0 million for the year ended March 31, 1996, an increase of $0.3 million, or 1.8%, from $16.7 million for the year ended March 31, 1995. As a percentage of net sales, selling, general and administrative expenses decreased slightly to 10.1% for the year ended March 31, 1996, from 10.4% for the year ended March 31, 1995. Approximately $0.1 million of the increase in selling, general and administrative expense was due to increased compensation and benefits to officers of the Company who resigned at the time of the Merger. Excluding the effects of estimated nonrecurring executive compensation and benefits, selling, general and administrative expenses, as a percentage of net sales, decreased to 8.4% from 8.6% for the year ended March 31, 1995, primarily due to the spreading of fixed expenses over a greater volume of sales.

     Operating Income. Operating income increased to $28.3 million for the year ended March 31, 1996, an increase of $5.3 million, or 23.0%, from $23.0 million for the year ended March 31, 1995. As a percentage of net sales, operating income increased to 17.0% for the year ended March 31, 1996, from 14.3% for the year ended March 31, 1995. The improvement in operating income was achieved primarily for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     In connection with the Merger, the Company issued $150.0 million aggregate principal amount of 11-1/8% Senior Subordinated Notes due 2007 ("the Senior Subordinated Notes") and entered into a credit agreement providing for term loans of $45.0 million and a revolving credit facility of up to $30.0 million (the "Senior Bank Facility.") On July 1, 1997, the Company issued an additional $45.0 million aggregate principal amount of Senior Subordinated Notes and used the proceeds of $47.6 million to pay off the term loans under the Senior Bank Facility, together with the accrued interest thereon and related fees and expenses. In addition, on September 12, 1997, the Company amended the revolving credit facility under the Senior Bank Facility to increase the borrowings available under the revolving credit facility from $30.0 million to $50.0 million and eliminate all borrowing base limitations.

     The Company's liquidity needs will arise primarily from debt service on the above indebtedness, working capital needs and funding of capital expenditures. Borrowings under the revolving credit facility bear interest at variable interest rates. The Senior Bank Facility imposes restrictions on the Company's ability to make capital expenditures and both the Senior Bank Facility and the indentures governing the Senior Subordinated Notes limit the Company's ability to incur additional indebtedness. The covenants contained in the Senior Bank Facility also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, prepay the Senior Subordinated Notes or amend its indentures, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities.

     For the fiscal years ended March 31, 1995, 1996 and 1997, and the pro forma six months ended September 30, 1997, the Company's capital expenditures were $3.7 million, $7.3 million, $4.5 million and $2.5 million, respectively. The $3.6 million increase in capital expenditures for the fiscal year ended March
31, 1996 from the comparable period for 1995 was primarily the result of the expansion of the cooling capabilities of two of the Company's production lines.

     The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under its revolving credit facility. Net cash from operating activities for the pro forma six months ended September 30, 1997 was $25.4 million. Net cash from operating activities for the year ended March 31, 1997 was $23.5 million, an increase of $1.2 million from $22.3 million for the year ended March 31, 1996, primarily as a result of an increase in net income. Net cash from operating activities for the year ended March 31, 1996 of $22.3 million represented a decrease of $1.3 million from $23.6 million in the comparable period of 1995, primarily as a result of a net increase in working capital (excluding cash and cash equivalents) during 1996 partially offset by greater net income in 1996.

     The Company believes that cash generated from operations and existing revolving lines of credit will be sufficient to meet its normal operating requirements, including future interest payments on the Company's outstanding indebtedness.

RAW MATERIALS

     Although the prices of all raw materials used by the Company vary, the fluctuations in the price of steel scrap are the most significant to the Company. The Company has arrangements with most of its industrial customers which require the Company to adjust industrial casting prices to reflect scrap price fluctuations. In periods of rapidly rising or falling scrap prices, these adjustments will lag the current scrap price because they are generally based on average market prices for prior periods, which periods vary by customer but are generally no longer than six months. Castings are generally sold to the heavy municipal market on a bid basis and, after a bid is won, the price for the municipal casting subject to the bid generally cannot be adjusted for raw material price increases. However, in most cases the Company has been successful in obtaining higher municipal casting unit prices in subsequent bids to compensate for rises in scrap prices in prior periods. Rapidly fluctuating scrap prices may have a temporary adverse or positive effect on the Company's results of operations.

INFLATION

     The Company does not believe that inflation has had a material impact on its financial position or results of operations during the pro forma six month period ended September 30, 1997 or during the three years ended March 31, 1997.

CYCLICALITY AND SEASONALITY

     The Company has historically experienced moderate cyclicality in the heavy municipal market. Sales of municipal products are influenced by, among other things, public spending. In the industrial market, the Company has experience cyclicality in sales resulting from fluctuations in the medium- and heavy-duty truck market and the farm equipment market, which are subject to general economic trends.

     The Company experiences seasonality in its municipal business where sales tend to be higher during the construction season, which occurs during the warmer months, generally the third and fourth quarters of the Company's fiscal year. The Company maintains level production throughout the year in anticipation of such seasonality and does not experience production volume fluctuations as a result. The Company builds inventory in anticipation of the construction season with such inventories reaching a peak in March or April. The Company has not historically experienced seasonality in industrial casting sales.

Item 8.       FINANCIAL STATEMENTS AND  SUPPLEMENTARY DATA

     The financial statements and schedules are listed in Part IV Item 14 of this Form 10-K.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

     The following sets forth certain information as of September 30, 1997, with respect to the persons who are members of the Board of Directors or executive officers of the Company.

        Name              Age                Position
        ----              ---                --------
James K. Hildebrand        60    Chairman of the Board and Chief Executive Officer
William M. Barrett         50    Vice President and General Manger
Gary W. LaChey             51    Vice President - Finance, Treasurer and Secretary
Charles M. Kurtti          60    Vice President - Manufacturing and Engineering
William J. Martin          49    Vice President and General Manager - Hartley
                                    Controls Corporation
John Z.  Rader             48    Vice President - Human Resources
Brenton F. Halsey          69    Director
David F. Thomas            47    Director
John D. Weber              33    Director

     Mr. Hildebrand is Chairman of the Board and Chief Executive Officer of the Company, a position he has held since May 1, 1997. Mr. Hildebrand has been President and Chief Executive Officer of Advanced Cast Products, Inc. since 1988, and will continue in that position for the foreseeable future. Previously, he served as President of the Cast Products Group of Amcast Industrial Corp. Mr. Hildebrand is also employed by ACP Holding Company which, beneficially owns all the common equity of both the Company and Advanced Cast Products, Inc. Mr.
Hildebrand devotes substantial time to, and is partially compensated by, Advanced Cast Products, Inc.

     Mr. Barrett is Vice President and General Manager of the Company, a position he has held since May 1, 1997. Mr. Barrett joined the Company in 1992 serving as General Sales Manager - Industrial Castings. From 1985 to 1992, Mr. Barrett was the Vice President - Sales for Harvard Industries Cast Products Group.

     Mr. LaChey is Vice President - Finance, Treasurer and Secretary of the Company, a position he has held since May 1, 1997. Mr. LaChey joined the Company in 1971, serving in a variety of positions of increasing responsibility in the finance department. Mr. LaChey was most recently Vice President - Administration of the Company.

     Mr. Kurtti is Vice President - Manufacturing and Engineering, of the Company, a position he has held since 1991. Mr. Kurtti joined the Company in 1976 as a salesman. Mr. Kurtti has served as Director of Marketing, Director of Purchasing - Engineering and Director - Manufacturing and Engineering.

     Mr. Martin is Vice President and General Manger - Hartley Controls Corporation, a wholly owned subsidiary of the Company, a position he has held since 1996. Previously, Mr. Martin was Territory Sales Manager at Disamatic, Inc., a molding machine manufacturer, from 1986 to 1996.

     Mr. Rader is Vice President - Human Resources, a position he has held since 1990. Mr. Rader joined the Company in 1987, serving as Director - Personnel until 1989 and as Director - Human Resources until 1990.

     Mr. Halsey is a director of the Company, a position he has held since May 1, 1997. Mr. Halsey was the founding Chief Executive Officer and Chairman of the James River Corporation from 1969 to 1990. He continued as Chairman until 1992 when he became Chairman Emeritus.
                                       17

     Mr. Thomas is a director of the Company, a position he has held since May 1, 1997. Mr. Thomas has been a Managing Director of Citicorp Venture Capital, Ltd. for more than the past five years. Mr. Thomas is a director of Lifestyles Furnishings International Ltd., Galey & Lord, Inc., Anvil Knitwear, Inc. and a number of private companies.

     Mr. Weber is a director of the Company, a position he has held since May 1, 1997. Since 1994, Mr. Weber has been a Vice President at Citicorp Venture Capital, Ltd. Previously, Mr. Weber worked at Putnam Investments from 1992 through 1994. Mr. Weber is a director of Anvil Knitwear, Inc. and a number of private companies.

     Directors of the Company do not receive compensation for their services as directors. Directors of the Company receive reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the board of directors or committees thereof.

ITEM 11.        Executive Compensation

     The following table sets forth information concerning compensation received by the chief executive officer of the Company and its five most highly compensated executive officers (the "Named Executive Officers") for services rendered during the five months ended September 30, 1997.


                                                                                    Long-Term
                                                                                   Compensation
                                       Annual Compensation           ------------------------------------------
                                   -------------------------           Other Annual        Options/     LTIP          All Other
Name and Principal Position            Salary      Bonus              Compensation(1)       SARs(#)     Payouts      Compensation
---------------------------            ------      -----              ---------------      --------     -------      ------------
Jim Hildebrand
   Chairman and Chief
   Executive Officer               $ 50,000      $ 48,000                    $527
Bill Barrett
   Vice President and
   General Manager                   55,000        46,200                   9,562
Gary LaChey
   Vice President - Finance,
    Secretary and Treasurer          59,175        49,700                  11,528
Chuck Kurtti
   Vice President -
   Manufacturing and
   Engineering                       55,000        46,200                  12,926
Bill Martin
   Vice President and
    General Manager -
    Hartley Controls
    Corporation                      50,000        30,000                  11,553
John Rader
   Vice President - Human
   Resources                         55,000        46,200                  11,984

(1) The Named Executive Officers have participated in the Company's profit sharing, Company 401(k) contributions, and excess benefit programs. The aggregate payments made by the Company pursuant to such programs are listed as Other Annual Compensation.

MANAGEMENT INCENTIVE PLAN

     The Company intends to provide performance-based compensation awards to executive officers and key employees for achievement during each year as part of a bonus plan. Such compensation awards may be a function of individual performance and consolidated corporate results. The qualitative and quantitative criteria will be determined from time to time by the Board of Directors of the Company.

MANAGEMENT EQUITY PARTICIPATION

    In connection with the Merger, (a) certain management investors acquired units representing membership interests in ACP Products, L.L.C., ("ACP Products") which represent, in the aggregate, approximately a ten percent beneficial interest in the Company (the "Purchased Interests") and (b) certain management investors and certain other employees of the Company are expected to be granted, over a five year period, options (the "Options") to purchase additional Purchased Interests representing, in the aggregate, approximately a two percent beneficial interest in the Company. The Options are expected to be granted periodically and to vest and become exercisable upon (i) certain threshold dates and/or (ii) the satisfaction of certain financial performance tests.

     Upon the termination of employment with the Company, an employee's Purchased Interests will be subject to certain repurchase provisions exercisable by ACP Products or its designees. The Purchased Interests obtainable upon exercise of the Options are expected to be subject to rights and restrictions similar to those of the Purchased Interests purchased in connection with the closing of the Merger. The exercise price of the Options will be established by ACP Products, in consultation with the Board of Directors of the Company or a compensation committee thereof.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company's authorized capital stock consists of 11,000 shares of common stock, par value $100 per share (the "Common Stock"), 1,000 shares of which are issued and outstanding and owned by NFC Castings, Inc. and are pledged under the Senior Bank Facility. NFC Castings, Inc. is a wholly-owned subsidiary of ACP Holdings Company ("ACP Holdings") which in turn is wholly-owned by ACP
Products.

     The outstanding common units of ACP Products consist of 185,000 Class A-3 Common Units (the "Class A Common Units"), 815,000 Class B-3 Common Units (the "Class B Common Units", and together with the Class A Common Units, the "Common Units"). Holders of Class A Common Units are entitled to one vote per Class A Common Unit on all matters to be voted upon by the holders of Class A Common Units. Holders of Class B Common Units have no right to vote on any matters to be voted on by holders of Common Units. Holders of Class B Common Units may elect at any time to convert any or all of such Units into Class A Common Units, on a Common Unit-for-Common-Unit basis.

         Set forth below is certain information regarding the beneficial ownership as of September 30, 1997 of Class A Common Units by each person who beneficially owns 5.0% or more of the outstanding Class A Common Units, each director and Named Executive Officer and all directors and Named Executive Officers as a group. Except as indicated below, the address for each of the persons listed below is c/o Neenah Foundry Company, 2121 Brooks Avenue, Box 729, Neenah, Wisconsin 54957.



                                                                             Number of        Percentage of
                                                                              Voting              Voting
                                                                              Class A             Class A
                                                                              Common              Common
         NAME AND ADDRESS OF BENEFICIAL OWNER                                  Units               Units
         ------------------------------------                                ---------        -------------
Citicorp Venture Capital, Ltd. (1) (2)..................................       90,000               48.65%
James K. Hildebrand   (1)...............................................       20,000               10.81%
William M. Barrett  (1).................................................       13,000                7.03%
Gary W. LaChey  (1) ....................................................       13,000                7.03%
Charles W. Kurtti  (1)..................................................       13,000                7.03%
Bill Martin  (1) .......................................................       13,000                7.03%
John Z. Rader  (1)......................................................       13,000                7.03%
David F Thomas  (3)  ...................................................       90,000               48.65%
John D. Weber  (3)......................................................       90,000               48.65%
Directors and named executive officers as a group.......................      175,000               94.59%

 (1)   Such person disclaims beneficial ownership of the Common Stock.

 (2) Citicorp Venture Capital, Ltd. and its affiliates (collectively, "CVC") own 739,821.82 Class B Common Units representing 90.78% of the Class B Common Units outstanding.

 (3)   Consists of the Class A Common Units held by CVC, which may be deemed
       to be beneficially owned by Messrs. Thomas and Weber.   Messrs. Thomas
       and Weber disclaim beneficial ownership of shares held by CVC. Mr. Thomas is a managing director of CVC. Mr. Weber is a vice president of CVC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH ACP HOLDINGS

     ACP Products holds all of the issued and outstanding shares of capital stock of ACP Holdings. ACP Holdings is the parent company of NFC Castings, Inc., and thus ACP Holdings indirectly owns 100% of the Common Stock of the Company. James K. Hildebrand, who serves as the Chairman of the Board and Chief Executive Officer of the Company, currently serves as President and Chief Executive Officer of ACP Holdings and its principal operating subsidiary, Advanced Cast Products, Inc. ("Advanced Cast"). Since the closing of the Merger, Mr. Hildebrand has devoted substantial time to, and has been partially compensated by, Advanced Cast, in addition to his role with the Company. Advanced Cast also produces iron castings for sale to the industrial medium-and heavy-duty truck market, but it has not competed with the Company in the past in any significant way and the Company does not anticipate that it will so compete with Advanced Cast in the future.

SHAREHOLDER RELATIONSHIPS

     In connection with Merger, certain management investors and certain institutional investors, including CVC, became parties to the Third Amended and Restated Limited Liability Agreement of ACP Products as amended (the "L.L.C. Agreement"). The L.L.C. Agreement contains certain provisions with respect to the beneficial equity interests and corporate governance of the Company. The L.L.C. Agreement provides that CVC and certain institutional investors and certain management investors, as the only members of ACP Products holding beneficial interests in the Company, have the right to direct all actions taken in respect of NFC Castings, Inc. and the Company, including, without limitation, appointing members of the Board of Directors of the Company and of NFC Castings, Inc.

REGISTRATION RIGHTS AGREEMENT

     The Company entered into a registration rights agreement (the "Registration Rights Agreement") with CVC and certain institutional investors and certain management investors. Pursuant to the terms of the Registration Rights Agreement, certain holders of the Common Stock have the right to require the Company, at the Company's sole cost and expense and subject to certain limitations, to register under the Securities Act of 1933, as amended, or list on any recognized stock exchange all or part of the Common Stock beneficially owned by such holders (the "Registrable Securities"). All such holders will be entitled to participate in all registrations by the Company or other holders, subject to certain limitations. In connection with all such registrations, the Company agreed to indemnify all beneficial owners of Registrable Securities against certain liabilities, including liabilities under the Securities Act of 1933, as amended, and other applicable state or foreign securities laws. Registrations pursuant to the Registration Rights Agreement will be made, if applicable, on the appropriate registration form and may be underwritten registrations.

EMPLOYMENT AGREEMENTS

      The Company entered into a consulting agreement with James P. Keating that provides, among other things, that Mr. Keating will be available to serve as a consultant to the Company from July 1, 1997 to June 30, 1999. Mr. Keating is paid $16,500 per month under such consulting agreement.

Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  (1) Consolidated Financial Statements of Neenah Foundry Company


                                                                                               Page
          Report of Ernst & Young LLP, Independent Auditors                                     29

          Consolidated Balance Sheet                                                            30

          Consolidated Statement of Income                                                      32

          Consolidated Statement of Cash Flows                                                  33

          Notes to Consolidated Financial Statements                                            34


         Consolidated Financial Statements of Neenah Foundry Company (Predecessor)

          Report of Ernst & Young LLP, Independent Auditors                                    50

          Consolidated Balance Sheets                                                          51

          Consolidated Statements of Income                                                    53

          Consolidated Statements of Changes in Stockholders' Equity                           54

          Consolidated Statements of Cash Flows                                                55

          Notes to Consolidated Financial Statements                                           56

         (2)   Financial Statements Schedules

          Report of Ernst & Young LLP, Independent Auditors                                    68

          Schedule II - Valuation and Qualifying Accounts of Neenah Foundry Company            69

          Report of Ernst & Young LLP, Independent Auditors                                    70

          Schedule II - Valuation and Qualifying Accounts of Neenah Foundry
          Company(Predecessor)                                                                 71


The following schedules are omitted as not applicable or not required under the rules of regulation S-X: I, III, IV, and V.

(b) Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company for the quarter ended September 30, 1997.

(c) Exhibits

          See Exhibit Index.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Neenah, State of Wisconsin, on December 29, 1997.


                                             NEENAH FOUNDRY COMPANY
                                             NEENAH TRANSPORT, INC.
                                             HARTLEY CONTROLS CORPORATION
                                              (Registrant)

                                             /s/Gary W. LaChey
                                             -----------------
                                                Gary W. LaChey
                                             Vice President - Finance, Secretary
                                                            and Treasurer
                                             (Principal Financial and  Principal
                                                  Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 29, 1997, by the following persons on behalf of the registrant and in the capacities indicated.

/s/James K. Hildebrand                       /s/ Brenton F. Halsey
----------------------                       ---------------------
   James K. Hildebrand                           Brenton F. Halsey
  Chairman of the Board and                         Director
   Chief Executive Officer


/s/ David F. Thomas                           /s/ Gary W. LaChey
----------------------                        ------------------
    David F. Thomas                               Gary W. LaChey
     Director                                Vice President - Finance, Secretary
                                                      and Treasurer
                                             (Principal Financial and  Principal
                                                   Accounting Officer)
/s/ John D. Weber
-----------------------
   John D. Weber
     Director

                                  EXHIBIT INDEX


EXHIBITS
2.1 Agreement and Plan of Reorganization, dated November 20, 1996, by and among NFC Castings, Inc., NC Merger Company and Neenah Corporation. **
2.2 First Amendment to Agreement and Plan of Reorganization, dated as of January 13, 1997, by and among NFC Castings, Inc., NC Merger Company and Neenah Corporation. **
2.3 Second Amendment to Agreement and Plan of Reorganization, dated as of February 21, 1997, by and among NFC Castings, Inc., NC Merger
         Company and Neenah Corporation. **
2.4 Third Amendment to Agreement and Plan of Reorganization, dated as of April 3, 1997, by and among NFC Castings, Inc., NC Merger Company and
         Neenah Corporation. **
2.5      Merger Agreement, made as of July 1,1997, by and between Neenah
         Corporation and Neenah Foundry Company. **
3.1      Restated Articles of Incorporation of  Neenah Foundry Company. **
3.2      By-laws of Neenah Foundry Company. **
3.3      (Intentionally omitted.)
3.4      (Intentionally omitted.)
3.5      Restated Articles of Incorporation of Hartley Controls Corporation. **
3.6      By-laws of Hartley Controls Corporation. **
3.7      Restated Articles of Incorporation of Neenah Transport, Inc.**
3.8      By-laws of Neenah Transport, Inc. **
4.1      Indenture dated as of April 30, 1997 among NC Merger Company and United
         States Trust Company of New York. **
4.2      Purchase Agreement dated as of April 23, 1997 among NC Merger Company,
         Chase Securities Inc. and Morgan Stanley & Co. Incorporated. **
4.3 Exchange and Registration Rights Agreement dated as of April 30, 1997 among Neenah Corporation, Neenah Foundry Company, Hartley Controls
         Corporation and Neenah Transport, Inc.  and Chase Securities, Inc.**
4.4      First Supplemental Indenture, dated as of April 30, 1997 among Neenah
         Corporation, Neenah Foundry Company, Neenah Transport, Inc. and Hartley
         Controls Corporation and United States Trust Company of New York. **
4.5      Letter Agreement, dated as of April 30, 1997 among Neenah Corporation,
         Neenah Foundry Company, Hartley Controls Corporation and Neenah
         Transport, Inc. and Chase Securities Inc. and Morgan Stanley & Co.
         Incorporated. **
4.6 Form of Global Note relating to the Indenture dated as of April 23, 1997. **
4.7      Indenture dated as of July 1, 1997 among Neenah Corporation, Neenah
         Foundry Company, Neenah Transport, Inc., Hartley Controls Corporation and United States Trust Company of New York. **
4.8      Purchase Agreement dated as of June 26, 1997 among Neenah Corporation,
         Neenah Foundry Company, Hartley Controls Corporation, Neenah Transport,
         Inc. and Chase Securities Inc.  **
4.9 Exchange and Registration Rights Agreement dated as of July 1, 1997 by and between Neenah Corporation, Neenah Foundry Company, Hartley
         Controls Corporation, Neenah Transport, Inc. and Chase Securities,
         Inc.  **
4.10 Form of Global Note related to the Indenture dated as of July 1, 1997. **
10.1     Master Lease Agreement between Neenah Foundry Company and Bank One
         Leasing Corporation dated December 14, 1992. **
10.2     Agreement between Neenah Foundry Company and Rockwell International
         Corporation effective April 1, 1995. **
10.3 Letter Agreement between Neenah Foundry Company and Eaton Corporation dated April 4, 1996.**
10.4     (Intentionally omitted).
10.5     1996-1998 Collective Bargaining Agreement between Neenah Foundry
         Company and Local 121B Glass, Molders, Pottery, Plastics and Allied
         Workers International Union AFL-CIO-CLC. **

10.6     1995-1997 Collective Bargaining Agreement between Neenah Foundry
         Company and The Independent Patternmakers Union of Neenah,
         Wisconsin. **
10.7     Credit Agreement, dated as of April 30, 1997 among Chase Manhattan
         Bank, N.A., NFC Castings, Inc. and NC Merger Company. **
10.8     Employment Agreement dated September 9, 1994 between the Neenah
         Corporation, Neenah Foundry Company, Harley Controls Corporation,
         Neenah Transport, Inc. and James P. Keating, Jr.**
10.9     Consulting Agreement dated September 9, 1994 between the Neenah
         Foundry Company and the Guarantors and James P. Keating, Jr. **
10.10 First Amendment to Employment Agreement, dated September 9, 1994, between Neenah Foundry Company, Neenah Corporation, Hartley Controls
         Corporation and James P. Keating, Jr. **
10.11    Pledge Agreement dated as of April 30, 1997, among NC Merger Company, a
         Wisconsin Corporation, NFC Castings, Inc., a Delaware Corporation. **
10.12 Subsidiary Guarantee Agreement dated as of April 30, 1997, among each of the subsidiaries listed of NC Merger Company, a Wisconsin corporation, and The Chase Manhattan Bank, a New York banking corporation, as collateral agent for the secured parties. **
10.13    Parent Guarantee Agreement dated as of April 30, 1997, between NFC
         Castings, Inc., a Delaware corporation and The Chase Manhattan Bank, a New York banking corporation, as collateral agent for the secured parties. **
10.14 Security Agreement dated as of April 30, 1997, among NC Merger Company, a Wisconsin corporation, each subsidiary of the borrower and The Chase
         Manhattan Bank, a New York banking corporation, as collateral agent for the secured parties. **
10.15    Form of Mortgage. **
10.16    Amended and Restated Revolving Credit Agreement, dated
         September 12, 1997 among Chase Manhattan Bank, N.A., NFC Castings,
         Inc. and NC Merger Company.
21.1     Subsidiaries of the Registrant.
24.1     Powers of Attorney (included in signature page). **
25.1     Statement of Eligibility of Trustee on Form T-1. **
27.1     Financial Data Schedule.

-------
 ** Incorporated by reference to the Company's Form S-4 (Registration No.
    333-28751) which became effective August 12, 1997.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             NEENAH FOUNDRY COMPANY

              Period from inception, May 1, 1997,
              through September 30, 1997

                                   Neenah Foundry Company

                              Consolidated Financial Statements

               Period from inception, May 1, 1997, through September 30, 1997




                                          CONTENTS

Report of Independent Auditors.....................................

Consolidated Balance Sheet.........................................
Consolidated Statement of Income...................................
Consolidated Statement of Cash Flows...............................
Notes to Consolidated Financial Statements.........................

                Report of Ernst & Young LLP, Independent Auditors


Board of Directors
Neenah Foundry Company

We have audited the accompanying consolidated balance sheet of Neenah Foundry Company (the Company) as of September 30, 1997, and the related consolidated statements of income and cash flows for the period from inception, May 1, 1997, through September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 1997, and the consolidated results of its operations and its cash flows for the period from inception, May 1, 1997, through September 30, 1997, in conformity with generally accepted accounting principles.



Milwaukee, Wisconsin                                    ERNST & YOUNG LLP
October 31, 1997

                             Neenah Foundry Company

                           Consolidated Balance Sheet
               (In Thousands, Except Share and Per Share Amounts)

                               September 30, 1997


ASSETS
Current assets:
   Cash and cash equivalents                                                                   $ 20,344
   Accounts receivable, less allowance for doubtful accounts
     of $386                                                                                     29,932
   Inventories                                                                                   19,639
   Other current assets                                                                             318
   Deferred income taxes                                                                          1,695
                                                                                          -------------
Total current assets                                                                             71,928



Property, plant and equipment:
   Land                                                                                           1,576
   Buildings and improvements                                                                     7,856
   Machinery and equipment                                                                       71,491
   Patterns                                                                                      22,787
                                                                                          -------------
                                                                                                103,710
   Less accumulated depreciation                                                                  3,131
                                                                                          -------------
                                                                                                100,579


Deferred financing costs, net of accumulated amortization of $295                                 6,853
Identifiable intangible assets, net of accumulated amortization of $2,450
                                                                                                 28,424
Goodwill, net of accumulated amortization of $1,228                                             116,690
Other assets                                                                                      3,951
                                                                                          -------------
                                                                                                155,918
                                                                                          -------------
                                                                                               $328,425
                                                                                          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                         $    10,333
   Income taxes payable                                                                           4,384
   Accrued wages and employee benefits                                                            5,174
   Accrued interest                                                                               8,251
   Other accrued liabilities                                                                      3,858
   Current portion of long-term debt                                                                 98
                                                                                            -----------
Total current liabilities                                                                        32,098

Long-term debt                                                                                  197,522
Postretirement benefit obligations                                                                4,894
Deferred income taxes                                                                            44,519
Other liabilities                                                                                 2,172
                                                                                            -----------
Total liabilities                                                                               281,205

Commitments and contingencies (Note 5)

Stockholders' equity:
   Preferred stock, par value $100 per share; authorized 3,000 shares; no shares issued
     or outstanding                                                                                   -
   Common stock, Class A (voting), par value $100 per share; authorized 1,000 shares;
     issued and outstanding, 1,000 shares                                                           100
   Common stock, Class B (nonvoting), par value $100 per share; authorized 10,000
     shares; no shares issued or outstanding                                                          -
   Additional paid-in capital                                                                    44,900
   Retained earnings                                                                              2,220
                                                                                            -----------
Total stockholders' equity                                                                       47,220
                                                                                            -----------
                                                                                            $   328,425
                                                                                            ===========

See accompanying notes

                             Neenah Foundry Company

                        Consolidated Statement of Income
                                 (In Thousands)

         Period from inception, May 1, 1997, through September 30, 1997



Net sales                                                                                         $87,093
Cost of sales                                                                                      60,166
                                                                                             ------------
Gross profit                                                                                       26,927

Selling, general and administrative expenses                                                        7,088
Amortization expense                                                                                3,678
                                                                                             ------------
Operating income                                                                                   16,161
Other income (expense):
   Interest income                                                                                    367
   Interest expense                                                                                (9,199)
                                                                                             ------------
Income before income taxes and extraordinary item                                                   7,329
Provision for income taxes                                                                          3,479
                                                                                             ------------
Income before extraordinary item                                                                    3,850

Extraordinary item, net of income tax benefit of $999                                               1,630
                                                                                             ============
Net income and retained earnings at end of period                                            $      2,220
                                                                                             ============





See accompanying notes              32

                             Neenah Foundry Company

                      Consolidated Statement of Cash Flows
                                 (In Thousands)

         Period from inception, May 1, 1997, through September 30, 1997



OPERATING ACTIVITIES
Net income                                                                                 $  2,220
Adjustments to reconcile net income to net cash provided by operating activities:
   Extraordinary item                                                                         2,629
   Depreciation                                                                               3,141
   Amortization of identifiable intangible assets and goodwill                                3,678
   Amortization of deferred financing costs and premium on notes                                273
   Deferred income taxes                                                                     (2,939)
   Other                                                                                        (10)
   Changes in operating assets and liabilities:
     Accounts receivable                                                                     (4,235)
     Inventories                                                                              5,707
     Other current assets                                                                      (318)
     Accounts payable                                                                            (1)
     Income taxes payable                                                                     1,866
     Accrued liabilities                                                                      9,327
     Postretirement benefit obligations                                                         141
     Other liabilities                                                                           21
                                                                                           --------
Net cash provided by operating activities                                                    21,500

INVESTING ACTIVITIES
Payment of closing date net worth adjustment                                                (12,530)
Purchase of property, plant and equipment                                                    (2,281)
Proceeds from redemption of life insurance                                                      866
Other                                                                                            43
                                                                                           --------
Net cash used in investing activities                                                       (13,902)

FINANCING ACTIVITIES
Proceeds from long-term debt                                                                 47,588
Payments on long-term debt                                                                  (45,030)
Debt issuance costs                                                                          (1,356)
                                                                                           --------

Net cash provided by financing activities                                                     1,202
                                                                                           --------

Increase in cash and cash equivalents                                                         8,800
Cash and cash equivalents at beginning of period                                             11,544
                                                                                           --------
Cash and cash equivalents at end of period                                                 $ 20,344
                                                                                           ========

Supplemental disclosures of cash flow information:
   Cash paid for:
     Interest                                                                              $    674
     Income taxes                                                                             3,502

See accompanying notes.            33

                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements
                              September 30, 1997
                                 (In Thousands)




1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

On April 30, 1997, pursuant to an Agreement and Plan of Reorganization with NC Merger Company and NFC Castings, Inc., Neenah Corporation (Predecessor Company) was acquired by NFC Castings, Inc. using (i) $45,000 of cash equity contributed by NFC Castings, Inc., (ii) $45,000 of term loans, (iii) proceeds from the issuance of $150,000 of unsecured Senior Subordinated Notes in a Rule 144A private placement and (iv) cash of Neenah Corporation. The purchase price was $261,713 including a closing date net worth adjustment and direct costs of the acquisition. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated on the basis of fair values of the underlying assets acquired and liabilities assumed. The excess of the cost of acquisition over the fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill.

Prior to July 1, 1997, Neenah Foundry Company was one of three wholly owned subsidiaries of Neenah Corporation, a holding company with no significant assets or operations other than its holdings in the common stock of its subsidiaries. On July 1, 1997, Neenah Foundry Company merged into Neenah Corporation and the surviving company changed its name to Neenah Foundry Company (the Company).

The Company operates in one business segment for financial reporting purposes: the manufacture of gray and ductile iron castings. The Company manufactures castings for sale to industrial and municipal customers throughout the United States and several foreign countries. Industrial castings are custom-engineered and are produced for customers in several industries, with a concentration in the medium and heavy-duty truck components, farm equipment, and heating, ventilation, and air-conditioning industries. Municipal castings include manhole covers and frames, storm sewer frames and grates, trench drain systems, tree grates and specialty castings for a variety of applications.

                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements
                                 (In Thousands)


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Industrial castings are generally sold to large, well-established companies, with two customers accounting for 15% and 10% of net sales in the five months ended September 30, 1997. Combined receivables from these two customers totaled $5,145 at September 30, 1997. Municipal castings are sold to a large number of customers. The Company's accounts receivable generally are unsecured.

The Company has two wholly owned subsidiaries--Neenah Transport, Inc. (Transport) and Hartley Controls Corporation (Hartley). Transport is a common and contract carrier licensed to operate in the continental United States. The majority of Transport's revenues are derived from transport services provided to the Company. Hartley designs and manufactures customized sand control systems for the foundry industry, which are sold and serviced throughout the United States and several foreign countries. Hartley and Transport each account for less than 10% of consolidated net sales, net income and total assets.

The Company changed its fiscal year end to September 30 effective September 30, 1997. The following is unaudited financial information of the Predecessor Company for the six months ended September 30, 1996:

                  Net sales                              $89,739
                  Gross profit                            26,753
                  Provision for income taxes               7,154
                  Net income                              10,736

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Transport and Hartley. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements
                                 (In Thousands)


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for substantially all inventories except for supplies, for which cost is determined on the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

Expenditures for additions and improvements to property, plant and equipment are capitalized at cost while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred.

Depreciation for financial reporting purposes is provided over the estimated useful lives of the respective assets, using the straight-line method.

DEFERRED FINANCING COSTS

Costs incurred to obtain long-term financing are amortized using the interest method over the term of the related debt.

IDENTIFIABLE INTANGIBLE ASSETS

Identifiable intangible assets are amortized on a straight-line basis over the estimated useful lives of five months to 40 years.

                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements
                                 (In Thousands)


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

Goodwill is amortized on a straight-line basis over 40 years. The carrying value of goodwill will be reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the Company over the remaining amortization period, the Company would reduce the carrying value of the goodwill by the estimated shortfall of cash flows.

REVENUE RECOGNITION

Revenue from the sale of castings and sand control systems is recognized upon shipment to the customer.

ADVERTISING COSTS

Advertising costs are expensed as incurred, and amounted to $274 for the five months ended September 30, 1997.

INCOME TAXES

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities and are measured using currently enacted tax rates and laws.

                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements
                                 (In Thousands)


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The following presents the carrying amounts and estimated fair values of such instruments at September 30, 1997:

                                                Carrying            Fair
                                                 Amount            Value
                                               ------------     ------------
Cash and cash equivalents                       $  20,344        $  20,344
Accounts receivable                                29,932           29,932
Accounts payable                                   10,333           10,333
Long-term debt                                    197,620          213,623 (1)

(1) The fair value of the Senior Subordinated Notes is based on quoted market prices.

PENDING ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes the standards for the manner in which public enterprises are required to report financial and descriptive information about their operating segments. The statement defines operating segments as components of an enterprise for which separate financial information is available and evaluated regularly as a means for assessing segment performance and allocating resources to segments. A measure of profit or loss, total assets and other related information are required to be disclosed for each operating segment. In addition, this statement requires the annual disclosure of information concerning revenues derived from the enterprise's products or services, countries in which it earns revenue or holds assets, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will not affect the Company's results of operations or financial position, but may affect the disclosure of segment information.

                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements
                                 (In Thousands)


2. INVENTORIES

Inventories consist of the following at September 30, 1997:

    Raw materials                                                                             $  1,688
    Work in process and finished goods                                                          13,379
    Supplies                                                                                     4,572
                                                                                              --------
                                                                                              $ 19,639
                                                                                              ========

At September 30, 1997, inventories at LIFO approximate FIFO cost.

3. IDENTIFIABLE INTANGIBLE ASSETS

Identifiable intangible assets consist of the following at September 30, 1997:

    Customer lists                                                                             $14,200
    Trade names                                                                                 11,700
    Assembled work force                                                                         2,050
    Other                                                                                        2,924
                                                                                               -------
                                                                                                30,874
    Less accumulated amortization                                                                2,450
                                                                                               -------
                                                                                               $28,424
                                                                                               =======

                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements
                                 (In Thousands)


4. LONG-TERM DEBT

Long-term debt consists of the following at September 30, 1997:

111/8% Series B Senior Subordinated Notes                                                      $150,000
111/8% Series D Senior Subordinated Notes, including unamortized
   premium of $2,522                                                                             47,522
Other                                                                                                98
                                                                                               --------
                                                                                                197,620
Less current portion                                                                                 98
                                                                                               --------
                                                                                               $197,522
                                                                                               ========

The Series B and Series D Senior Subordinated Notes (collectively, the Notes) are unsecured and mature on May 1, 2007. Interest is payable semiannually on May 1 and November 1. The Notes are fully, unconditionally, jointly and severally guaranteed by Transport and Hartley (Guarantor Subsidiaries). The Notes are subordinated to all existing and future senior indebtedness of the Company but rank equally in right of

                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements
                                 (In Thousands)


4. LONG-TERM DEBT (CONTINUED)

payment with any future senior subordinated indebtedness of the Company. The Notes contain covenants which limit the Company from incurring additional indebtedness and restrict dividend payments, stock redemptions and certain other transactions.

The Series D Senior Subordinated Notes were issued on July 1, 1997. The Company used the proceeds to repay the term loans, accrued interest thereon and related fees and expenses. In connection with the prepayment in full of the term loans, the Company wrote off the unamortized balance of the related deferred financing costs of $2,629.

The Company has an unsecured revolving credit facility that provides for borrowings up to $50 million through April 30, 2002. The revolving credit facility bears interest at (a) the base rate (as defined) plus 1.5% or (b) LIBOR (as defined) plus 2.5%, in each case subject to certain reductions based on the Company's financial performance. Interest is payable quarterly on outstanding borrowings. The Company is subject to a quarterly commitment fee of .5% per annum, subject to reduction based upon the Company's financial performance, on the average daily unused portion of the revolving credit facility.

The covenants contained in the revolving credit facility restrict the payment of dividends, capital expenditures and certain other transactions and require the Company to maintain leverage, net worth and interest coverage ratios.

5. COMMITMENTS AND CONTINGENCIES

The Company leases warehouse space, machinery and equipment, office equipment and vehicles under operating leases. Rent expense under these operating leases for the five-month period ended September 30, 1997 amounted to $446. Minimum rental payments due under these operating leases for subsequent fiscal years are as follows:

         1998                                          $   678
         1999                                              506
         2000                                              223
         2001                                               94
         2002                                               21
                                                       -------
                                                       $ 1,522
                                                       =======

                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements
                                 (In Thousands)





5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is involved in a number of product liability claims, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial statements.

The Company is partially self-insured for workers compensation claims. An accrued liability is recorded for claims incurred but not yet paid or reported, with such accrual based on current and historical claim information. The accrual may ultimately be settled for an amount greater or lesser than the recorded amount. Adjustments of the accrual are recorded in the period in which they are determined.

As of September 30, 1997, the Company had outstanding letters of credit in the aggregate amount of $595, which secure certain workers compensation and other obligations.

6. INCOME TAXES

The provision for income taxes consists of the following at September 30, 1997:

           Current:
            Federal                                     $ 5,265
            State                                         1,153
                                                        -------
                                                          6,418
           Deferred                                      (2,939)
                                                        -------
                                                        $ 3,479
                                                        =======

                                       42

                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements
                                 (In Thousands)


6. INCOME TAXES (CONTINUED)

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% to income before income taxes and extraordinary item at September 30, 1997, as follows:

Provision at statutory rate                                            $   2,492
State income taxes, net of federal tax benefit                               432
Amortization of goodwill                                                     467
Other                                                                         88
                                                                       ---------
Provision for income taxes                                             $   3,479
                                                                       =========

The components of the Company's deferred income tax assets and liabilities are as follows at September 30, 1997:

Deferred income tax liabilities:
  Book basis of inventories in excess of tax basis                     $  (3,270)
  Book basis of property, plant and equipment in excess of tax basis     (32,310)
  Identifiable intangible assets                                         (11,370)
  Employee benefit plans                                                    (720)
  Other                                                                     (296)
                                                                       ---------
                                                                         (47,966)
Deferred income tax assets:
  Employee benefit plans                                                   2,805
  Accrued vacation                                                         1,011
  Other accrued liabilities                                                1,112
  Other                                                                      214
                                                                       ---------
                                                                           5,142
                                                                       ---------
Net deferred income tax liability                                      $ (42,824)
                                                                       =========

Included in the consolidated balance sheet as:
  Current deferred income tax asset                                    $   1,695
  Noncurrent deferred income tax liability                               (44,519)
                                                                       ---------
                                                                       $ (42,824)
                                                                       =========

                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements
                                 (In Thousands)



7. EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLANS

The Company sponsors two defined benefit pension plans covering substantially all hourly employees. Retirement benefits for the pension plans are based on years of credited service and defined benefit rates. The Company funds the pension plans based on an actuarially determined cost method allowable under Internal Revenue Service regulations.

The following table reconciles the funded status of the pension plans as of August 31, 1997 (the Company uses a measurement date as of August 31), to the amounts included in the consolidated balance sheet at September 30, 1997:

                                                                          Underfunded       Overfunded
                                                                               Plan             Plan
                                                                         -----------------------------
Actuarial present value of benefit obligations:
   Vested benefit obligations                                                $   (821)       $(20,506)
                                                                         ============    ============
   Accumulated benefit obligations                                           $   (836)       $(21,006)
                                                                         ============    ============

Projected benefit obligations                                                $   (836)       $(21,006)
Plan assets at fair value (consisting principally of pooled
   investment funds and an investment contract with an
   insurance company)                                                             776          24,524
                                                                         ------------    ------------
Projected benefit obligations less than (in excess of) plan assets
                                                                                  (60)          3,518
Unrecognized net gain                                                              (3)         (1,655)
                                                                         ------------    ------------
Prepaid (accrued) pension obligations                                        $    (63)      $   1,863
                                                                         ============    ============

Net pension asset included in other assets  in the consolidated
   balance sheet                                                             $  1,800
                                                                         ============

                                       44

                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements
                                 (In Thousands)

7. EMPLOYEE BENEFIT PLANS (CONTINUED)

Components of net periodic pension cost for the five-month period ended September 30, 1997 are as follows:

Service cost - benefits earned during the period             $  202
Interest cost on projected benefit obligations                  662
Actual return on plan assets                                   (723)
                                                             ------
                                                             $  141
                                                             ======

The discount rate used in estimating the projected benefit obligations and in determining the interest cost component of pension expense for the following year for both plans was 7.5%. The assumed long-term rate of return on plan assets used in determining pension expense was 7.5%.

PROFIT-SHARING AND SAVINGS RETIREMENT PLAN

The Company sponsors a Profit-Sharing and Savings Retirement Plan covering substantially all salaried employees. The plan allows participants to make 401(k) contributions in an amount from 1% to 5% of their compensation. The Company matches 50% of the participants' contributions. The Company may make additional voluntary contributions to the plan as determined annually by the Board of Directors. Total Company contributions amounted to $378 for the five-month period ended September 30, 1997.

POSTRETIREMENT BENEFITS

The Company sponsors defined benefit postretirement health care plans covering substantially all salaried employees and their dependents. Benefits are provided from the date of retirement for the duration of the employee's life up to a maximum of $1 million per individual. Retirees' contributions to the plans are based on years of service and age at retirement. The Company funds benefits as incurred.

                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements
                                 (In Thousands)


7. EMPLOYEE BENEFIT PLANS (CONTINUED)

The following table reconciles the funded status of the postretirement benefit plans to the amounts included in the consolidated balance sheet at September 30, 1997:

           Accumulated postretirement benefit obligations:
             Retirees                                                $2,191
             Fully eligible active participants                         801
             Other active participants                                1,902
                                                                     ------
           Accrued postretirement benefit obligations                $4,894
                                                                     ======

Components of net periodic postretirement benefit cost for the five-month period ended September 30, 1997 are as follows:


           Service cost                                              $   58
           Interest cost on accumulated postretirement benefit
             obligations
                                                                        148
                                                                     ------
                                                                     $  206
                                                                     ======

The weighted-average discount rate used in determining the accumulated postretirement benefit obligations for both plans was 7.5%, and the healthcare cost trend rate was assumed to decrease gradually to 2009 and then remain at that level thereafter. The range of cost trend rates is 8.5% to 4.5%. The healthcare cost trend rate assumption has a significant effect on the amounts reported. Increasing the healthcare cost trend rate by one percentage point would increase the accumulated postretirement benefit obligations as of September 30, 1997 by $825 and would increase postretirement benefit expense for the five-month period ended September 30, 1997 by $48.

                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements
                                 (In Thousands)


8. GUARANTOR SUBSIDIARIES

Transport and Hartley, wholly owned subsidiaries of the Company, fully, unconditionally, jointly and severally guarantee the Notes. The following is summarized combined financial information of the wholly owned subsidiaries. Net sales include net sales to Neenah Foundry Company of $2,048 for the five months ended September 30, 1997. Separate financial statements of the Guarantor Subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors.

                                                                       SEPTEMBER 30, 1997
                                                                       ------------------
               Current assets                                                  $1,999
               Noncurrent assets                                                2,464
               Current liabilities                                              1,337
               Noncurrent liabilities                                             382


                                                                      FIVE MONTHS ENDED
                                                                       SEPTEMBER 30, 1997
                                                                      ---------------------
               Net sales                                                       $4,232
               Gross profit                                                     1,530
               Net income                                                         381


                                        CONSOLIDATED FINANCIAL STATEMENTS

                                        NEENAH FOUNDRY COMPANY (PREDECESSOR)

                                        Years ended March 31, 1995,
                                        1996 and 1997 and one month
                                        ended April 30, 1997

                      Neenah Foundry Company (Predecessor)

                        Consolidated Financial Statements

                Years ended March 31, 1995, 1996 and 1997 and one
                           month ended April 30, 1997




                                          CONTENTS

Report of Independent Auditors............................................

Consolidated Balance Sheets...............................................
Consolidated Statements of Income.........................................
Consolidated Statements of Changes in Stockholders' Equity................
Consolidated Statements of Cash Flows.....................................
Notes to Consolidated Financial Statements................................

                Report of Ernst & Young LLP, Independent Auditors


Board of Directors
Neenah Foundry Company (formerly
   Neenah Corporation - see Note 1)

We have audited the accompanying consolidated balance sheets of Neenah Foundry Company (the Company) as of March 31, 1996 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997, and for the one month ended April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, and for the one month ended April 30, 1997, in conformity with generally accepted accounting principles.

Milwaukee, Wisconsin                                        ERNST & YOUNG LLP
June 4, 1997, except for Notes 1 and 10
  as to which the date is July 1, 1997

                      Neenah Foundry Company (Predecessor)


                           Consolidated Balance Sheets
               (In Thousands, Except Share and Per Share Amounts)




                                                                                   MARCH 31
                                                                             1996            1997
                                                                         ----------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                $  10,126        $  22,403
 Accounts receivable, less allowance for doubtful
   accounts of $386 at March 31, 1996 and 1997                               20,831           21,423
 Inventories                                                                 13,324           13,956
 Other current assets                                                             -              401
 Deferred income taxes                                                        2,253            2,325
                                                                          ---------      -----------
Total current assets                                                         46,534           60,508

Property, plant and equipment:
 Land                                                                           847              847
 Buildings and improvements                                                  14,972           15,063
 Machinery and equipment                                                     97,749          101,655
                                                                          ---------      -----------
                                                                            113,568          117,565
 Less accumulated depreciation                                               79,840           86,186
                                                                          ---------      -----------
                                                                             33,728           31,379

Other assets                                                                  2,695            1,982






                                                                          ---------      -----------
                                                                          $  82,957        $  93,869
                                                                          =========     ============


                                                                                      MARCH 31
                                                                               1996             1997
                                                                          -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $   8,124       $   8,497
  Dividends payable                                                              2,220               -
  Income taxes payable                                                             517             573
  Accrued wages and employee benefits                                            5,516           5,545
  Other accrued liabilities                                                      1,937           2,052
  Current portion of long-term debt                                                107             134
                                                                             ---------       ---------
Total current liabilities                                                       18,421          16,801

Long-term debt                                                                     134               -
Pension obligations                                                              1,737               -
Postretirement benefit obligations                                               5,300           5,667
Deferred income taxes                                                            2,575           2,544
                                                                             ---------       ---------
Total liabilities                                                               28,167          25,012

Commitments and contingencies (Note 5)

Stockholders' equity:
 Preferred stock, par value $100 per share:
   Authorized 3,000 shares; no shares issued and
    outstanding                                                                      -               -
 Common stock, par value $100 per share:
  Class A (voting):
   Authorized 1,000 shares; issued and outstanding,
    620 shares                                                                      62              62
  Class B (nonvoting):
   Authorized 10,000 shares; issued and outstanding,
    3,820 shares
                                                                                   382             382
 Retained earnings                                                              57,268          71,335
 Notes receivable from owners to finance stock purchase                         (2,922)         (2,922)
                                                                             ---------        --------
Total stockholders' equity                                                      54,790          68,857
                                                                             ---------        --------
                                                                             $  82,957        $ 93,869
                                                                             =========        ========



See accompanying notes

                      Neenah Foundry Company (Predecessor)


                        Consolidated Statements of Income
                                 (In Thousands)

                                                                                                ONE MONTH
                                                                                                  ENDED
                                                             YEAR ENDED MARCH 31                APRIL 30
                                                     1995           1996            1997          1997
                                                ------------------------------------------------------------

Net sales                                           $ 160,621       $166,951       $165,426        $17,276
Cost of sales                                         120,981        121,631        116,736         11,351
                                                    ---------      ---------      ---------       --------
Gross profit                                           39,640         45,320         48,690          5,925
Selling, general and administrative
   expenses                                            16,673         16,983         17,547          1,752
                                                    ---------      ---------      ---------       --------
Operating income                                       22,967         28,337         31,143          4,173
Net interest income (expense)                            (397)           481          1,162            121
                                                    ---------      ---------      ---------       --------
Income before income taxes                             22,570         28,818         32,305          4,294
Provision for income taxes                              8,866         11,676         12,467          1,615
                                                    ---------      ---------      ---------       --------
Net income                                          $  13,704      $  17,142      $  19,838       $  2,679
                                                    =========      =========      =========       ========


See accompanying notes

                      Neenah Foundry Company (Predecessor)

           Consolidated Statements of Changes in Stockholders' Equity
               (In Thousands, Except Share and Per Share Amounts)





                                                                    Common Stock
                                                        -------------------------------------            Notes Receivable
                                       Preferred Stock        Class A           Class B                    from Owners
                                     -------------------------------------------------------- Retained    to Finance
                                        Shares   Amount   Shares  Amount  Shares     Amount   Earnings  Stock Purchase   Total
                                     -----------------------------------------------------------------------------------------------
Balance at April 1, 1994                1,468  $  147      719    $ 72     4,920     $  492    $ 40,140    $(2,922)   $ 37,929
   Redemption and retirement of stock  (1,468)   (147)     (99)    (10)   (1,100)      (110)     (5,932)        --      (6,199)
   Dividends declared:
     Preferred - $4.50 per share           --      --       --      --        --         --          (5)        --          (5)
     Common - $475 per share               --      --       --      --        --         --      (2,231)        --      (2,231)
   Net income                              --      --       --      --        --         --      13,704         --      13,704
                                       ------  ------   ------  ------    ------     ------    --------    -------      ------
Balance at March 31, 1995                  --      --      620      62     3,820        382      45,676     (2,922)     43,198
   Common dividends declared -
     $1,250 per share                      --      --       --      --        --         --      (5,550)        --      (5,550)
   Net income                              --      --       --      --        --         --      17,142         --      17,142
                                       ------  ------   ------  ------    ------     ------    --------    -------      ------
Balance at March 31, 1996                  --      --      620      62     3,820        382      57,268     (2,922)     54,790
   Common dividends declared -
     $1,300 per share                      --      --       --      --        --         --      (5,771)        --      (5,771)
   Net income                              --      --       --      --        --         --      19,838         --      19,838
                                       ------  ------   ------  ------    ------     ------    --------    -------      ------
Balance at March 31, 1997                  --      --      620      62     3,820        382      71,335     (2,922)     68,857
   Collection of notes
     receivable from owners                --      --       --      --        --         --          --      2,922       2,922
   Net income                              --      --       --      --        --         --       2,679         --       2,679
                                       ------  ------   ------  ------    ------     ------    --------    -------     -------
Balance at April 30, 1997                  --  $   --      620  $   62     3,820     $  382    $  74,01    $    --     $74,458
                                       ======  ======   ======  ======    ======     ======    ========    =======     =======


See accompanying notes

                      Neenah Foundry Company (Predecessor)

                      Consolidated Statements of Cash Flows
                                 (In Thousands)





                                                                                                     ONE MONTH
                                                                                                      ENDED
                                                                   YEAR ENDED MARCH 31               APRIL 30
                                                                    1995            1996          1997          1997
                                                        -------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                        $ 13,704       $ 17,142       $19,838     $  2,679
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                    6,842          6,776         6,881          518
     Deferred income taxes                                           2,862          1,863          (103)        (120)
     Other                                                            (274)            48          (103)           -
     Changes in operating assets and liabilities:
       Accounts receivable                                          (3,384)           439          (592)      (3,764)
       Inventories                                                    (142)          (603)         (632)         495
       Other current assets                                            186             27          (401)         401
       Accounts payable                                                684         (2,653)          373        1,308
       Income taxes payable                                            526           (585)           56        1,734
       Accrued liabilities                                           1,388         (1,261)          144         (185)
       Pension obligations                                             900            859        (2,349)         822
       Postretirement benefit obligations                              289            221           367           29
                                                                  --------        --------      -------      -------
Net cash provided by (used in) operating activities                 23,581         22,273        23,479        3,917

INVESTING ACTIVITIES
Purchase of property, plant and equipment                           (3,665)        (7,275)       (4,546)        (190)
Proceeds from life insurance policy                                      -              -         1,439            -
Other                                                                  253            (24)            3           (1)
                                                                  --------        --------      -------      -------
Net cash used in investing activities                               (3,412)        (7,299)       (3,104)        (191)

FINANCING ACTIVITIES
Dividends paid                                                      (1,411)        (4,440)       (7,991)           -
Redemption of stock                                                 (6,199)             -             -            -
Proceeds from long-term debt                                        70,529         16,370             -            -
Payments on long-term debt                                         (82,968)       (17,016)         (107)          (5)
Collection of notes receivable from owners                               -              -             -        2,922
                                                                  --------        --------      -------      -------
Net cash provided by (used in) financing activities                (20,049)        (5,086)       (8,098)       2,917
                                                                  --------        --------      -------      -------

Increase in cash and cash equivalents                                  120          9,888        12,277        6,643
Cash and cash equivalents at beginning of period                       118            238        10,126       22,403
                                                                  --------       --------       -------     --------
Cash and cash equivalents at end of period                        $    238       $ 10,126       $22,403     $ 29,046
                                                                  ========       ========       =======     ========
Supplemental disclosures of cash flow information:
  Cash paid for:
     Interest                                                     $    624       $     84    $       39    $       1
     Income taxes                                                    5,478         10,398        12,515            -

See accompanying notes.                55

                      Neenah Foundry Company (Predecessor)

                   Notes to Consolidated Financial Statements


                     NEENAH FOUNDRY COMPANY (PREDECESSOR)
                         Years ended March 31, 1995,
                         1996 and 1997 and one month
                             ended April 30, 1997
                                (In Thousands)

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Prior to July 1, 1997, Neenah Foundry Company was one of three wholly owned subsidiaries of Neenah Corporation, a holding company with no significant assets or operations other than its holdings in the common stock of its subsidiaries. On July 1, 1997, Neenah Foundry Company merged into Neenah Corporation and the surviving company changed its name to Neenah Foundry Company (the Company).

The Company operates in one business segment for financial reporting purposes: the manufacture of gray and ductile iron castings. The Company manufactures castings for sale to industrial and municipal customers throughout the United States and several foreign countries. Industrial castings are custom-engineered and are produced for customers in several industries, with a concentration in the medium and heavy-duty truck components, farm equipment, and heating, ventilation, and air-conditioning industries. Municipal castings include manhole covers and frames, storm sewer frames and grates, trench drain systems, tree grates and specialty castings for a variety of applications.

Industrial castings are generally sold to large, well-established companies, with two customers accounting for 18% and 15% of net sales in fiscal 1995, 17% and 9% of net sales in fiscal 1996, 16% and 10% of net sales in fiscal 1997 and 29% and 24% for the one month ended April 30, 1997. Combined receivables from these two customers totaled $4,974 and $6,651 at March 31, 1996 and 1997, respectively. Municipal castings are sold to a large number of customers. The Company's accounts receivable generally are unsecured.

The Company has two wholly owned subsidiaries--Neenah Transport, Inc. (Transport) and Hartley Controls Corporation (Hartley). Transport is a common and contract carrier licensed to operate in the continental United States. The majority of Transport's revenues are derived from transport services provided to the Company. Hartley designs and manufactures customized sand control systems for the foundry industry, which are sold and serviced throughout the United States and several foreign countries. Hartley and Transport each account for less than 10% of consolidated net sales, net income and total assets.

                      Neenah Foundry Company (Predecessor)

                   Notes to Consolidated Financial Statements
                                 (In Thousands)

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Transport and Hartley. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, consisting principally of investments in commercial paper, totaled $11,598 and $23,028 at March 31, 1996 and 1997, respectively. The cost of these debt securities, which are considered as "available for sale" for financial reporting purposes, approximates fair value at both March 31, 1996 and 1997. There were no realized gains or losses recognized on these securities during any of the three years in the period ended March 31, 1997 or the one month ended April 30, 1997.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for substantially all inventories except for supplies, for which cost is determined on the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Expenditures for additions and improvements are capitalized while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred.

                      Neenah Foundry Company (Predecessor)

                   Notes to Consolidated Financial Statements
                                 (In Thousands)

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Depreciation for financial reporting purposes is provided over the estimated useful lives of the respective assets, using accelerated and straight-line methods. Depreciation expense includes amortization of machinery and equipment recorded under capitalized leases.

REVENUE RECOGNITION

Revenue from the sale of castings and sand control systems is recognized upon shipment to the customer.

ADVERTISING COSTS

Advertising costs are expensed as incurred, and amounted to $467, $527, $524 and $55 for the years ended March 31, 1995, 1996 and 1997 and one month ended April 30, 1997, respectively.

INCOME TAXES

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities and are measured using currently enacted tax rates and laws.

FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 1996 and 1997 does not differ materially from the carrying value of such instruments recorded in the accompanying consolidated balance sheets, as follows:

                                                                                     MARCH 31
                                                                               1996           1997
                                                                         -----------------------------
Cash and cash equivalents                                                    $ 10,126       $ 22,403
Accounts receivable                                                            20,831         21,423
Accounts payable                                                               (8,124)        (8,497)
Long-term debt                                                                   (241)          (134)

                      Neenah Foundry Company (Predecessor)

                   Notes to Consolidated Financial Statements
                                 (In Thousands)

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING STANDARDS

The Company adopted FASB Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of," and SFAS No. 123, "Accounting for Stock-Based Compensation," on April 1, 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," on January 1, 1997, and Statement of Position 96-1, "Environmental Remediation Liabilities," on April 1, 1997. The adoption of these statements did not have any effect on the Company's consolidated financial statements.

In accordance with SFAS No. 121, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

2. INVENTORIES

Inventories consist of the following:

                                                                                      MARCH 31
                                                                                1996            1997
                                                                            ---------------------------
Raw materials                                                                  $  2,214        $  2,017
Work in process and finished goods                                               13,957          14,324
Supplies                                                                          4,886           4,860
                                                                               --------        --------
Inventories at FIFO cost                                                         21,057          21,201
Excess of FIFO cost over LIFO cost                                               (7,733)         (7,245)
                                                                               --------        --------
                                                                                $13,324        $ 13,956
                                                                               ========        ========

3. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                       MARCH 31
                                                                                1996            1997
                                                                              ----------------------
Capital lease obligations                                                      $ 241          $  134
Less current portion                                                             107             134
                                                                               -----          ------
                                                                               $ 134          $    -
                                                                               =====          =======

                      Neenah Foundry Company (Predecessor)

                   Notes to Consolidated Financial Statements
                                 (In Thousands)

3. LONG-TERM DEBT (CONTINUED)

The Company has a revolving credit agreement (the Agreement) with a bank that provides for borrowings up to $25,000 through July 31, 1998. Interest is payable monthly on outstanding borrowings at the bank's Reference Rate (8.25% at March 31, 1997). The Agreement contains an option that allows the Company to designate a portion (minimum of $2,000) of the borrowings to bear a fixed rate of interest for a specified period of time. Borrowings under the Agreement are unsecured and a quarterly fee is charged by the bank on the unused portion of the facility.

The capital lease obligations consist of leases for a propane system and semi-tractors and trailers. Included in machinery and equipment is $567 and $397, and included in accumulated depreciation is $272 and $179 at March 31, 1996 and 1997, respectively, related to these capital leases.

4. NOTES RECEIVABLE FROM OWNERS

The notes receivable from owners of $2,922 were repaid by the owners prior to the consummation of the plan of reorganization described in Note 10. The proceeds of the notes receivable were used to purchase 1,461 shares of Company Class B common stock from other shareholders, and were secured by such common stock.

5. COMMITMENTS AND CONTINGENCIES

The Company leases warehouse space, machinery and equipment, office equipment and vehicles under operating leases. Rent expense under these operating leases for the years ended March 31, 1995, 1996 and 1997 and one month ended April 30, 1997 amounted to $850, $996, $1,088 and $85, respectively. Minimum rental payments due under these operating leases for subsequent fiscal years are as follows:

               1998                            $   736
               1999                                586
               2000                                287
               2001                                115
                                               -------
                                               $ 1,724
                                               =======

                      Neenah Foundry Company (Predecessor)

                   Notes to Consolidated Financial Statements
                                 (In Thousands)

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is involved in a number of product liability claims, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial statements.

The Company is partially self-insured for workers compensation claims. An accrued liability is recorded for claims incurred but not yet paid or reported, with such accrual based on current and historical claim information. The accrual may ultimately be settled for an amount greater or lesser than the recorded amount. Adjustments of the accrual are recorded in the period in which they are determined.

As of March 31, 1997, the Company had outstanding letters of credit in the aggregate amount of $595, which secure certain workers compensation and other obligations.

6. INCOME TAXES

The provision for income taxes consists of the following:


                                                                                               ONE MONTH
                                                                                                 ENDED
                                                             YEAR ENDED MARCH 31               APRIL 30
                                                      1995          1996           1997          1997
                                                  ----------------------------------------------------
           Current:
             Federal                                  $5,556      $  9,147       $11,554        $1,460
             State                                       448           666         1,016           275
                                                      ------      --------       -------        ------
                                                       6,004         9,813        12,570         1,735
           Deferred                                    2,862         1,863          (103)         (120)
                                                      ------      --------       -------        ------
                                                      $8,866       $11,676       $12,467        $1,615
                                                      ======      ========       =======        ======


The difference between the provision for income taxes and income taxes computed using the statutory U.S. federal income tax rate of 35% is as follows:


                                                                                                ONE MONTH
                                                                                                 ENDED
                                                              YEAR ENDED MARCH 31               APRIL 30
                                                       1995          1996          1997           1997
                                                   ----------------------------------------------------
Provision at statutory rate                           $7,900       $10,086       $11,307        $1,503
State income taxes, net of federal tax benefit           801         1,126         1,318           112
Other                                                    165           464          (158)            -
                                                      ------       -------       -------        ------
Provision for income taxes                            $8,866       $11,676       $12,467        $1,615
                                                      ======       =======       =======        ======

                      Neenah Foundry Company (Predecessor)

                   Notes to Consolidated Financial Statements
                                 (In Thousands)

6. INCOME TAXES (CONTINUED)

The components of the Company's deferred income tax assets and liabilities are as follows:


                                                                                        MARCH 31
                                                                                  1996            1997
                                                                             -------------- ---------------
Deferred income tax liabilities:
  Tax depreciation in excess of book depreciation                                $(5,621)       $(5,156)
  Employee benefit plans                                                            (602)          (441)
  Other                                                                             (437)          (127)
                                                                                 -------        -------
                                                                                  (6,660)        (5,724)
Deferred income tax assets:
  Inventories                                                                        560            560
  Employee benefit plans                                                           3,316          3,128
  Accrued vacation                                                                   825            855
  Other accrued liabilities                                                          672            790
  State tax credit carryforwards                                                     676              -
  Other                                                                              289            172
                                                                                 -------        -------
                                                                                   6,338          5,505
                                                                                 -------        -------
Net deferred income tax liability                                                $  (322)       $  (219)
                                                                                 =======        =======

Included in the consolidated balance sheets as:
  Current deferred income tax asset                                              $ 2,253        $ 2,325
  Noncurrent deferred income tax liability                                        (2,575)        (2,544)
                                                                                 -------        -------
                                                                                 $  (322)       $  (219)
                                                                                 =======        =======

The Company has not recorded a valuation allowance with respect to any deferred tax assets at March 31, 1996 or 1997.

7. EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLANS

The Company sponsors two defined benefit pension plans covering substantially all hourly employees and previously sponsored a defined benefit supplemental executive retirement plan (SERP) which covered certain salaried employees. During the year ended March 31, 1997, the Company purchased nonparticipating annuity contracts to settle the vested benefit obligations under the SERP. Retirement benefits for the pension plans are

                      Neenah Foundry Company (Predecessor)

                   Notes to Consolidated Financial Statements
                                 (In Thousands)

7. EMPLOYEE BENEFIT PLANS (CONTINUED)

based on years of credited service and defined benefit rates while retirement benefits for the SERP were based on compensation levels. The Company funds the pension plans based on an actuarially determined cost method allowable under Internal Revenue Service regulations. The SERP was unfunded.

The following table reconciles the funded status of the pension plans, as of December 31, 1995 and 1996 (the Company uses a measurement date as of December
31), to the amounts included in the consolidated balance sheets at March 31, 1996 and 1997:


                                                                            1996                          1997
                                                                -----------------------------------------------------------
                                                                 Underfunded     Overfunded    Underfunded     Overfunded
                                                                    Plans           Plan           Plan          Plan
                                                                -----------------------------------------------------------
Accumulated benefit obligations                                 $   (3,944)      $(19,805)         $(845)      $(20,150)
Effect of assumed increases in compensation on
  SERP                                                              (2,593)            --             --             --
                                                                ----------     ----------     ----------     ----------
                                                                    (6,537)       (19,805)          (845)       (20,150)
Projected benefit obligations
Plan assets at fair value (consisting
  principally of pooled investment funds and
  an investment contract with an insurance
  company)                                                             697         21,110            735         22,169
                                                                ----------     ----------     ----------     ----------

Projected benefit obligations less than
  (in excess of) plan assets                                        (5,840)         1,305           (110)         2,019
Unrecognized net loss (gain)                                         2,055         (1,940)            (8)        (2,966)
Unrecognized prior service cost                                        259          4,833            160          4,452
Unrecognized net transition obligation (asset)                         782         (2,695)           (21)        (2,411)
Adjustment to recognize additional minimum
  liability                                                           (503)            --           (131)            --
                                                                ----------     ----------     ----------     ----------


Prepaid (accrued) pension obligation, at
  December 31, 1995 and December 31, 1996,
  respectively                                                     (3,247)          1,503           (110)         1,094
Contributions between January 1 and March 31,
  1996 and 1997, respectively                                           7              --             --            --
                                                                ----------      ---------     ----------     ----------
Prepaid (accrued) pension obligations                           $   (3,240)     $   1,503     $     (110)    $    1,094
                                                                ==========      =========     ==========     ==========

Net pension asset (obligation) included in
  the consolidated balance sheets                               $   (1,737)                        $ 984
                                                                ==========                    ==========


                      Neenah Foundry Company (Predecessor)

                   Notes to Consolidated Financial Statements
                                 (In Thousands)

7. EMPLOYEE BENEFIT PLANS (CONTINUED)

Components of net periodic pension cost are as follows:

                                                                                              ONE MONTH
                                                                                                 ENDED
                                                               YEAR ENDED MARCH 31             APRIL 30
                                                        1995         1996          1997          1997
                                                     ------------ ------------ -------------- ------------
Service cost - benefits earned during the year       $     822     $    880     $    820       $    38
Interest cost on projected benefit obligations           1,437        1,545        1,742           125
Actual return on plan assets                            (1,412)      (1,450)      (1,531)         (132)
Net amortization and deferral                              217          203          220            (1)
                                                     ---------     --------     --------       -------
                                                     $   1,064     $  1,178     $  1,251       $    30
                                                     =========     ========     ========       =======

As a result of the settlement of the SERP, the Company recognized a curtailment gain of $1,317 and a settlement loss of $878 during the year ended March 31, 1997. The discount rate used in estimating the projected benefit obligations and in determining the interest cost component of pension expense for the following year for all plans was 7.5% for all years. The annual rate of compensation increase assumed for the SERP in estimating the projected benefit obligations was 6.5% for all years. The assumed long-term rate of return on plan assets used in determining pension expense was 7.5% for all years.

PROFIT-SHARING AND SAVINGS RETIREMENT PLAN

The Company sponsors a Profit-Sharing and Savings Retirement Plan covering substantially all salaried employees. The plan allows participants to make 401(k) contributions in an amount from 1% to 5% of their compensation. The Company matches 50% of the participants' contributions. The Company may make additional voluntary contributions to the plan as determined annually by the Board of Directors. Total Company contributions amounted to $859, $891, $915 and $82 for the years ended March 31, 1995, 1996 and 1997 and one month ended April 30, 1997, respectively.

POSTRETIREMENT BENEFITS

The Company sponsors defined benefit postretirement health care plans covering substantially all salaried employees and their dependents. Benefits are provided from the date of retirement for the duration of the employee's life up to a maximum of $1 million per individual. Retirees' contributions to the plans are based on years of service and age at retirement. The Company funds benefits as incurred.

                      Neenah Foundry Company (Predecessor)

                   Notes to Consolidated Financial Statements
                                 (In Thousands)

7. EMPLOYEE BENEFIT PLANS (CONTINUED)

The following table reconciles the funded status of the postretirement benefit plans to the amounts included in the consolidated balance sheets at March 31:

                                                                                  1996            1997
                                                                             ------------     -----------
Accumulated postretirement benefit obligations:
 Retirees                                                                      $   2,047       $  1,830
 Fully eligible active participants                                                  654            810
 Other active participants                                                         2,534          2,784
                                                                               ---------       --------
                                                                                   5,235          5,424
Plan assets                                                                            -              -
                                                                               ---------       --------
                                                                                   5,235          5,424
Unrecognized net gain                                                                 65            243
                                                                                ========       ========
Accrued postretirement benefit obligations                                      $  5,300       $  5,667
                                                                                ========       ========

Components of net periodic postretirement benefit cost are as follows:


                                                                                               ONE MONTH
                                                                                                 ENDED
                                                           YEAR ENDED MARCH 31                 APRIL 30
                                                   1995           1996           1997            1997
                                                   ----           ----           ----        -----------
Service cost                                         $  164           $ 176       $  193          $  11
Interest cost on accumulated post-
 retirement benefit obligations                         340             361          370             27
Net amortization and deferral                            (4)             (4)          (5)            (7)
                                                     ======           =====       ======          =====
                                                     $  500           $ 533       $  558          $  31
                                                     ======           =====       ======          =====

The weighted-average discount rate used in determining the accumulated postretirement benefit obligations for both plans was 7.5% for all years, and the healthcare cost trend rate was projected to have annual increases of 8.5%. The healthcare cost trend rate assumption has a significant effect on the amounts reported. Increasing the healthcare cost trend rate by one percentage point would increase the accumulated postretirement benefit obligations as of March 31, 1997 by $1,014 and would increase postretirement benefit expense for the year ended March 31, 1997 by $131.

                      Neenah Foundry Company (Predecessor)

                   Notes to Consolidated Financial Statements
                                 (In Thousands)

8. STOCKHOLDERS' EQUITY

The Company has a Restrictive Stock Transfer Agreement with certain of its stockholders which permits the transfer of its stock held by such stockholders to permitted transferees, as defined. In the event a stockholder wishes to sell stock to a third party who is not a permitted transferee, the stock must first be offered for sale to the Company. If the Company accepts the offer of sale, the purchase price is based on a formula, as defined. The purchase price will be financed by a promissory note payable in ten equal annual installments with interest at the prime rate less 1%. The Restrictive Stock Transfer Agreement was terminated concurrently with the consummation of the plan of reorganization described in Note 10.

9. UNAUDITED QUARTERLY RESULTS


                                                         YEAR ENDED MARCH 31, 1996
                                        Quarter 1         Quarter 2         Quarter 3         Quarter 4
                                     ----------------- ----------------- ----------------- ----------------
Net sales                                  $46,277           $44,454           $39,015           $37,205
Gross profit                                12,976            12,243            10,199             9,902
Net income                                   5,325             5,024             3,839             2,954


                                                           YEAR ENDED MARCH 31, 1997
                                        Quarter 1         Quarter 2         Quarter 3         Quarter 4
                                     ----------------- ----------------- ----------------- ----------------
Net sales                                  $44,309           $45,430           $37,815           $37,872
Gross profit                                13,140            13,613            10,825            11,112
Net income                                   5,178             5,558             4,635             4,467

10. SUBSEQUENT EVENT

On April 30, 1997, pursuant to an Agreement and Plan of Reorganization with NC Merger Company and NFC Castings, Inc., Neenah Corporation was acquired by NFC Castings, Inc. using (i) $45,000 of cash equity contributed by NFC Castings, Inc., (ii) $45,000 of term loans, (iii) proceeds from the issuance of $150,000 of unsecured Senior Subordinated Notes in a Rule 144A private placement and (iv) Company cash. The consideration for the acquisition is subject to a closing date net worth adjustment. On July 1, 1997, the Company issued $45,000 of unsecured Senior Subordinated Notes in a Rule 144A private placement and used the proceeds to repay the term loans.

                      Neenah Foundry Company (Predecessor)

                   Notes to Consolidated Financial Statements
                                 (In Thousands)

10. SUBSEQUENT EVENT (CONTINUED)

As described in Note 1, on July 1, 1997, Neenah Foundry Company, the principal operating subsidiary of Neenah Corporation, merged into Neenah Corporation. Transport and Hartley, wholly owned subsidiaries of the Company, fully, unconditionally, jointly and severally guarantee the Senior Subordinated Notes issued in the private placement discussed above. The following is summarized combined financial information of the wholly owned subsidiaries. Net sales includes net sales to Neenah Foundry Company of $4,181, $4,090, $4,012 and $365 for the years ended March 31, 1995, 1996 and 1997 and one month ended April 30, 1997, respectively. Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors.

                                                                                       MARCH 31
                                                                                 1996            1997
                                                                             ----------     ----------
Current assets                                                                   $1,494         $1,867
Noncurrent assets                                                                 1,661          1,918
Current liabilities                                                                 941          1,006
Noncurrent liabilities                                                              401            453


                                                                                              ONE MONTH
                                                                                                ENDED
                                                          YEAR ENDED MARCH 31                  APRIL 30
                                                  1995           1996           1997             1997
                                             --------------- -------------- -------------- ----------------
Net sales                                        $9,131          $9,795          $9,971           $703
Gross profit                                      2,719           3,165           3,247            169
Net income (loss)                                   501             651             513            (15)

                                       67

                Report of Ernst & Young LLP, Independent Auditors


We have audited the consolidated financial statements of Neenah Foundry Company as of September 30, 1997, and for the period from inception, May 1, 1997 through September 30, 1997, and have issued our report thereon dated October 31, 1997 (included elsewhere in this Annual Report on Form 10-K). Our audit also included the financial statement schedule listed in the index at Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Milwaukee, Wisconsin                                        ERNST & YOUNG LLP
October 31, 1997

                                                                     Schedule II



                            NEENAH FOUNDRY COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS
         Period from inception, May 1, 1997, through September 30, 1997
                             (Dollars in Thousands)


                                       BALANCE AT        ADDITIONS
                                        BEGINNING       CHARGED TO                         BALANCE AT
            DESCRIPTION                 OF PERIOD         EXPENSE         DEDUCTIONS       END OF PERIOD
---------------------------------------------------------------------------------------------------------
Allowance for doubtful
 accounts receivable:

  1997                                     $ 386            $    36         $    36 (A)      $    386
                                           =====            =======         =======          ========

(A) Uncollectible accounts written off, net of recoveries.

                Report of Ernst & Young LLP, Independent Auditors


We have audited the consolidated financial statements of Neenah Foundry Company (formerly Neenah Corporation) as of March 31, 1996 and 1997, and for each of the three years in the period ended March 31, 1997, and have issued our report thereon dated June 4, 1997, except for Notes 1 and 10 as to which the date is July 1, 1997 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in the index at Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Milwaukee, Wisconsin                                        ERNST & YOUNG LLP
June 4, 1997

                                                                     Schedule II



                      NEENAH FOUNDRY COMPANY (PREDECESSOR)

                        VALUATION AND QUALIFYING ACCOUNTS
                    Years ended March 31, 1995, 1996 and 1997
                             (Dollars in Thousands)


                                       BALANCE AT        ADDITIONS
                                        BEGINNING       CHARGED TO                         BALANCE AT
            DESCRIPTION                  OF YEAR          EXPENSE         DEDUCTIONS       END OF YEAR
---------------------------------------------------------------------------------------------------------
Allowance for doubtful
 accounts receivable:

  1995                                     $ 386            $   214         $   214 (A)      $    386
                                           =====            =======         =======          ========

  1996                                     $ 386            $   233         $   233 (A)      $    386
                                           =====            =======         =======          ========

  1997                                     $ 386            $   175         $   175 (A)      $    386
                                           =====            =======         =======          ========

(A) Uncollectible accounts written off, net of recoveries.