Form 10-Q
period 1997-12-31
NEENAH FOUNDRY CO; NEENAH TRANSPORT INC; HARTLEY CONTROLS CORP
filed 1998-02-13
CIK 1040599, 1040597, 1040598

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the period ended  December 31, 1997

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ____________ to ______________

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

                            NEENAH FOUNDRY COMPANY
                               Form 10-Q Index
                   For the Quarter Ended December 31, 1997


                                                                                                         Page
Part 1. Financial Information
    Item 1. Financial Statements
          Condensed consolidated balance sheets -- December 31, 1997 and September 30, 1997               3
          Condensed consolidated statements of income -- Three months ended December 31, 1997;
                   and Three months ended December 31, 1996                                               4
          Condensed consolidated statements of cash flows  -- Three months ended December 31, 1997;
                   and Three months ended December 31, 1996                                               5
          Notes to condensed consolidated financial statements -- December 31, 1997                       6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of                    7
             Operations


Part II.  Other Information
   Item 1. Legal Proceedings                                                                              9
   Item 2. Changes in Securities                                                                          9
   Item 3. Defaults upon Senior Securities                                                                9
   Item 4. Submission of Matters to a Vote of Security Holders                                            9
   Item 5. Other Information                                                                              9
   Item 6. Exhibits and Reports on Form 8-K                                                               9

Signatures                                                                                                9

Exhibit Index                                                                                             10

                            NEENAH  FOUNDRY COMPANY
                         PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            As of               As of
                                                         December 31        September 30
                                                            1997               1997(1)
                                                         -----------      ---------------
                                                          (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ........................     $  21,994          $  20,344
  Accounts receivable, net .........................        22,226             29,932
  Inventories ......................................        18,286             19,639
  Other current assets .............................           719                318
  Deferred income taxes ............................         1,628              1,695
                                                          --------           --------
        Total current assets .......................        64,853             71,928

Property, plant and equipment ......................       104,841            103,710
Less accumulated depreciation ......................         5,118              3,131
                                                          --------           --------
                                                            99,723            100,579
Identifiable intangible assets, net ................        34,415             35,277
Goodwill, net ......................................       115,953            116,690
Other assets .......................................         3,817              3,951
                                                          --------           --------
                                                         $ 318,761          $ 328,425
                                                          ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................     $   5,744          $  10,333
  Income taxes payable .............................         3,730              4,384
  Accrued liabilities ..............................        11,549             17,283
  Current portion of long-term debt ................            78                 98
                                                          --------           --------
        Total current liabilities ..................        21,101             32,098
Long-term debt .....................................       197,457            197,522
Postretirement benefit obligations .................         4,975              4,894
Deferred income taxes ..............................        44,452             44,519
Other liabilities ..................................         2,151              2,172
                                                          --------           --------
        Total liabilities ..........................       270,136            281,205

Commitments and contingencies

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $100 per share --
          authorized 3,000 shares, no shares
          issued or outstanding  ...................            --                 --
     Common stock, par value $100 per share --
          authorized 11,000 shares, issued
          and outstanding 1,000 shares .............           100                100
     Additional paid in capital ....................        44,900             44,900
     Retained earnings .............................         3,625              2,220
                                                          --------           --------
        Total stockholders' equity .................        48,625             47,220
                                                          --------           --------
                                                         $ 318,761          $ 328,425
                                                          ========           ========

See notes to condensed consolidated financial statements.

 (1) The balance sheet as of September 30, 1997 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             NEENAH FOUNDRY COMPANY

           CONDENSED  CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)
                                 (In thousands)

                                                                                       Predecessor
                                                                                       ------------
                                                                 Three Months          Three Months
                                                                     Ended                Ended
                                                                 December 31,          December 31,
                                                                      1997                1996
                                                               ----------------        ------------
Net sales ................................................          $45,854             $37,815
Cost of sales ............................................           32,771              26,990
                                                                    -------             -------
Gross profit .............................................           13,083              10,825
Selling, general and administrative expenses .............            3,550               4,468
                                                                    -------             -------
Operating income .........................................            9,533               6,357
Net interest income (expense) ............................           (6,759)                347
                                                                    -------             -------
Income before income taxes ...............................            2,774               6,704
Provision for income taxes ...............................            1,369               2,069
                                                                    -------             -------
Net income ...............................................          $ 1,405             $ 4,635
                                                                    =======             =======

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

         CONDENSED  CONSOLIDATED STATEMENTS  OF CASH FLOWS  (Unaudited)
                                 (In thousands)

                                                                                Predecessor
                                                                                -------------
                                                              Three Months      Three Months
                                                                  Ended           Ended
                                                               December 31,      December 31,
                                                                  1997             1996
                                                             --------------     -------------
OPERATING ACTIVITIES
Net income ..............................................        $ 1,405         $ 4,635
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization ........................          3,518           1,759
   Changes in operating assets and liabilities ..........         (2,125)          2,459
                                                                 -------         -------
        Net cash provided by operating
        activities  .....................................          2,798           8,853

INVESTING ACTIVITIES
Purchase of property, plant and equipment ...............         (1,128)           (911)
Other ...................................................             --             (18)
                                                                 -------         -------
        Net cash used in investing
        activities ......................................         (1,128)           (929)

FINANCING ACTIVITIES
Dividends paid ..........................................             --          (2,220)
Payments on long-term debt ..............................            (20)            (18)
                                                                 -------         -------
        Net cash used in financing
        activities ......................................            (20)         (2,238)
                                                                 -------         -------
Increase in cash and cash equivalents ...................          1,650           5,686
Cash and cash equivalents at beginning of period ........         20,344          18,166
                                                                 -------         -------
Cash and cash equivalents at end of period ..............        $21,994         $23,852
                                                                 =======         =======

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                               December 31, 1997


Note I -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the period ending September 30, 1998. (The Company changed its fiscal year end to September 30 effective September 30, 1997). For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah Foundry Company's Annual Report on Form 10-K for the period ended September 30, 1997.

Note 2 -- Inventories

The components of inventories are as follows:

                                                          December 31             September 30
                                                             1997                   1997
                                                       ---------------         ------------------
                                                           (000's omitted)
Raw materials .................................          $ 1,927                  $ 1,688
Work in process and finished goods.............           12,528                   13,379
Supplies ......................................            4,684                    4,572
                                                         -------                  -------
Inventories at FIFO cost ......................           19,139                   19,639
Excess of FIFO cost over LIFO cost ............             (853)                      --
                                                         -------                  -------
                                                         $18,286                  $19,639
                                                         =======                  =======

At September 30, 1997, inventories at LIFO approximated FIFO cost.


NOTE 3 -- GUARANTOR SUBSIDIARIES

Neenah Transport, Inc. and Hartley Controls Corporation (the "Guarantor Subsidiaries") are wholly-owned subsidiaries of Neenah Foundry Company and have fully and unconditionally guaranteed the Senior Subordinated Notes (as defined below) on a joint and several basis. The Guarantor Subsidiaries comprise all of the Company's direct and indirect subsidiaries. The separate financial statements of the Guarantor Subsidiaries have not been included herein because management has concluded that such financial statements would not provide additional information that is material to investors.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis of the Company's financial condition and results of operations addresses the periods both before and after the Merger. The Merger has had a significant impact on the Company's results of operations and financial condition. The Merger resulted in the recording of goodwill and identifiable intangible assets totaling approximately $148.8 million. These amounts are being amortized over their estimated useful lives, ranging from five months to 40 years. The Merger has also resulted in a significant increase in the Company's interest expense.

The Merger has been accounted for as a business combination and has resulted in differences in the basis of certain assets and liabilities between the
Predecessor Company and the Company.   The Company changed its fiscal year end
to September 30 from March 31 effective September 30, 1997. The following discussions compare the results of operations of the Company for the three months ended December 31, 1997, to the historical results of the Predecessor Company for the three months ended December 31, 1996.

RESULTS OF OPERATIONS (dollars in thousands)

Net sales. Net sales for the three months ended December 31, 1997 were $45,854 which are $8,039 or 21.3% higher than the quarter ended December 31, 1996. Net sales of municipal castings increased by $1,006 or 6.2% due primarily to market share gains in strategic focus areas of the Eastern and Southwestern United States as well as a continuation of the successful transition to a modernized product line. Net sales of industrial castings increased by $7,426 or 37.7% due to the overall strength of the heavy duty truck market coupled with very high demand in the agricultural and HVAC lines of business. Net sales for Hartley Controls Corporation for the three months ended December 31, 1997, declined by $393 which is mostly attributable to a reduction in foundry expansion and lower capital spending at the major foundry customers that Hartley Controls Corporation services.

Gross profit. Gross profit for the three months ended December 31, 1997 was $13,083, an increase of $2,258, or 20.9%, as compared to the quarter ended December 31, 1996.
The margin improvement was due to the combined effect of spreading manufacturing overhead over a greater volume, improved efficiency in plant operations and, to a lesser extent, improved pricing of industrial castings.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended December 31, 1997 were $3,550, a decrease of $918, or 20.5%, as compared to the $4,468 for the quarter ended December 31, 1996. As a percentage of net sales, selling, general and administrative expenses decreased from 11.8% for the quarter ended
December 31, 1996 to 7.7% for the three months ended December 31, 1997. The decrease in selling, general and administrative expenses was mainly due to the reduction in compensation for senior executives who did not remain with the Company after the Merger, which was offset by amortization of goodwill and identifiable intangible assets resulting from the Merger.


Operating income. Operating income was $9,533 for the three months ended December 31, 1997, an increase of $3,176, or 50.0%, from the quarter ended December 31, 1996. As a percentage of net sales, operating income increased from 16.8% for the quarter ended December 31, 1996 to 20.8% for the three months ended December 31, 1997. The improvement in operating income was achieved for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

In connection with the Merger, the Company issued $150.0 million principal amount of 11-1/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") and entered into a credit agreement providing for term loans of $45.0 million and a revolving credit facility of up to $50.0 million, as amended (the "Senior Bank Facility"). On July 1, 1997, the Company issued an additional $45.0 million principal amount of Senior Subordinated Notes and used the proceeds of $47.6 million to pay the term loans, the accrued interest thereon and related fees and expenses.

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

For the three months ended December 31, 1997 and December 31, 1996, capital expenditures were $1,128 and $911, respectively. The $217 increase in capital expenditures was primarily the result of planned enhancements to certain equipment in the manufacturing area.

The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under its revolving credit facility. Net cash from operating activities for the three months ended December 31, 1997 was $2,798, a decrease of $6,055 from $8,853 for the three months ended December 31, 1996. The decrease in net cash from operating activities was primarily a result of a decrease in net income and interest payments made in October 1997 on the Company's outstanding indebtedness.

The Company believes that cash generated from operations and existing revolving lines of credit under the Senior Bank Facility will be sufficient to meet its normal operating requirements, including interest payments on the Company's outstanding indebtedness.

                             NEENAH FOUNDRY COMPANY
                          PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
      None.

Item 2. CHANGES IN SECURITIES
      None.

Item 3. DEFAULTS UPON SENIOR SECURITIES
      None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

Item 5. OTHER INFORMATION
      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27 -    Financial Data Schedule

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NEENAH FOUNDRY COMPANY


DATE:    February 13, 1998      /s/ Gary LaChey
                                ------------------------------------------------
                                Gary LaChey
                                Vice President-Finance, Secretary & Treasurer
                                (Principal Financial Officer)

                                NEENAH TRANSPORT, INC.


DATE:    February 13, 1998      /s/ Gary LaChey
                                ------------------------------------------------
                                Gary LaChey
                                Vice President-Finance, Secretary & Treasurer
                                (Principal Financial Officer)

                                HARTLEY CONTROLS CORPORATION


DATE:    February 13, 1998      /s/ Gary LaChey
                                ------------------------------------------------
                                Gary LaChey
                                Vice President-Finance, Secretary & Treasurer
                                (Principal Financial Officer)

                                EXHIBIT INDEX



Exhibit No.                                    Description

    27                                         Financial Data Schedule