Form 10-Q/A
period 1997-12-31
NEENAH FOUNDRY CO; NEENAH TRANSPORT INC; HARTLEY CONTROLS CORP
filed 1998-02-24
CIK 1040599, 1040597, 1040598

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q/A





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

                             NEENAH FOUNDRY COMPANY

           CONDENSED  CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)
                                 (In thousands)


                                                                                       Predecessor
                                                                                       ------------
                                                                 Three Months          Three Months
                                                                     Ended                Ended
                                                                 December 31,          December 31,
                                                                      1997                1996
                                                               ----------------        ------------
Net sales ................................................          $45,854             $37,815
Cost of sales ............................................           32,771              26,990
                                                                    -------             -------
Gross profit .............................................           13,083              10,825
Selling, general and administrative expenses .............            3,825               4,468
Amortization of intangible assets ........................            1,229                  --
                                                                    -------             -------
  Total operating expenses ...............................            5,054               4,468
                                                                    -------             -------
Operating income .........................................            8,029               6,357
Net interest income (expense) ............................           (5,255)                347
                                                                    -------             -------
Income before income taxes ...............................            2,774               6,704
Provision for income taxes ...............................            1,369               2,069
                                                                    -------             -------
Net income ...............................................          $ 1,405             $ 4,635
                                                                    =======             =======


See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

         CONDENSED  CONSOLIDATED STATEMENTS  OF CASH FLOWS  (Unaudited)
                                 (In thousands)


                                                                                Predecessor
                                                                                -------------
                                                              Three Months      Three Months
                                                                  Ended           Ended
                                                               December 31,      December 31,
                                                                  1997             1996
                                                             --------------     -------------
OPERATING ACTIVITIES
Net income ..............................................        $ 1,405         $ 4,635
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization ........................          3,213           1,759
   Amortization of deferred financing costs and
      premium on notes ..................................             80              --
   Changes in operating assets and liabilities ..........         (1,900)          2,459
                                                                 -------         -------
        Net cash provided by operating
        activities  .....................................          2,798           8,853

INVESTING ACTIVITIES
Purchase of property, plant and equipment ...............         (1,128)           (911)
Other ...................................................             --             (18)
                                                                 -------         -------
        Net cash used in investing
        activities ......................................         (1,128)           (929)

FINANCING ACTIVITIES
Dividends paid ..........................................             --          (2,220)
Payments on long-term debt ..............................            (20)            (18)
                                                                 -------         -------
        Net cash used in financing
        activities ......................................            (20)         (2,238)
                                                                 -------         -------
Increase in cash and cash equivalents ...................          1,650           5,686
Cash and cash equivalents at beginning of period ........         20,344          18,166
                                                                 -------         -------
Cash and cash equivalents at end of period ..............        $21,994         $23,852
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

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended December 31, 1997 were $3,825, a decrease of $643, or 14.4%, as compared to the $4,468 for the quarter ended December 31, 1996. As a percentage of net sales, selling, general and administrative expenses decreased from 11.8% for the quarter ended
December 31, 1996 to 8.3% for the three months ended December 31, 1997. The decrease in selling, general and administrative expenses was mainly due to the reduction in compensation for senior executives who did not remain with the Company after the Merger.



Amortization of intangible assets. Amortization of intangible assets of $1,229 for the three months ended December 31, 1997, results from goodwill and identifiable intangible assets from the Merger.



Operating income. Operating income was $8,029 for the three months ended December 31, 1997, an increase of $1,672, or 26.3%, from the quarter ended December 31, 1996. As a percentage of net sales, operating income increased from 16.8% for the quarter ended December 31, 1996 to 17.5% for the three months ended December 31, 1997. The improvement in operating income was achieved for the reasons discussed above.


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

                                NEENAH FOUNDRY COMPANY



DATE:    February 19, 1998      /s/ Gary LaChey
                                ------------------------------------------------
                                Gary LaChey
                                Vice President-Finance, Secretary & Treasurer
                                (Principal Financial Officer and Duly Authorized
                                Officer)

                                NEENAH TRANSPORT, INC.


DATE:    February 19, 1998      /s/ Gary LaChey
                                ------------------------------------------------
                                Gary LaChey
                                Vice President-Finance, Secretary & Treasurer
                                (Principal Financial Officer and Duly Authorized
                                Officer)

                                HARTLEY CONTROLS CORPORATION


DATE:    February 19, 1998      /s/ Gary LaChey
                                ------------------------------------------------
                                Gary LaChey
                                Vice President-Finance, Secretary & Treasurer
                                (Principal Financial Officer and Duly Authorized
                                Officer)

                                EXHIBIT INDEX



Exhibit No.                                    Description

    27                                         Financial Data Schedule