Form 10-Q
period 1998-03-31
NEENAH FOUNDRY CO
filed 1998-05-14
CIK 1040599

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the period ended March 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                   -------------------  ----------------------

Commission File Number   333-28751

                             NEENAH FOUNDRY COMPANY
          (Exact name of each registrant as it appears in its charter)

              Wisconsin                              39-1580331
   (State or other jurisdiction of            (IRS Employer ID Number)
    incorporation or organization)


2121 Brooks Avenue,  P.O. Box 729, Neenah, Wisconsin          54957
(Address of principal executive offices)                    (Zip Code)

                                 (920) 725-7000
              (Registrant's telephone number, including area code)

                                      None
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                             NEENAH FOUNDRY COMPANY
                                 Form 10-Q Index
                      For the Quarter Ended March 31, 1998


                                                                                                                Page
                                                                                                                ----
Part 1. Financial Information
   Item 1. Financial Statements
         Condensed consolidated balance sheets -- March 31, 1998 and September 30, 1997                          3
         Condensed consolidated statements of income -- Three and six months ended March 31, 1998
            and March 31, 1997                                                                                   4
         Condensed consolidated statements of cash flows -- Six months ended March 31, 1998
            and March 31, 1997                                                                                   5
         Notes to condensed consolidated financial statements -- March 31, 1998                                  6

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of                            7
             Operations


Part II.  Other Information
   Item 1. Legal Proceedings                                                                                    11
   Item 2. Changes in Securities                                                                                11
   Item 3. Defaults upon Senior Securities                                                                      11
   Item 4. Submission of Matters to a Vote of Security Holders                                                  11
   Item 5. Other Information                                                                                    11
   Item 6. Exhibits and Reports on Form 8-K                                                                     11

Signatures                                                                                                      11

Exhibit Index                                                                                                   12

\
                             NEENAH FOUNDRY COMPANY
                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                   March 31      September 30
                                                                     1998           1997(1)
                                                                  ----------     ------------
                                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents .............................          $  3,427          $ 20,344
  Accounts receivable, net ..............................            25,341            29,932
  Inventories ...........................................            25,635            19,639
  Other current assets ..................................               987               318
  Prepaid income taxes ..................................             1,921                --
  Deferred income taxes .................................             1,710             1,695
                                                                   --------          --------
              Total current assets ......................            59,021            71,928

Property, plant and equipment ...........................           111,349           103,710
Less accumulated depreciation ...........................             7,105             3,131
                                                                   --------          --------
                                                                    104,244           100,579

Identifiable intangible assets, net .....................            33,777            35,277
Goodwill, net ...........................................           130,775           116,690
Other assets ............................................             3,714             3,951
                                                                   --------          --------
                                                                   $331,531          $328,425
                                                                   ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................          $  9,572          $ 10,333
  Income taxes payable ..................................                --             4,384
  Accrued liabilities ...................................            18,818            17,283
  Current portion of long-term debt .....................                60                98
                                                                   --------          --------
              Total current liabilities .................            28,450            32,098
Long-term debt ..........................................           197,390           197,522
Postretirement benefit obligations ......................             5,056             4,894
Deferred income taxes ...................................            45,074            44,519
Other liabilities .......................................             2,151             2,172
                                                                   --------          --------
              Total liabilities .........................           278,121           281,205

Commitments and contingencies

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $100 per share --
         authorized 3,000 shares, no shares
         issued or outstanding ..........................                --                --
    Common stock, par value $100 per share --
         authorized 11,000 shares, issued
         and outstanding 1,000 shares ...................               100               100
  Additional paid in capital ............................            48,750            44,900
  Retained earnings .....................................             4,560             2,220
                                                                   --------          --------
              Total stockholders' equity ................            53,410            47,220
                                                                   --------          --------
                                                                   $331,531          $328,425
                                                                   ========          ========


See notes to condensed consolidated financial statements.

(1)The balance sheet as of September 30, 1997 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             NEENAH FOUNDRY COMPANY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                 (In thousands)


                                                                      Predecessor                          Predecessor
                                                                      -----------                          -----------
                                                           Three Months Ended                    Six Months Ended
                                                                March 31,                            March 31,
                                                      ----------------------------         ----------------------------
                                                         1998               1997             1998               1997
                                                      ---------          ---------         --------           ---------
Net sales ..................................          $ 43,971           $ 37,871          $ 89,825           $ 75,686
Cost of sales ..............................            31,308             26,759            64,079             53,749
                                                      --------           --------          --------           --------
Gross profit ...............................            12,663             11,112            25,746             21,937
Selling, general and administrative
  expenses..................................             4,147              3,779             7,972              8,247
Amortization of intangible assets ..........             1,230                 --             2,459                 --
                                                      --------           --------          --------           --------
  Total operating expenses .................             5,377              3,779            10,431              8,247
                                                      --------           --------          --------           --------
Operating income ...........................             7,286              7,333            15,315             13,690
Net interest income (expense) ..............            (5,234)               379           (10,489)               726
                                                      --------           --------          --------           --------
Income before income taxes .................             2,052              7,712             4,826             14,416
Provision for income taxes .................             1,117              2,631             2,486              4,701
                                                      --------           --------          --------           --------
Net income .................................          $    935           $  5,081          $  2,340           $  9,715
                                                      ========           ========          ========           ========

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)


                                                                                            Predecessor
                                                                                            -----------
                                                                          Six Months        Six Months
                                                                             Ended             Ended
                                                                           March 31,         March 31,
                                                                             1998              1997
                                                                          ----------        -----------

OPERATING ACTIVITIES
Net income ........................................................       $  2,340           $  9,715
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization ..................................          6,426              3,362
   Amortization of deferred financing costs and premium on notes...            158                 --
   Deferred income taxes ..........................................             --               (103)
   Changes in operating assets and liabilities ....................         (2,928)            (4,664)
                                                                          --------           --------
        Net cash provided by operating
        activities ................................................          5,996              8,310

INVESTING ACTIVITIES
Purchase of property, plant and equipment .........................         (2,115)            (1,782)
Acquisition of Deeter Foundry, Inc. ...............................        (20,759)                --
Other .............................................................             --                (36)
                                                                          --------           --------
        Net cash used in investing
        activities ................................................        (22,874)            (1,818)

FINANCING ACTIVITIES
Dividends paid ....................................................             --             (2,220)
Payments on long-term debt ........................................            (39)               (35)
                                                                          --------           --------
        Net cash provided by (used in) financing
        activities ................................................            (39)            (2,255)
                                                                          --------           --------
Increase (decrease) in cash and cash equivalents ..................        (16,917)             4,237
Cash and cash equivalents at beginning of period ..................         20,344             18,166
                                                                          --------           --------
Cash and cash equivalents at end of period ........................       $  3,427           $ 22,403
                                                                          ========           ========



See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 March 31, 1998


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments ) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the period ending September 30, 1998. (The Company changed its fiscal year end to September 30 effective September 30, 1997). For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah Foundry Company's Annual Report on Form 10-K for the period ended September 30, 1997.

NOTE 2 -- INVENTORIES

The components of inventories are as follows:


                                            March 31          September 30
                                              1998               1997
                                            --------         -------------
                                                   (000's omitted)

Raw materials .......................       $  1,990           $  1,688
Work in process and finished goods...         19,836             13,379
Supplies ............................          4,662              4,572
                                            --------           --------
Inventories at FIFO cost ............         26,488             19,639
Excess of FIFO cost over LIFO cost...           (853)                --
                                            --------           --------
                                            $ 25,635           $ 19,639
                                            ========           ========

At September 30, 1997, inventories at LIFO approximated FIFO cost.

NOTE 3 -- PURCHASE OF DEETER FOUNDRY, INC.

On March 30, 1998, the Company purchased Deeter Foundry, Inc. (a manufacturer of gray iron construction castings) for $24,296 in cash and notes. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated on the basis of fair values of the underlying assets acquired and liabilities assumed. The excess of the cost of acquisition over the fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. Had the acquisition occurred as of October 1, 1996 or 1997, there would have been no material proforma effect on net sales or net income for the six months ended March 31, 1998 or 1997.

NOTE 4 -- GUARANTOR SUBSIDIARIES

Neenah Transport, Inc.,Hartley Controls Corporation, and Deeter Foundry, Inc. (the "Guarantor Subsidiaries") are wholly-owned subsidiaries of Neenah Foundry Company and have fully and unconditionally guaranteed the Senior Subordinated Notes on a joint and several basis. The Guarantor Subsidiaries comprise all of the Company's direct and indirect subsidiaries. The separate financial statements of the Guarantor Subsidiaries have not been included herein because management has concluded that such financial statements would not provide additional information that is material to investors.

The following is summarized combined financial information of the wholly owned subsidiaries. Net sales include net sales to Neenah Foundry Company of $972 and $2,041 for the three and six months ended March 31, 1998, respectively.

                        March 31, 1998
                        ---------------
                        (000's omitted)

Current assets             $ 7,639
Noncurrent assets           24,016
Current liabilities          3,085
Noncurrent liabilities         949



                    Three Months     Six Months
                       Ended           Ended
                   March 31, 1998  March 31, 1998
                   --------------  --------------
                         (000's omitted)
Net sales             $2,193          $4,650
Gross profit             732           1,556
Net income               101             269

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

The Merger has been accounted for as a business combination and has resulted in differences in the basis of certain assets and liabilities between the Predecessor Company and the Company. The Company changed its fiscal year end to September 30 from March 31 effective September 30, 1997. The following discussions compare the results of operations of the Company for the three and six months ended March 31, 1998, to the historical results of the Predecessor Company for the three and six months ended March 31, 1997.

RESULTS OF OPERATIONS  (dollars in thousands)

Three Months Ended March 31, 1998 and 1997

Net sales. Net sales for the three months ended March 31, 1998 were $43,971 which are $6,100 or 16.1% higher than the quarter ended March 31, 1997. Net sales of municipal castings increased by $1,704 or 16.1% due primarily to market share gains in strategic focus areas of the Eastern and Southwestern United States as well as a continuation of the successful transition to a modernized product line. Net sales of industrial castings increased by $4,375 or 17.0% due to the overall strength of the heavy duty truck market coupled with very high demand in the agricultural business. Net sales for Hartley Controls Corporation for the three months ended March 31, 1998, increased by $138 which is attributable to increased equipment and replacement parts sales.

Gross profit. Gross profit for the three months ended March 31, 1998 was $12,663, an increase of $1,551, or 14.0%, as compared to the quarter ended March 31, 1997. The margin improvement was due to the combined effect of spreading manufacturing overhead over a greater volume and improved efficiency in plant operations.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 1998 were $4,147, an increase of $368, or 9.7%, as compared to the $3,779 for the quarter ended March 31, 1997. The increase was due to costs incurred to upgrade computer systems for the Year 2000 and travel and other costs related to potential acquisitions of additional companies. As a percentage of net sales, selling, general and administrative expenses decreased from 10.0% for the quarter ended March 31, 1997 to 9.4% for the three months ended March 31, 1998. The decrease in selling, general and administrative expenses as a percentage of net sales was mainly due to the reduction in compensation for senior executives who did not remain with the Company after the Merger.

Amortization of intangible assets. Amortization of intangible assets of $1,230 for the three months ended March 31, 1998, results from goodwill and identifiable intangible assets from the Merger.

Operating income. Operating income was $7,286 for the three months ended March 31, 1998, a decrease of $47, or 0.6%, from the quarter ended March 31, 1997. As a percentage of net sales, operating income decreased from 19.4% for the quarter ended March 31, 1997 to 16.6% for the three months ended March 31, 1998. The decrease in operating income was due to the amortization of intangible assets as discussed above.

Net interest income (expense). Net interest expense was $5,234 for the three months ended March 31, 1998 compared to interest income of $379 for the quarter ended March 31, 1997. The interest expense resulted from the issuance of Senior Subordinated Notes in connection with the Merger (see "Liquidity and Capital Resources" section).

Provision for income taxes. The provision for income taxes for the three months ended March 31, 1998 is higher than the amount computed by applying the statutory rate of approximately 40% to income before income taxes mainly due to the amortization of intangible assets which is not deductible for income tax purposes.

Six Months Ended March 31, 1998 and 1997

Net sales. Net sales for the six months ended March 31, 1998 were $89,825 which are $14,139 or 18.7% higher than the six months ended March 31, 1997. Net sales of municipal castings increased by $2,710 or 10.1% due primarily to market share gains in strategic focus areas of the Eastern and Southwestern United States as well as a continuation of the successful transition to a modernized product line. Net sales of industrial castings increased by $11,803 or 26.1% due to the overall strength of the heavy duty truck market coupled with very high demand in the agricultural business. Net sales for Hartley Controls Corporation for the six months ended March 31, 1998 declined by $228 which is mostly attributable to a reduction in foundry expansion and lower capital spending at the major foundry customers that Hartley Controls Corporation services.

Gross profit. Gross profit for the six months ended March 31, 1998 was $25,746, an increase of $3,809, or 17.4%, as compared to the six months ended March 31, 1997. The margin improvement was due to the combined effect of spreading manufacturing overhead over a greater volume, improved efficiency in plant operations and, to a lesser extent, improved pricing of industrial castings.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended March 31, 1998 were $7,972, a decrease of $275, or 3.3%, as compared to the $8,247 for the six months ended March 31, 1997. As a percentage of net sales, selling, general and administrative expenses decreased from 10.9% for the six months ended March 31, 1997 to 8.9% for the six months ended March 31, 1998. The decrease in selling, general and administrative expenses was mainly due to the reduction in compensation for senior executives who did not remain with the Company after the Merger.

Amortization of intangible assets. Amortization of intangible assets of $2,459 for the six months ended March 31, 1998, results from goodwill and identifiable intangible assets from the Merger.

Operating income. Operating income was $15,315 for the six months ended March 31, 1998, an increase of $1,625, or 11.9%, from the six months ended March 31, 1997. As a percentage of net sales, operating income decreased from 18.1% for the six months ended March 31, 1997 to 17.0% for the six months ended March 31, 1998. The decrease in operating income as a percentage of net sales was due to the amortization of intangible assets as discussed above.

Net interest income (expense). Net interest expense was $10,489 for the six months ended March 31, 1998 compared to interest income of $726 for the six months ended March 31, 1997. The interest expense resulted from the issuance of Senior Subordinated Notes in connection with the Merger (see "Liquidity and Capital Resources" section).

Provision for income taxes. The provision for income taxes for the six months ended March 31, 1998 is higher than the amount computed by applying the statutory rate of approximately 40% to income before income taxes mainly due to the amortization of intangible assets which is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

In connection with the Merger, the Company issued $150.0 million principal amount of 11-1/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") and entered into a credit agreement providing for term loans of $45.0 million and a revolving credit facility of up to $50.0 million, as amended (the "Senior Bank Facility"). On July 1, 1997, the Company issued an additional $45.0 million principal amount of Senior Subordinated Notes and used the proceeds of $47.6 million to pay the term loans, the accrued interest thereon and related fees and expenses. In March, 1998, the Company amended the Senior Bank Facility, providing for term loans of $75.0 million and a revolving credit facility of up to $50.0 million. The term loans of $75.0 million will be used for acquisitions subsequent to March 31, 1998.

The Company's liquidity needs will arise primarily from debt service on the above indebtedness, working capital needs and funding of capital expenditures and additional acquisitions. Borrowings under the revolving credit facility bear interest at variable interest rates. The Senior Bank Facility imposes restrictions on the Company's ability to make capital expenditures and both the Senior Bank Facility and the indentures governing the Senior Subordinated Notes limit the Company's ability to incur additional indebtedness. The covenants contained in the Senior Bank Facility also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, prepay the Senior Subordinated Notes or amend the indentures, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities.

For the six months ended March 31, 1998 and March 31, 1997, capital expenditures were $2,115 and $1,782, respectively. The $333 increase in capital expenditures was primarily the result of planned enhancements to certain equipment in the manufacturing area.

The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under its revolving credit facility. Net cash from operating activities for the six months ended March 31, 1998 was $5,996, a decrease of $2,314 from $8,310 for the six months ended March 31, 1997. The decrease in net cash from operating activities was primarily a result of a decrease in net income resulting from interest expense incurred on the Company's outstanding indebtedness in connection with the Merger.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES
      None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

Item 5. OTHER INFORMATION
      None.

ITEM   6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 2.1 - Stock Purchase Agreement for the acquisition of Deeter Foundry, Inc. dated as of March 26, 1998 by and among Neenah Foundry Company and the Selling Shareholders of Deeter Foundry, Inc.

Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed one report on Form 8-K during the quarter ended March 31, 1998. The report, dated February 27, 1998, disclosed that the Company had entered into a letter of intent for the acquisition of Mercer Forge Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NEENAH FOUNDRY COMPANY


DATE:  May 13, 1998              /s/ Gary LaChey
                                 ----------------------------------------------
                                 Gary LaChey
                                 Vice President-Finance, Secretary & Treasurer
                                 (Principal Financial Officer and Duly
                                 Authorized Officer)