Form 10-Q
period 1998-06-30
NEENAH FOUNDRY CO
filed 1998-08-14
CIK 1040599

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the period ended June 30, 1998

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition per          to
                            --------    --------

Commission File Number   333-28751

                           NEENAH FOUNDRY COMPANY
        (Exact name of each registrant as it appears in its charter)

        Wisconsin                                          39-1580331
(State or other jurisdiction of                     (IRS Employer ID Number)
incorporation or organization)


2121 Brooks Avenue,  P.O. Box 729, Neenah, Wisconsin                54957
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, Class A, $100 par value-1,000 shares as of July 31, 1998 Common Stock, Class B, $100 par value-0 shares as of July 31, 1998

                           NEENAH  FOUNDRY COMPANY
                               Form 10-Q Index
                     For the Quarter Ended June 30, 1998


                                                                                                       Page
                                                                                                       ----
Part 1. Financial Information
    Item 1. Financial Statements
          Condensed consolidated balance sheets -- June 30, 1998 and September 30, 1997                   3
          Condensed consolidated statements of income -- Three months ended June 30, 1998, One month
              ended April 30, 1997, and Two months ended June 30, 1997; and Nine months ended             4
              June 30, 1998, Seven months ended April 30, 1998, and Two months ended June 30, 1997
          Condensed consolidated statements of cash flows  -- Nine months ended June 30, 1998,
              Seven months ended April 30, 1997, and Two months ended June 30, 1997                       5
          Notes to condensed consolidated financial statements -- June 30, 1998                           6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of                    8
          Operations


Part II.  Other Information
    Item 1. Legal Proceedings                                                                            11
    Item 2. Changes in Securities                                                                        11
    Item 3. Defaults upon Senior Securities                                                              11
    Item 4. Submission of Matters to a Vote of Security Holders                                          11
    Item 5. Other Information                                                                            11
    Item 6. Exhibits and Reports on Form 8-K                                                             11

Signatures                                                                                               11

Exhibit Index                                                                                            12

                            NEENAH  FOUNDRY COMPANY
                         PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                     June 30                      September 30
                                                                      1998                           1997(1)
                                                                   -----------                    ------------
                                                                   (Unaudited)
ASSET
Current assets:
  Cash and cash equivalents .............................          $   9,741                      $   20,344
  Accounts receivable, net ..............................             38,333                          29,932
  Inventories ...........................................             26,686                          19,639
  Other current assets ..................................              2,936                             318
  Refundable income taxes ...............................              1,155                               -
  Deferred income taxes .................................              1,710                           1,695
                                                                   ---------                      ----------
        Total current assets ............................             80,561                          71,928

Property, plant and equipment ...........................            138,116                         103,710
Less accumulated depreciation ...........................              9,820                           3,131
                                                                   ---------                      ----------
                                                                     128,296                         100,579

Identifiable intangible assets, net .....................             41,951                          35,277
Goodwill, net ...........................................            147,487                         116,690
Other assets ............................................              3,756                           3,951
                                                                   ---------                      ----------
                                                                   $ 402,051                      $  328,425
                                                                   =========                      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................          $  14,558                      $   10,333
  Income taxes payable ..................................                  -                           4,384
  Accrued liabilities ...................................             15,601                          17,283
  Current portion of long-term debt .....................                 77                              98
                                                                   ---------                      ----------
        Total current liabilities .......................             30,236                          32,098
Long-term debt ..........................................            252,465                         197,522
Postretirement benefit obligations ......................              5,137                           4,894
Deferred income taxes ...................................             54,592                          44,519
Other liabilities .......................................              2,151                           2,172
                                                                   ---------                      ----------
        Total liabilities ...............................            344,581                         281,205

Commitments and contingencies

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $100 per share --
         authorized 3,000 shares, no shares
         issued or outstanding  .........................                  -                               -
    Common stock, par value $100 per share --
         authorized 11,000 shares, issued
         and outstanding 1,000 shares ...................                100                             100
  Additional paid in capital.............................             48,750                          44,900
  Retained earnings .....................................              8,620                           2,220
                                                                   ---------                      ----------
        Total stockholders' equity ......................             57,470                          47,220
                                                                   ---------                      ----------
                                                                   $ 402,051                      $  328,425
                                                                   =========                      ==========

See notes to condensed consolidated financial statements.

(1) The balance sheet as of September 30, 1997 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             NEENAH FOUNDRY COMPANY

                  CONDENSED  CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                                                                  Predecessor
                                                                                 --------------
                                              Three Months       Two Months        One Month
                                                 Ended             Ended             Ended
                                             June 30, 1998      June 30, 1997    April 30, 1997
                                             -------------      -------------    --------------
                                                                (Unaudited)
Net sales ...............................      $ 70,616           $ 34,367           $ 17,276
Cost of sales ...........................        49,180             24,094             11,351
                                               --------           --------           --------
Gross profit ............................        21,436             10,273              5,925
Selling, general and administrative
  expenses ..............................         5,051              3,095              1,752
Amortization of intangible assets........         2,008              1,034                  -
                                               --------           --------           --------
Total operating expenses.................         7,059              4,129              1,752
                                               --------           --------           --------
Operating income ........................        14,377              6,144              4,173
Net interest income (expense) ...........        (7,023)            (3,241)               121
                                               --------           --------           --------
Income before income taxes ..............         7,354              2,903              4,294
Provision for income taxes ..............         3,294              1,133              1,615
                                               --------           --------           --------
Net income ..............................      $  4,060           $  1,770           $  2,679
                                               ========           ========           ========

                                                                                      Predecessor
                                                                                     -------------
                                                 Nine Months         Two Months       Seven Months
                                                    Ended               Ended             Ended
                                                 June 30, 1998      June 30, 1997    April 30, 1997
                                                 -------------      -------------    --------------
                                                                     (Unaudited)
Net sales ...............................         $ 160,441            $ 34,367           $ 92,962
Cost of sales ...........................           113,259              24,094             65,100
                                                  ---------            --------           --------
Gross profit ............................            47,182              10,273             27,862
Selling, general and administrative
  expenses ..............................            13,023               3,095              9,999
Amortization of intangible assets........             4,467               1,034                  -
                                                  ---------            --------           --------
Total operating expenses.................            17,490               4,129              9,999
                                                  ---------            --------           --------
Operating income ........................            29,692               6,144             17,863
Net interest income (expense) ...........           (17,512)             (3,241)               847
                                                  ---------            --------           --------
Income before income taxes ..............            12,180               2,903             18,710
Provision for income taxes ..............             5,780               1,133              6,316
                                                  ---------            --------           --------
Net income ..............................         $   6,400            $  1,770           $ 12,394
                                                  =========            ========           ========

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

               CONDENSED  CONSOLIDATED STATEMENTS  OF CASH FLOWS
                                 (In thousands)


                                                                                                                Predecessor
                                                                          Nine Months                          --------------
                                                                             Ended           Two Months        Seven Months
                                                                            June 30,           Ended               Ended
                                                                             1998          June 30, 1997       April 30, 1997
                                                                          -----------      -------------       --------------
                                                                                            (Unaudited)
Operating activities
Net income .........................................................      $    6,400        $    1,770          $   12,394
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                              11,149             2,126               3,880
   Amortization of deferred financing costs and premium on notes                 368                 -                   -
   Deferred income taxes                                                           -                 -                (223)
   Changes in operating assets and liabilities......................          (9,936)            2,819             (21,348)
                                                                          ----------        ----------          ----------
        Net cash provided by (used in) operating
        activities  ................................................           7,981             6,715              (5,297)

Investing activities
Purchase of property, plant and equipment ..........................          (4,265)             (400)             (1,972)
Proceeds from life insurance policy ................................               -               864                   -
Acquisition of Deeter Foundry, Inc. ................................         (20,759)                -                   -
Acquisition of Mercer Forge Corporation ............................         (47,536)                -                   -
Other ..............................................................               -                 -                 (37)
                                                                          ----------        ----------          ----------
        Net cash provided by (used in) investing
        activities. ................................................         (72,560)              464              (2,009)

Financing activities
Dividends paid .....................................................               -                 -              (2,220)
Proceeds from long-term debt .......................................          55,177                 -                  24
Payments on long-term debt .........................................             (58)              (34)                (40)
Debt issuance costs ................................................          (1,143)                -                   -
Collection of notes receivable from owners .........................               -                 -               2,922
                                                                          ----------        ----------          ----------
        Net cash provided by (used in) financing
        activities..................................................          53,976               (34)                686
                                                                          ----------        ----------          ----------
Increase (decrease) in cash and cash equivalents ...................         (10,603)            7,145              (6,620)
Cash and cash equivalents at beginning of period ...................          20,344            11,546              18,166
                                                                          ----------        ----------          ----------
Cash and cash equivalents at end of period .........................      $    9,741        $   18,691          $   11,546
                                                                          ==========        ==========          ==========

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 1998


Note 1 -- Basis of  Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments ) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the period ending September 30, 1998 (the Company changed its fiscal year end to September 30 effective September 30, 1997). For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah Foundry Company's Annual Report on Form 10-K for the period ended September 30, 1997.

Note 2 -- Inventories

The components of inventories are as follows:

                                                   June 30           September 30
                                                    1998                 1997
                                                  ---------          ------------
                                                          (000's omitted)
Raw materials ............................        $   2,021            $   1,688
Work in process and finished goods .......           20,928               13,379
Supplies .................................            4,590                4,572
                                                  ---------            ---------
Inventories at FIFO cost .................           27,539               19,639
Excess of FIFO cost over LIFO cost .......             (853)                  --
                                                  ---------            ---------
                                                  $  26,686            $  19,639
                                                  =========            =========

At September 30, 1997, inventories at LIFO approximated FIFO cost.

Note 3 -- Purchase of Deeter Foundry, Inc.

On March 30, 1998, the Company purchased Deeter Foundry, Inc. (a manufacturer of gray iron construction castings) for $24,296 in cash and notes. The acquisition has been accounted for using the purchase method of accounting.
The purchase price has been allocated on the basis of fair values of the underlying assets acquired and liabilities assumed. The excess of the cost of acquisition over the fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. Had the acquisition occurred as of October 1, 1997 or May 1, 1997, respectively, there would have been no material proforma effect on net sales or net income for the nine months ended June 30, 1998 or the two months ended June 30, 1997, respectively.

Note 4 -- Purchase of Mercer Forge Corporation

On April 3, 1998, the Company purchased Mercer Forge Corporation (a closed die forging company serving industrial customers) for $47,536 financed through drawings under the Tranche B term loan facility of the Company's Senior Bank Facility. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated on the basis of fair values of the underlying assets acquired and liabilities assumed. The excess of the cost of acquisition over the fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. The pro forma unaudited results of operations for the nine months ended June 30, 1998 and two months ended June 30, 1997 assuming consummation of the purchase and drawings under the Senior Bank Facility as of October 1, 1997 and May 1, 1997, respectively, are as follows:

                                                   Nine Months             Two Months
                                                      Ended                   Ended
                                                   June 30,1998           June 30,1997
                                                   ------------           ------------
                                                             (ooo's omitted)
Net sales                                            $187,970                 $42,367
Net income                                              6,645                   1,430

Note 5 -- Guarantor Subsidiaries

Neenah Transport, Inc.,Hartley Controls Corporation, Deeter Foundry, Inc., and Mercer Forge Corporation ( the Guarantor Subsidiaries) are wholly-owned subsidiaries of Neenah Foundry Company and have fully and unconditionally guaranteed the Senior Subordinated Notes on a joint and several basis. The Guarantor Subsidiaries comprise all of the Company's direct and indirect subsidiaries. The separate financial statements of the Guarantor Subsidiaries have not been included herein because management has concluded that such financial statements would not provide additional information that is material to investors.

The following is summarized combined financial information of the wholly owned subsidiaries. Net sales include net sales to Neenah Foundry Company of $1,171 and $3,212 for the three and nine months ended June 30, 1998, respectively.

                                                                June 30, 1998
                                                               ---------------
                                                               (000's omitted)
Current assets                                                    $  25,095
Noncurrent assets                                                    71,976
Current liabilities                                                  10,087
Noncurrent liabilities                                               10,614

                                              Three Months             Nine Months
                                                 Ended                   Ended
                                             June 30, 1998            June 30, 1998
                                            ---------------          ---------------
                                                        (000's omitted)
Net sales                                    $   20,798                   $  25,448
Gross profit                                      4,758                       6,314
Net income                                        1,194                       1,463

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

The Merger has been accounted for as a business combination and has resulted in differences in the basis of certain assets and liabilities between the Predecessor Company and the Company. The Company changed its fiscal year end to September 30 from March 31 effective September 30, 1997. The following discussions compare the results of operations of the Company for the three and nine months ended June 30, 1998, to the combined historical results of the operations of the Company and the Predecessor Company for the three and nine months ended June 30, 1997.

Results of Operations  (dollars in thousands)

Three Months Ended June 30, 1998 and 1997

Net sales. Net sales for the three months ended June 30, 1998 were $70,616 which are $18,973 or 36.7% higher than the pro forma quarter ended June 30, 1997. The increase in sales resulted from the acquisitions of Mercer and Deeter in 1998.

Gross profit. Gross profit for the three months ended June 30, 1998 was $21,436, an increase of $5,238, or 32.3%, as compared to the pro forma quarter ended
June 30, 1997. Approximately $3,200 of the increase was from the inclusion of Mercer Forge Corporation ("Mercer") and Deeter Foundry Inc. ("Deeter") operating results after their acquisition, with the remaining margin improvement due to the combined effect of spreading manufacturing overhead over a greater volume and improved efficiency in plant operations.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 1998 were $5,051, an increase of $204, or 4.2%, as compared to the $4,847 for the pro forma quarter ended June 30, 1997. The increase was due to the acquisitions of Mercer and Deeter and costs incurred to upgrade computer systems for the Year 2000.
As a percentage of net sales, selling, general and administrative expenses decreased from 9.4% for the pro forma quarter ended June 30, 1997 to 7.2% for the three months ended June 30, 1998. The decrease in selling, general and administrative expenses as a percentage of net sales was mainly due to the increased sales from acquisitions, lower legal and professional fees during the period and the reduction in compensation for senior executives who did not remain with the Company after the Merger.

Amortization of intangible assets. Amortization of intangible assets was $2,008 for the three months ended June 30, 1998, an increase of $974, or 94.2%, as compared to the $1,034 for the pro forma quarter ended June 30, 1997. The increase is due to the recording of three months of amortization during the period ended June 30, 1998 versus two months during the period ended June 30, 1997 due to the timing of the Merger as well as increased amortization from goodwill and identifiable intangible assets from the Mercer and Deeter acquisitions.

Operating income. Operating income was $14,377 for the three months ended June 30, 1998, an increase of $4,060, or 39.4%, from the pro forma quarter ended June 30, 1997. As a percentage of net sales, operating income increased from 20.0% for the pro forma quarter ended June 30, 1997 to 20.4% for the three months ended June 30, 1998. The increase in operating income was due to the sales and gross profit increases as discussed above.

Net interest income (expense). Net interest expense was $7,023 for the three months ended June 30, 1998 compared to $3,120 for the pro forma quarter ended June 30, 1997. The increased interest expense resulted from the Company's Senior Subordinated Notes being outstanding for three months during the period ended June 30, 1998 and only two months during the period ended June 30, 1997 and the interest on the drawings under the Company's Senior Bank Facility to finance the Mercer acquisition (see "Liquidity and Capital Resources" section).

Provision for income taxes. The provision for income taxes for the three months ended June 30, 1998 is higher than the amount computed by applying the statutory rate of approximately 40% to income before income taxes mainly due to the amortization of goodwill which is not deductible for income tax purposes.

Nine Months Ended June 30, 1998 and 1997

Net sales. Net sales for the nine months ended June 30, 1998 were $160,441 which are $33,112 or 26.0% higher than the pro forma nine months ended June 30, 1997. Net sales of municipal castings increased by $1,699 or 3.4% due primarily to market share gains in strategic focus areas of the Eastern and Southwestern United States as well as a continuation of the successful transition to a modernized product line. Net sales of industrial castings increased by $13,621 or 18.8% due to the overall strength of the heavy duty truck market coupled with very high demand in the agricultural business. In addition, the acquisitions of Mercer and Deeter accounted for an increase of $18,143 in net sales for the nine months ended June 30, 1998 compared to the pro forma nine months ended June 30, 1997.

Gross profit. Gross profit for the nine months ended June 30, 1998 was $47,182, an increase of $9,047, or 23.7%, as compared to the pro forma nine months ended June 30, 1997. Approximately $3,200 of the increase was from the inclusion of Mercer and Deeter operating results after their acquisition, with the remaining margin improvement due to the combined effect of spreading manufacturing overhead over a greater volume and improved efficiency in plant operations.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended June 30, 1998 were $13,023, a decrease of $71, or .5%, as compared to the $13,094 for the pro forma nine months ended June 30, 1997. As a percentage of net sales, selling, general and administrative expenses decreased from 10.3% for the pro forma nine months ended June 30, 1997 to 8.1% for the nine months ended June 30, 1998. The decrease in selling, general and administrative expenses was mainly due to lower legal and professional fees incurred during the period when compared to those paid in connection with the Merger and the reduction in compensation for senior executives who did not remain with the Company after the Merger.

Amortization of intangible assets. Amortization of intangible assets was $4,467 for the nine months ended June 30, 1998, an increase of $3,433, or 332.0%, as compared to the $1,034 for the pro forma nine months ended June 30, 1997. The increase is due to the recording of nine months of amortization during the period ended June 30, 1998 versus two months during the period ended June 30, 1997 due to the timing of the Merger as well as increased amortization from goodwill and identifiable intangible assets from the Mercer and Deeter acquisitions.

Operating income. Operating income was $29,692 for the nine months ended June 30, 1998, an increase of $5,685, or 23.7%, from the pro forma nine months ended June 30, 1997. As a percentage of net sales, operating income decreased from 18.9% for the pro forma nine months ended June 30, 1997 to 18.5% for the nine months ended June 30, 1998. The decrease in operating income as a percentage of net sales was due to the increased amortization of intangible assets as discussed above.

Net interest income (expense). Net interest expense was $17,512 for the nine months ended June 30, 1998 compared to $2,394 for the pro forma nine months ended June 30, 1997. The increased interest expense resulted from the Company's Senior Subordinated Notes being outstanding for nine months during the period ended June 30, 1998 and only two months during the period ended June 30, 1997 and the interest on the drawings under the Company's Senior Bank Facility to finance the Mercer acquisition (see "Liquidity and Capital Resources" section).

Provision for income taxes. The provision for income taxes for the nine months ended June 30, 1998 is higher than the amount computed by applying the statutory rate of approximately 40% to income before income taxes mainly due to the amortization of goodwill which is not deductible for income tax purposes.

Liquidity and Capital Resources (dollars in thousands)

In connection with the Merger, the Company issued $150.0 million principal amount of 11-1/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") and entered into a credit agreement providing for term loans of $45.0 million and a revolving credit facility of up to $50.0 million, as amended (the "Senior Bank Facility"). On July 1, 1997, the Company issued an additional $45.0 million principal amount of Senior Subordinated Notes and used the proceeds of $47.6 million to pay the term loans, the accrued interest thereon and related fees and expenses. In March, 1998, the Company amended the Senior Bank Facility, providing for term loans of $75.0 million and a revolving credit facility of up to $50.0 million. Of the total term loan facility of $75.0 million, $55.0 million was used for the acquisition of Mercer and $20.0 million is available for future acquisitions occurring prior to October 3, 1998 in accordance with the terms of the Senior Bank Facility.

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

For the nine months ended June 30, 1998 and June 30, 1997, capital expenditures were $4,265 and $2,372, respectively. The $1,893 increase in capital expenditures was primarily the result of planned enhancements to certain equipment in the manufacturing area, including expenditures at Mercer and Deeter, which were acquired in 1998.

The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under its revolving credit facility. Net cash from operating activities for the nine months ended June 30, 1998 was $7,981, an increase of $6,563 from $1,418 for the pro forma nine months ended June 30, 1997. The increase in net cash from operating activities was primarily the result of increased cash flow from Mercer and Deeter and improved control of inventory and accounts receivable balances.

The Company believes that cash generated from operations and existing revolving lines of credit under the Senior Bank Facility will be sufficient to meet its normal operating requirements, including working capital needs and interest payments on the Company's outstanding indebtedness.

                             NEENAH FOUNDRY COMPANY
                          PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
      None.

Item 2. CHANGES IN SECURITIES
      None.

Item 3. DEFAULTS UPON SENIOR SECURITIES
      None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

Item 5. OTHER INFORMATION
      None.

ITEM   6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 27 -   Financial Data Schedule

(b) Reports on Form 8-K

   The Company filed two reports on Form 8-K during the quarter ended June
   30, 1998. The first report, dated April 14, 1998, disclosed that the Company had acquired Deeter Foundry, Inc. and Mercer Forge Corporation. The second report, a Form 8-K/A dated June 12, 1998, provided the required historical and pro forma financial information related to the acquisition of Mercer Forge Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NEENAH FOUNDRY COMPANY


DATE:  August 14, 1998             /s/ Gary LaChey
                                   ----------------------------------
                                   Gary LaChey
                                   Vice President-Finance, Secretary & Treasurer
                                   (Principal Financial Officer and Duly
                                   Authorized Office

                                   EXHIBITS