Form 10-K
period 1998-09-30
NEENAH FOUNDRY CO
filed 1998-12-23
CIK 1040599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934.
                  For the fiscal year ended September 30,1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 .
                  For the transition period from        to         .
                                                 ------    ------

                        Commission file number 333-28751

                             NEENAH FOUNDRY COMPANY
             (Exact name of registrant as it appears in its charter)

              Wisconsin                                     39-1580331
   (State or other jurisdiction of                  (IRS Employer ID Number)
    Incorporation or organization)

2121 Brooks Avenue, P.O. Box 729, Neenah, Wisconsin             54957
(Address of principal executive offices)                      (Zip Code)

                                 (920) 725-7000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    NONE

Securities registered pursuant to section 12(g) of the Act:
               11 1/8% Series B Senior Subordinated Notes Due 2007 11 1/8% Series D Senior Subordinated Notes Due 2007
               ---------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, Class A, $100 par value- 1,000 shares as of December 22, 1998
Common Stock, Class B, $100 par value-     0 shares as of December 22, 1998

                                     PART I
Item 1.   BUSINESS

THE COMPANY (OTHER THAN THE RECENTLY ACQUIRED SUBSIDIARIES)

Overview

     On April 30, 1997, pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement") with NC Merger Company and NFC Castings, Inc., Neenah Corporation (the "Predecessor Company") was acquired by NFC Castings, Inc., a holding company and wholly owned subsidiary of ACP Holding Company ("ACP Holdings") (the "Merger"). Prior to July 1, 1997, Neenah Foundry Company was one of three wholly owned subsidiaries of Neenah Corporation, a holding company with no significant assets or operations other than its holdings in the common stock of its three wholly owned subsidiaries. On July 1, 1997, Neenah Foundry Company merged with and into Neenah Corporation and the surviving company changed its name to Neenah Foundry Company (the "Company"). Unless otherwise stated in this document or unless the context otherwise requires, references herein to the "Company" include Neenah Foundry Company, Hartley Controls Corporation and Neenah Transport, Inc., and exclude Deeter Foundry, Inc. ("Deeter"), Mercer Forge Corporation ("Mercer"), Dalton Corporation ("Dalton"), and their respective subsidiaries, each of which were acquired and Advanced Cast Products ("ACP") and its respective subsidiaries, whose capital stock was recently contributed to the Company by ACP Holdings. Deeter, Mercer, Dalton and ACP are referred to herein as the "Recently Acquired Subsidiaries." The Company changed its fiscal year end to September 30 from March 31 effective September 30, 1997.

      The Company, founded in 1872, is one of the largest manufacturers of a wide range of high quality ductile and gray iron castings for the heavy municipal market and selected segments of the industrial market. The Company believes it is the largest manufacturer of heavy municipal iron castings in the United States with approximately a 19% market share in calendar year 1997. The Company's broad range of heavy municipal iron castings includes manhole covers and frames, storm sewer frames and grates, heavy duty airport castings, specialized trench drain castings, specialty flood control castings and ornamental tree grates. These municipal castings are sold throughout the United States to state and local government entities, utility companies, precast concrete manhole structure producers and contractors for both new construction and infrastructure replacement. The heavy municipal market generated approximately 40% of the Company's net sales for the year ended September 30, 1998. The Company believes it is also a leading manufacturer of a wide range of complex industrial castings, including castings for medium- and heavy-duty truck drive line components, a broad range of castings for the farm equipment industry and specific components for compressors used in heating, ventilation and air conditioning systems. The industrial market generated approximately 57% of the Company's net sales for the year ended September 30, 1998. In addition, the Company engineers, manufactures and sells customized sand control systems and related products, which are an essential part of the casting process, to other iron foundries. Sales of these sand control systems and related products represented approximately 3% of the Company's net sales for the year ended September 30, 1998.
     The Company currently operates two modern foundries with an annual aggregate rated capacity of approximately 187,000 tons at a single site in Neenah, Wisconsin. From 1985 to 1997, the Company invested approximately $100.0 million in its production facilities, with approximately $73 million invested in a major plant modernization program from 1985 to 1990. This plant modernization program was a critical part of a long-term strategy to produce higher volume, value-added castings for its existing industrial customers and to penetrate other selected segments of the industrial market, while preserving its position as the leader in the heavy municipal market. This modernization program entailed the closing of the Company's oldest foundry, Plant 1, and the updating of the Company's other two foundries, Plants 2 and 3, which enabled the Company both to produce higher volume, complex castings for selected industrial segments and to improve the Company's cost position in the heavy municipal market. Following the completion of the modernization program, the Company has steadily decreased its production of lower margin products such as axle covers and brake drums and increased the production of higher margin, more complex parts, such as transmission and axle housings. As a result of this strategy, the Company's ongoing improvements in its manufacturing process and increased demand for medium- and heavy-duty truck components have caused net sales and EBITDA to increase.

Products, Customers and Markets

     The Company provides a variety of products to both the heavy municipal and industrial markets. The following table sets forth certain information regarding the end-user markets served by the Company, the products produced by the Company, representative customers in each end-user market and the percentage of net sales attributable to each of the Company's markets for the fiscal year ended September 30, 1998 and for the Pro forma six months ended September 30, 1997.


                                                                                        Percentage of Net
                                                                                              Sales(1)
                                                                          ----------------------------------------------
                                                                                 Pro forma                Fiscal Year
                                                       Representative           Six Months                   Ended
      Market                  End Product                 Customers       September 30, 1997 (2)      September 30, 1998
      ------                  -----------                 ---------       ----------------------      ------------------
Heavy Municipal      Standard castings, including    State and local               46.5%                     40.7%
                     storm and sanitary sewer        government
                     castings, manhole covers and    entities, utility
                     frames, storm sewer frames      companies, precast
                     and grates; Specialty           concrete structure
                     castings, including heavy       producers and
                     duty airport castings,          contractors (3)
                     specialized trench drain
                     castings, specialty flood
                     control castings and
                     ornamental tree grates
Industrial
  Medium- and
  Heavy-Duty
  Truck              Differential carriers and       Rockwell                      33.8%                     37.3%
                     cases, brackets, cages,           International
                     calipers, caps, carriers,       Eaton Corp.
                     hubs, knuckles, transmission    Dana Corp
                     housings, yokes
  Farm
  Equipment          Various gear housings, planet   John Deere                    15.8%                     16.0%
                     carrier, axle housings,         New Holland
                     planting and harvesting
                     equipment parts,
                     counterweights
  Other
  Industrial         Compressor components,          Aisin                         3.9%                       6.0%
                     various housing and gear cases  The Trane
                                                       Company

(1) Net sales include sales of Neenah Foundry Company only.
(2) The Company changed its fiscal year to September 30 from March 31 effective September 30, 1997.
(3) No municipal customer represented more than 1.5% of Neenah Foundry Company's net sales for the pro forma six months ended September 30, 1997 or the fiscal year ended September 30, 1998.

     Heavy Municipal. Based on industry reported data, the Company believes it is the largest manufacturer of heavy municipal iron castings in the United States with an estimated 19% market share in calendar year 1997. The Company's broad heavy municipal product line consists of two general categories of castings, "standard" and "specialty" castings. Standard castings principally consist of storm and sanitary sewer castings that are consistent with pre-existing dimension and strength specifications established by local authorities. Standard castings are generally high volume items that are routinely used in new construction and infrastructure replacement. Specialty castings are generally lower volume, higher margin products which include heavy-duty airport castings, trench drain castings, flood control castings, special manhole and inlet castings and ornamental tree grates. These specialty items are frequently selected and/or specified from the Company's municipal product catalog and its tree grate catalog, which together encompass over 4,400 standard and specialty patterns. For many of these specialty products, the Company believes it is the only manufacturer with existing patterns to produce such a particular casting, although a competing manufacturer could elect to make the investment in patterns or equipment necessary to produce a similar casting.

     The Company's municipal castings are sold to state and local government entities, utility companies, pre-cast concrete manhole structure producers and contractors for both new construction and infrastructure replacement. The Company's 17,000 active municipal customers generally make purchase decisions based on a number of criteria, including acceptability of the product per local specification, quality, service, price and the customer's relationship with the foundry. Relative to customers in the industrial market, municipal market customers are less technically demanding and rely more on published product specifications to ensure product performance.

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

     Over the past three years, the Company has introduced what it calls "lightweighted" parts to the heavy municipal market. These lightweighted parts have been reengineered in order to reduce both their weight and amount of raw materials necessary for their manufacture, while maintaining the high quality performance characteristics of the heavier version of the casting. This improvement in the design and manufacture of municipal castings has resulted in lower material costs and improved margins for this product line. The Company is able to manufacture lightweighted castings because its manufacturing processes enable it to refine castings walls down to very narrow tolerances, many of which, the Company believes, are currently not achievable by the its competitors. While only a portion of the municipal castings the Company sells are candidates for lightweighting, the Company expects to continue to increase the number of lightweighted castings which it offers for sale over the next several years.

     Industrial. The Company believes it is a leading manufacturer of a wide range of complex industrial castings, including castings for medium- and heavy-duty truck drive line components and farm equipment as well as castings for specific components for compressors used in heating, venting and air conditioning (HVAC) systems. The Company's industrial castings have increased in complexity since the early 1990's and are generally produced in higher volumes than municipal castings. Complexity in the industrial market is determined by the intricacy of a casting's shape, the thinness of its walls and the amount of processing by a customer required before a part is suitable for use by it. Original equipment manufacturers (OEMs) and their first tier suppliers have been demanding higher complexity parts principally to reduce labor costs in their own production processes by using fewer parts to manufacture the same finished product or assembly and by using parts which require less preparation before entering the production process.

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

     The Company estimates that it has historically retained approximately 90% of the castings it has been awarded throughout the product life cycle, which is typical for the industry. The Company believes industrial customers will continue to seek out foundries with a strong reputation for performance who are capable of providing a cost-effective combination of manufacturing technology and quality. The Company's strategy is to further its relationships with existing customers by participating in the design and production of more complex industrial castings, while seeking out selected new customers who would value the Company's performance reputation, technical ability and high level of quality and service.

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

Sales and Marketing

     Heavy Municipal. Over its 70 years of heavy municipal market participation, the Company has emphasized sales and marketing and believes it has built a strong reputation for customer service. The Company believes that it is one of the leaders in U.S. heavy municipal casting production and that it has strong name recognition. The Company has the largest sales and marketing effort of any foundry serving the heavy municipal market, including 51 Company employees and 24 commissioned representatives. The dedicated sales force works out of regional sales offices to market the Company's municipal castings to contractors and state and local governmental entities throughout the United States. The Company operates nine regional distribution and sales centers and has two other sales offices in Oklahoma City, Oklahoma and Norwood, Pennsylvania. The Company believes this regional approach enhances its knowledge of local specifications and its position in the heavy municipal market.

     Industrial. The Company employs a dedicated industrial casting sales force of six people, five based in Neenah, Wisconsin and one based in Mansfield, Ohio. These six people consist of three account coordinators, who support the ongoing customer relationships and organize the scheduling and delivery of shipments, and three major account managers, who work with customers' engineers and procurement representatives, Company engineers, manufacturing management and quality assurance representatives throughout all stages of the production process to ensure that the final product consistently meets or exceeds customer specifications. This team approach, consisting of sales, marketing, manufacturing, engineering and quality assurance efforts is an integral part of the Company's marketing strategy.

Manufacturing Process

    The Company operates two modern foundries with an annual rated capacity of approximately 187,000 tons at a single location in Neenah, Wisconsin. The Company's foundries manufacture gray and ductile iron and cast it into intricate shapes according to customer metallurgical and dimensional specifications. From 1985 to 1997, the Company invested approximately $100 million in its production facilities, with approximately $73 million invested from 1985 to 1990 in plant modernization and new equipment. The Company also continually invests in the improvement of process controls and product performance and believes that these investments and its significant experience in the industry have made it one of the most efficient manufacturers of industrial and heavy municipal casting products. During the fiscal year ended September 30, 1998, the Company had a combined scrap rate of 2.3%.

     The casting process involves using metal, wood or urethane patterns to make an impression of a casting product in a mold made primarily of sand. Cores, also made primarily of sand, are used to make the internal cavities and openings in a casting product. Once the casting impression is made in the mold, the cores are set into the mold and the mold is closed. Molten metal is then poured into the mold, which fills the mold cavity and takes on the shape of the desired casting product. Once the iron has solidified and cooled, the mold is shaken from the casting and the sand is recycled. The selection of the appropriate casting method, pattern, core-making equipment and sand and other raw materials depends on the final product, including its complexity, specifications, and function as well as intended production volumes. Because the casting process involves many critical variables, such as choice of raw materials, design and production of tooling, iron chemistry and metallurgy, and core and molding sand properties, it is important to monitor the process parameters closely to ensure dimensional precision and metallurgical consistency.

     The Company continually seeks to find ways to expand the capabilities of existing technology to improve manufacturing processes. An example of this expansion is the Company's integration of Disamatic molding machines into its operations. Disamatic molding machines are considered to be among the most efficient sand molding machines because of their ability to produce high quality molds at high production rates. Disamatic molding machines are also used by most of the Company's direct competitors. Although the Company was not the first foundry to acquire Disamatic molding machines, it has significantly enhanced the equipment's range of production by combining the equipment with core-setting capabilities which exceed those of most foundries. To further improve upon the productivity of the Disamatic molding machines, the Company has recently increased the length of two of its cooling lines, making each line among the longest lines in the world for comparable Disamatic equipment. This extension allows the Company to run its machines at higher production rates while providing sufficient in-mold cooling time prior to mold shakeout to facilitate the production of high quality castings. As a result of these and other similar efforts, the Company has been able to increase productivity as measured in the number of molds per hour.

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

Quality Assurance

     Continual testing and monitoring of the manufacturing process is important to maintain product quality. The Company has adopted sophisticated quality assurance techniques and policies for its manufacturing operations. During and after the casting process, the Company performs numerous tests, including tensile, proof-load, radiography, ultrasonic, magnetic particle and chemical analysis. The Company utilizes statistical process controls to measure and control significant process variables and casting dimensions. The results of this testing are documented in metallurgical certifications, which are provided with each shipment to most industrial customers. The Company strives to maintain systems that provide for continual improvement of operations and personnel, emphasize defect prevention and reduce variation and waste in all areas.

Distribution

The Company sells a substantial amount of its municipal castings through its network of two warehouses, nine distribution and sales centers and two other sales offices. Industrial castings are shipped direct to customers from the Company. For many municipal and a small portion of its industrial customers, castings are delivered by Neenah Transport, Inc., a wholly owned subsidiary of the Company ("Neenah Transport"), which operates a fleet of 28 tractors and 101 trailers that deliver products throughout the Midwest. For sales outside of the Midwest, increased transportation costs impact the ability of the Company to compete on a cost basis. Neenah Transport also backhauls raw materials for use by the Company on return trips. Neenah Transport is staffed with professional drivers who are trained in service standards and product knowledge as representatives of the Company. To the Company's knowledge, none the Company's major heavy municipal competitors have a captive transportation subsidiary. The Company believes Neenah Transport's service and drivers provide another differentiating factor in favor of the Company as compared to other major heavy municipal manufacturers.

Raw Materials

     The primary raw materials used by the Company to manufacture ductile and gray iron castings are steel scrap, pig iron, metallurgical coke and silica sand. While there are multiple suppliers for each of these commodities, the Company has single-source arrangements with its for each of these major raw materials, with the exception of pig iron. Due to long standing relationships with each of its suppliers, the Company believes that it will continue to be able to secure raw materials at competitive prices. The primary energy sources for the Company's operations, electricity and natural gas, are purchased through utilities.

     Although the prices of all raw materials used by the Company vary, the fluctuations in the price of steel scrap are the most significant to the Company. The Company has arrangements with most of its industrial customers which require the Company to adjust industrial casting prices to reflect scrap price fluctuations. In periods of rapidly rising or falling scrap prices, these adjustments will lag the current scrap price because they are generally based on average market prices for prior periods, which periods vary by customer but are generally no longer than six months. Castings are generally sold to the heavy municipal market on a bid basis and, after a bid is won, the price for the municipal casting generally cannot be adjusted for raw material price increases. However, in most cases the Company believes it has been successful in obtaining higher municipal casting unit prices in subsequent bids to compensate for rises in scrap prices in prior periods. Rapidly fluctuating scrap prices may have an adverse or positive effect on the Company's financial condition and results of operations.

Competition

     The markets for the Company's products are highly competitive. Competition is based not only on price, but also on quality of product, range of capability, level of service and reliability of delivery. The Company competes with numerous independent and captive foundries, as well as with a number of foreign iron foundries, including certain foundries located in India. The Company also competes with several large domestic manufacturers whose products are made with materials other than ductile and gray iron, such as steel or aluminum. The industry consolidation that has occurred over the past 20 years has resulted in a significant reduction in the number of smaller foundries and a rise in the share of production by larger foundries, some of which have significantly greater financial resources than the Company. Competition from India has had a strong presence in the heavy municipal market and continues to be a factor, primarily in the western and eastern United States, due in part to costs associated with transportation. However, foreign companies have been, and continue to be, subject to antidumping and countervailing duty enforcement litigation which the Company believes has had a negative effect on foreign companies' ability to compete in the U.S. markets. There can be no assurance that these factors will continue to mitigate the impact of foreign competition, or that the Company will be able to maintain or improve its competitive position in the markets in which it competes.

Hartley Controls Corporation

     Hartley Controls Corporation, a wholly owned subsidiary of the Company ("Hartley Controls"), engineers, manufactures and sells customized sand control systems, which are an essential part of the casting process, to other iron foundries. The sand molding media used in all high production iron foundries is a critical element in determining mold quality. Exacting and consistent control of this sand with respect to moisture and chemical additives is an essential element for process control and relates directly to casting quality, scrap rate and the ability to produce complex molds for highly engineered castings. Harley Controls is a major U.S. supplier of sand control systems with over 300 installations since 1986. Harley Controls has made investments in process technology and has several patented technologies related to sand systems, including the "Automatic Moisture Controller," the "Even-Flo Bin," the "Automatic Compactibility Tester," the "Automatic Bond Determinator," the "Green Stand Reconditioner" and the "Sandman." Sales of these sand systems and related products represented approximately 3% of the Company's net sales for the year ended September 30, 1998.

Employees

     As of September 30, 1998 the Company had 970 full time employees, of whom 761 were hourly employees and 209 were salaried employees. The Local 121B of the Glass, Molders, Pottery, Plastics and Allied Workers International Union AFL-CIO is the major bargaining agent for the representative of 726 of the Company's hourly employees. A collective bargaining agreement with Local 121B was reached on January 1, 1996 and expires on December 31, 1998. The Independent Patternmakers Union of Neenah, Wisconsin is the major bargaining agent for and representative of 35 of the Company's hourly employees. A collective bargaining agreement with the Independent Patternmakers Union was reached on January 1, 1998 and expires on December 31, 2000. The Company believes that it has a good relationship with its employees.

Environmental Matters

     Each of the Company's and Recently Acquired Subsidiaries' facilities are subject to federal, state and local laws and regulations relating to the protection of the environment and worker health and safety, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Such laws include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), and the Occupational Health and Safety Act. The Company believes that its and each of the Recently Acquired Subsidiaries' operations are currently in substantial compliance with applicable environmental laws, and that it has no liabilities arising under such environmental laws, except as would not be expected to have a material adverse effect on the Company's or any of the Recently Acquired Subsidiaries' operations, financial condition or competitive position. However, some risk of environmental liability and other costs is inherent in each of the Company's and Recently Acquired Subsidiaries' businesses. Any of the Company or the Recently Acquired Subsidiaries might in the future incur significant costs to meet current or more stringent compliance, cleanup or other obligations pursuant to environmental requirements. Such costs may include expenditures related to remediation of historical releases of hazardous substances or clean-up of physical structures prior to decommissioning.

     Under the Federal Clean Air Act Amendments of 1990, the Environmental Protection Agency ("EPA") is directed to establish maximum achievable control technology ("MACT") standards for certain industrial operations that are major sources of hazardous air pollutants ("HAPs"). The iron foundry industry is not expected to be required to implement the MACT emission limits, control technologies or work practices until the year 2003 at the earliest. Although the Company cannot accurately estimate the costs to comply with the MACT standard until it is issued, the MACT standard, when implemented, and state laws governing the emission of toxic air pollutants may require that certain of the Company's or the Recently Acquired Subsidiaries' facilities incur significant costs for air emission control equipment, air emission monitoring equipment or process modifications.

RECENT ACQUISITIONS

On March 30, 1998, the Company acquired all the capital stock of Deeter for $24.3 million (excluding fees and expenses incurred in connection with the acquisition of $0.3 million), consisting of $20.4 million of cash and a $3.9 million seller note (the "Deeter Seller Note"). The Deeter Seller Note, which does not bear interest, was issued to the selling shareholders of Deeter by ACP Holdings and matures on March 30, 1999. Payment of the principal amount of the Deeter Seller Note is supported by a letter of credit issued under the Senior Bank Facilities. The Company financed the cash portion of the consideration and all fees and expenses from cash on hand. Since 1945, Deeter has been producing gray iron castings for the heavy municipal market. Deeter's municipal casting product line includes manhole frames and covers, storm sewer inlet frames, grates and curbs, trench grating and tree grates. Deeter also produces a wide variety of special application construction castings. These products are utilized in waste treatment plants, airports, telephone and electrical construction projects.

     On April 3, 1998, the Company acquired all the capital stock of Mercer for $47.0 million in cash (excluding fees and expenses incurred in connection with the acquisition of $0.5 million). Concurrently with the acquisition of Mercer, the Company, ACP Holdings and the lenders party thereto amended and restated the Credit Agreement (the "Credit Agreement") dated April 30, 1997, as amended and restated on September 12, 1997. The Credit Agreement, as so amended and restated, provided availability of $75.0 million of term loans to the Company (consisting of $20.0 million of Tranche A Loans (as defined) and $55.0 million of Tranche B Loans (as defined) in addition to the Company's existing $50.0 million Revolving Credit Facility (as defined). On April 3, 1998, the Company borrowed $55.0 million of the Tranche B Loans, of which $48.6 million was used to finance the acquisition of Mercer, to pay fees and expenses incurred in connection with the acquisition and to pay financing costs. The available Tranche A Loans were not borrowed on April 3, 1998. Founded in 1954, Mercer is a leading producer of complex-shaped forged components for use in transportation, railroad, mining and heavy industrial applications. Mercer is also a leading producer of microalloy forgings. Mercer sells directly to OEMs, as well as to industrial end users.

     On September 8, 1998, the Company acquired all the capital stock of Dalton for $102.0 million in cash (excluding fees and expenses incurred in connection with the acquisition of $0.6 million). Dalton manufactures and sells gray iron castings for refrigeration systems, air conditioners, heavy equipment, engines, gear boxes, stationary transmissions, heavy duty truck transmissions and other automotive parts.

     On September 8, 1998, the capital stock of ACP was contributed to the Company by ACP Holdings. In connection with the contribution, the Company assumed $14.9 million of indebtedness of ACP, $14.6 million of which was refinanced with borrowings under the Senior Bank Facilities. ACP is a leading independent manufacturer of ductile and malleable iron castings that are produced through both traditional casting methods and through ACP's Evapcast lost foam casting process. ACP's production capabilities also include a range of finishing operations including austempering and machining. ACP sells its products primarily to companies in the heavy truck, construction equipment, railroad, mining, electrical fittings and automotive industries.

     In connection with the acquisition of Dalton and the contribution of the capital stock of ACP, the Company, ACP Holdings and the lenders party thereto amended and restated the Credit Agreement to provide availability of additional Tranche B Loans in an aggregate principal amount of $70.0 million and an Acquisition Loan Facility (as defined) in an aggregate principal amount outstanding at any one time not to exceed $50.0 million. In connection with the acquisition of Dalton and the contribution of the capital stock of ACP, the Company borrowed $29.0 million under the Acquisition Loan Facility, $20.0 million of Tranche A Loans and $70.0 million of Tranche B Loans.

     Currently, each of the Recently Acquired Subsidiaries is operating as a separate subsidiary of the Company with independent operations under the direction of the management that was in place prior to its acquisition by the Company. Although the Company currently does not have plans to integrate the operations of the Company with the Recently Acquired Subsidiaries, it may to some extent do so in the future.

     Each of the Deeter, Mercer and Dalton acquisitions were accounted for using the purchase method of accounting. The acquisition of ACP was accounted for at historical cost in a manner similar to that in pooling of interest accounting since the Company and ACP were under common control. Accordingly, prior period financial statements of the Company for the period during which the Company and ACP were under common ownership have been restated to reflect the contribution of capital stock of ACP to the Company.

The foregoing transactions are herein referred to as the "Recent Acquisitions." The credit facilities available under the Credit Agreement are collectively referred to herein as the "Senior Bank Facilities".

DALTON CORPORATION

Overview

     Dalton manufactures and sells gray iron castings for refrigeration systems, air conditioners, heavy equipment, engines, gear boxes, stationary transmissions, heavy duty truck transmissions and other automotive parts. Dalton's four operating facilities have each been structured to manufacture or machine specific components to customer specifications. Dalton specializes in using cold box and shell core products as well as precision high-pressure molds to manufacture gray iron castings. The majority of Dalton's castings range in size from one pound to 700 pounds.

Products and Markets

     During calendar years 1996 and 1997, Dalton produced 180,848 and 192,495 tons of castings, respectively. In the nine months ended September 30, 1998, Dalton produced 159,728 tons of castings. Dalton's revenues are generated from customers in several industries, however, refrigeration and air conditioning represent the largest concentration of tons shipped, which management estimates was approximately 45% of tons shipped in calendar year 1997, followed by automotive/light truck and heavy truck, each of which management estimates was between 10% and 15% of tons shipped in calendar year 1997. Dalton serves primarily three markets: refrigeration and air conditioning, automotive/truck market and heavy equipment.

Customers

     Dalton has over 100 customers across several industries, with four of Dalton's largest five customers operating in the refrigeration/air conditioning industry. Dalton's largest 10 customers accounted for approximately 62% of Dalton's calendar year 1997 net sales. Dalton's largest customer, Copeland Corporation, accounted for approximately 17% of Dalton's calendar year 1997 net sales and Dalton's top three customers accounted for approximately 37% of Dalton's net sales during the same period.

Raw Materials

     The primary raw materials used by Dalton to manufacture iron castings are steel scrap, pig iron, metallurgical coke and silica sand. While there are multiple suppliers for each of these commodities, Dalton has sourcing arrangements with its suppliers of each of these major raw materials, with the exception of pig iron. Due to long standing relationships with each of its suppliers, Dalton believes that it will continue to be able to secure raw materials from its suppliers at competitive prices. The primary energy sources for Dalton's operations, electricity and natural gas, are purchased through utilities.

     Although the prices of all raw materials used by Dalton vary, the fluctuations in the price of steel scrap are the most significant to Dalton. Dalton has arrangements with most of its industrial customers which require Dalton to adjust industrial casting prices to reflect scrap price fluctuations. In periods of rapidly rising or falling scrap prices, these adjustments will lag the current scrap price because they are generally based on average market prices for prior periods, which periods vary by customer but are generally no longer than six months. Rapidly fluctuating scrap prices may have a temporary adverse or positive effect on the Dalton's results of operations.

Competition

     Dalton operates in the same industry as the Company and therefore faces the same competitive environment as the company. See "-The Company (other than the Recently

Acquired Subsidiaries)-Competition."

Manufacturing Facilities

     Dalton currently operates four facilities. The main plant, located in Warsaw, Indiana ("Warsaw") was established in 1910. Between 1992 and 1995 Dalton acquired a second plant in Kendallville, Indiana ("Kendallville") and a third plant in Ashland, Ohio ("Ashland"). In addition, in 1997 Dalton acquired the remaining 50 percent interest in a machining facility located in Stryker, Ohio ("Stryker"). Dalton has established a separate headquarters and office facility in Warsaw, Indiana.

Employees

     At September 30, 1998, Dalton employed 1,638 individuals, consisting of 1,336 hourly employees and 302 salaried and clerical employees.
     Almost all of Dalton's production employees are members of either the Steel Workers' Union or the Glass, Molders, Pottery, Plastics and Allied Workers International Union. A collective bargaining agreement is negotiated every three to five years. The current agreements expire as follows: Warsaw, April 2003; Kendallville, July 25, 1999; and Ashland, April 26, 1999. Management believes that employee relations are good.

Environmental Matters

     Dalton is subject to environmental, health and safety laws comparable to those governing the Company. See "-The Company (other than the Recently Acquired Subsidiaries)-Environmental Matters."

     Status of Dalton's Air Emission Compliance In connection with Dalton's submission of draft operating permits for air emission sources at its facilities in Warsaw and Kendallville under Title V of the federal Clean Air Act Amendments of 1990 ("Title V"), the Indiana Department of Environmental Management ("IDEM") has asked Dalton to address several issues of concern: (i) alleged exceedances of particulate and volatile organic compound emission levels; (ii) the applicability of Prevention of Significant Deterioration ("PSD") permit review requirements; and (iii) alleged construction and operation of sources without the required permits. Depending on the results of ongoing discussions with IDEM and the course of developing regulations, the costs of addressing Dalton's air emission control issues could be material.

     Dalton has retained an environmental consultant to address the concerns identified by IDEM. IDEM may require Dalton to perform tests on various emission sources, install new or upgrade existing emission capture or control equipment, use substitute materials or modify production rates to reduce regulated emissions and/or perform PSD review for several sources. IDEM could also assess penalties against Dalton for the identified concerns, but because the concerns were voluntarily disclosed to IDEM by Dalton in the Title V permit applications for these facilities, management believes that any penalties assessed by IDEM will not be material.

     Warsaw Monofill NOVs On May 15, 1998, IDEM issued an NOV to Dalton regarding Dalton's operation of an authorized landfill used exclusively by the Warsaw facility to dispose of its foundry waste (the ""monofill"). IDEM issued the NOV after Dalton notified the agency that it had disposed of materials outside the authorized landfill area. IDEM is currently reviewing Dalton's request to modify the landfill permit and allow the disposal of wastes in the overfilled locations. IDEM is seeking a civil penalty of $100,000 to $150,000 from Dalton to resolve the NOV. Dalton could be required to relocate the overfill material to an authorized off-site disposal location if IDEM denies the pending request for permit modification.

ADVANCED CAST PRODUCTS, INC.

Overview

     ACP is headquartered in Dublin, Ohio. ACP produces its products through three principal facilities. The largest operation, Meadville, manufactures ductile iron castings through both the traditional green sand molding process and its proprietary Evapcast lost foam casting process. The Belcher operation manufactures malleable cast iron parts primarily for the electrical fittings industry. Finally, the Peerless operation produces bearing adapters for use in rail cars. Peerless is one of only three U.S. companies that manufacture railroad bearing adapters. Since 1990, ACP has generated gradually increasing sales and operating income primarily due to increased volume of products shipped.

Products and Markets

     ACP is a leading independent manufacturer of ductile and malleable iron castings that are produced through both traditional casting methods and through ACP's Evapcast lost foam casting process. ACP's production capabilities also include a range of finishing operations including austempering and machining. ACP sells its products primarily to companies in the heavy truck, construction equipment, railroad, mining, electrical fittings and automotive industries.

     Evapcast and CasTuf are two of ACP's proprietary casting processes. Evapcast utilizes lost foam molding technology to produce near net-shape castings, which allow for tighter tolerances, a smoother surface and enhanced part complexity and require significantly less machining. CasTuf process produces austempered ductile iron castings with superior strength characteristics. CasTuf replaces more expensive steel castings, forgings and fabrications, providing increased design flexibility. Management believes that ACP is the first and only ductile foundry in the U.S. with its own in-house austemper furnace and is one of only two ductile iron foundries to have developed the lost-foam casting process. ACP is also a leading provider of in-house machined castings through its expanded machining capability, which utilizes state-of-the-art CNC machines.

     ACP's products and processes have enabled the company to develop long-term working relationships with many key customers. This has allowed ACP to retain existing customers, build on its customer base and obtain favorable pricing.

Customers

     ACP serves a diverse base of approximately 400 customers. Freightliner Corporation, ACP's largest customer, accounted for more than 16% of ACP's net sales for its fiscal year ended September 30, 1998. ACP specializes in meeting the more difficult requirements of its largest customers such as Caterpillar, Freightliner and Dana. ACP has been presented supplier awards from each of these OEMs and has earned the ability to obtain new part awards as they become available.

     ACP works closely with its customers from the beginning of the design process until the shipment of finished parts. Due to this level of customer service along with its products and services, ACP has been able to increase sales to existing customers as well as expand its customer base. ACP offers its customers a package, which includes casting, austempering, machining, painting and assembly. This combination of products and services reduces the risk of ACP customers moving their products to other manufacturers.

Raw Materials

     The primary raw materials used by ACP to manufacture iron castings are steel scrap, alloys and silica sand. While there are multiple suppliers for each of these commodities, ACP has sourcing arrangements with its suppliers of each of these major raw materials. Due to long standing relationships with each of its suppliers, ACP believes that it will continue to be able to secure raw materials from its suppliers at competitive prices. The primary energy sources for ACP's operations, electricity and natural gas, are purchased through utilities and competitive third party bidding.

     Although the prices of all raw materials used by ACP vary over time, the fluctuations in the price of steel scrap are the most significant to ACP. ACP has arrangements with most of its industrial customers which allow ACP to adjust industrial casting prices to reflect scrap price fluctuations.

Competition

     ACP operates in the same industry as the Company and therefore faces the same competitive environment as the Company. See "-The Company (other than the Recently Acquired Subsidiaries)-Competition."

Manufacturing Facilities

     ACP currently operates 3 facilities. Since 1989, ACP has spent over $14.0 million on capital equipment to expand production capacity, improve efficiency, add new production capabilities, replace equipment and improve the quality of its products. ACP investments have included, for example, state of the art Disamatic molding lines at both its Meadville and Belcher facilities and computer numerical controlled ("CNC") machining centers at Meadville. The new molding lines have increased capacity and reduced operating costs.

     In addition, new capital expenditures are underway for Meadville that include an autopour unit for its current Disamatic line, a larger Disamatic molding line for larger castings, a second austemper line, and additional CNC machines. Belcher's new capital expenditures also include an autopour unit in addition to a heat treat furnace. Peerless is adding a new CNC machining center.

Employees

     ACP has approximately 90 salaried and approximately 370 hourly employees represented by the United Steelworkers of America. The collective bargaining agreement for Belcher and Meadville expires in June 1999 and in October 1999, respectively.

Environmental Matters

     ACP is subject to environmental, health and safety laws comparable to those governing the Company. See "-The Company (other than the Recently Acquired Subsidiaries)-Environmental Matters."

Intellectual Property

     Meadville holds trademark rights on two advanced proprietary processes, Evapcast and CasTuf. ACP's Evapcast process utilizes a lost foam casting technique which produces near net shape castings. Evapcast eliminates or reduces the need for coring and machining resulting in significant cost savings to the customer. CasTuf is a process to produce a line of austempered ductile iron castings which have superior strength characteristics and are easier to cast than steel products, thus providing greater design freedom. Meadville is the only ductile iron casting company in North America with in-house austempering capabilities (CasTuf) and one of only two independent, ductile iron foundries with lost foam technology (EvapCast). Additionally, Meadville was one of the first foundry operations to provide completely finished parts through an integrated machining capability.

MERCER FORGE CORPORATION

Overview

     Founded in 1954, Mercer is a leading producer of complex-shaped forged components for use in transportation, railroad, mining and heavy industrial applications. Mercer is also a leading producer of microalloy forgings. Mercer sells directly to OEMs, as well as to industrial end users.

     Until the mid-1980's, Mercer produced military tank parts, but successfully converted from a defense contractor to a commercial manufacturer and today is one of the leading suppliers to the heavy duty truck sector. Mercer produces approximately 500 individually forged components and has developed specialized expertise in forgings of microalloy steel which management estimates accounts for approximately 40% of its production.

Products and Markets

     Mercer designs its products to customer specification with typical production runs of 1,000 or more units. Mercer currently operates eight mechanical press lines, from 1,300 tons to 4,000 tons. Mercer's principal plant is a 130,000 square foot facility located in Mercer, Pennsylvania. Key markets for Mercer include truck and automotive parts, railroad equipment and general industrial machinery.

     The following is a summary of Mercer's product capabilities, broken out by the principal customer categories it serves:

--------------------------------------------------------------------------------
INDUSTRY                PRODUCTS
--------------------------------------------------------------------------------
Truck                   Drive Train Components; Sector Shafts; Knuckles,
                        Spindles; King Pins
--------------------------------------------------------------------------------
Automotive              Transmission Gears; Hubs, Front Wheel Universal
                        Components; Drive Train Yokes; Spindles
--------------------------------------------------------------------------------
Mining Equipment        Shoes; Fight Bars; Gear Blanks; Hubs; Sleeves
--------------------------------------------------------------------------------
Railroad                Wheels; Draft Gear Components; Tank Car Valves; Piston
                        Carries; Articulated Car Bearings; Connecting Rods
--------------------------------------------------------------------------------
Off-Highway/            Yokes; Spindles; Flanges; Gear Blanks; Hubs; Track
Agriculture             Links; Roller Shafts; Drive Line Components
--------------------------------------------------------------------------------
Industrial              Gears; Bearings; Wheels; Cams
--------------------------------------------------------------------------------
Military Ordinance      Projectile Components; Missile Components; Center
                        Guides; End Connectors; Tank Track Components
--------------------------------------------------------------------------------

The Forged Components Market

     Demand for forged products for civilian application closely follows the general business cycle and the level demand for capital goods. While there is a consistent base level of demand for replacement parts which is somewhat inelastic, the strongest expansions in the forging industry coincide with periods of economic growth. With generally improved economic conditions and a boom in the transportation sector, Mercer and most other domestic forgers are currently experiencing growing demand for their products.

     Once Mercer's principal products, military forgings currently represent less than five percent of Mercer's total output. Mercer operates two of its eight forges under contracts with the U.S. Government, but no longer actively bids for defense contracts. During the 1990-92 Gulf

War period, Mercer was active in producing ordnance components. Management anticipates, however, that military products will continue to account for an increasingly smaller proportion of its overall production.

Manufacturing Process

     Forgings and casting (together with a third process, fabrication) are the principal commercial metal working processes. In forging, metal is pressed, pounded or squeezed under great pressure, with or without the use of heat, into parts that retain the metal's original grain flow, imparting high strength, ductility and resistance properties.

     Forging itself usually entails one of four principal process: impression die; open die; cold; and seamless rolled ring forging. Mercer uses impression die, open die and cold forging, but not seamless rolled ring forging. Impression die forging, commonly referred to as "closed die" forging, is the principal process employed by Mercer, and involves bringing two or more dies containing "impressions" of the part shape together under extreme pressure, causing the forging stock to undergo plastic reformation. Because the metal flow is restricted by die containers, this process can yield more complex shapes and closer tolerances than the "open die" forging process. Impression die forging is used to produce products such as military and off-highway track and drive train parts; automotive and truck drive train and suspension parts; railroad engine, coupling and suspension parts; military ordinance parts and other items where close tolerances are required.

     Open die forging, so called because the metal is not confined laterally by impression dies during forging, progressively works the starting stock into the desired shape, generally between flat faced dies. Open die forging allows production of a broad range of shapes and sizes.

     Similar in method to impression die forging, cold forging is a process in which a chemically-lubricated bar slug is forced into a closed die under extreme pressure. In this way, unheated metal flows into the desired shape. The cold forging process is best used to manufacture smaller, cylindrical pats such as shafts, spindles and small net gears.

     Once a rough forging is produced, regardless of the forging process, it must generally still be machined. This process, known as "finishing" or "conversion", smooths the component's exterior and mating surfaces and adds any required specification, such as groves, threads, bolt holes and brand name markings. The finishing process can contribute significantly to the value of the end product, in particular in certain custom situations where high value specialized machining is required. Machining can be performed either in-house by the forge, by a machine shop which performs this process exclusively or by the end-user.

     An internal staff of five engineers designs products to meet customer specifications incorporating computer assisted design (CAD) work stations for tooling design. Because its forged products are inherently less expensive and stronger, Mercer has been successful in replacing certain cast parts previously supplied by third party foundries. Management believes that Mercer is an industry leader in forging techniques using microalloy steel which produces parts which are lighter and stronger than those forged from conventional carbon steel.

Customers

     Mercer's in-house sales organization sells direct to end users and OEMs. A key element of Mercer's sales strategy is its ability to develop strong customer relationships through responsive engineering capability, dependable quality and just-in-time performance. Mercer currently serves approximately 40 individual customer accounts. Dana Corporation represents Mercer's largest customer and accounted for approximately 49% of Mercer's fiscal year ended November 30, 1997 sales.

Raw Materials

     The principal raw materials used in Mercer's products are carbon and microalloy steel. Mercer purchases substantially all of its carbon steel from four principal sources. Mercer typically maintains 30 to 60 days supply on hand. Mercer buys approximately 40,000 tons of raw steel per year. While Mercer has never suffered an interruption of materials supply, management believes that, in the event of any disruption from any individual source, adequate alternative sources of supply are available within the immediate vicinity although there can be no assurance in this regard.

Competition

     Mercer competes primarily in a highly fragmented industry which includes several dozen other press forgers and hammer forge shops. Hammer shops cannot typically match press forgers' high volume, single component manufacturing, or close tolerance production. Competition in the forging industry has also historically been determined both by product and geography, with a large number of relatively small forgers across the country carving out their own product and customer niches. In addition, most end users manufacture some forgings themselves, often maintaining a critical minimum level of production in-house and contracting out the balance. The primary basis of competition in the forging industry is price, but engineering, quality and dependability are also important, particularly with respect to building and maintaining customer relationships. Some of Mercer's competitors have significantly greater resources than Mercer. There can be no assurance that Mercer will be able to maintain or improve its competitive position in the markets in which it competes.

     Mercer is not aware of any significant offshore competition within its current product categories. Due to the importance of customer relationships and engineering capabilities, most foreign producers are unable to compete.

Manufacturing Facilities

     Mercer is located in northwest Pennsylvania, about 60 miles north and west of the Greater Pittsburgh airport. Mercer owns it principal forging facility, which occupies a twenty-one acre site, and consists of a 130,000 square foot manufacturing facility (which was partially rebuilt and expanded by 50,000 square feet in 1989) and an adjacent office complex. Mercer also leases an 18,000 square foot machine shop facility located in Sharon, Pennsylvania, approximately ten miles from Mercer's headquarters.

     Mercer's main plant is able to forge complex components in runs from 500 to more than 10,000 units. Mercer manufactures approximately 500 individual products (SKUs) of which approximately half run throughout the production year. Heating capacity is 59,000 pounds per hour through eight induction heaters. Mercer's existing equipment can handle forging weights from 3 to 100 pounds and forging diameters ranging from 2 1/2 inches to 13 inches. Shear/saw production can handle up to 6 inch diameter billets.

     Mercer presently operates eight press lines consisting of one 4,000 ton, two 3,000 ton, two 2,000 ton and three 1,300 ton press lines. This equipment includes two new press lines including heating equipment, trim presses and billet loaders. The plant uses four microalloy conveyors. Mercer is also equipped with saws and shearers to cut billets from round and square steel bars. Mercer maintains a fully equipped quality control facility, magniflux machine, shot cleaning equipment, complete die welding facility and die repair machine shop.

Employees

     Mercer currently has 155 full time hourly employees, all of whom are represented by a collective bargaining agreement with United Steel Workers of America. One such contract runs through March 31, 1999. In addition, Mercer's machining operation has a nine year contract with the United Steel Workers of America which expires in 2004. Management believes labor relations are good. Mercer also occasionally utilizes an outside temporary service in its packing operation.

Environmental Matters

     Mercer is subject to environmental, health and safety laws comparable to those governing the Company. See "-The Company (other than the Recently Acquired Subsidiaries)-Environmental Matters."

DEETER FOUNDRY, INC.

Overview

     Since 1945, Deeter has been producing gray iron castings for the heavy municipal market. Deeter's municipal casting product line includes manhole frames and covers, storm sewer inlet frames, grates and curbs, trench grating and tree grates. Deeter also produces a wide variety of special application construction castings. These products are utilized in waste treatment plants, airports, telephone and electrical construction projects. Deeter's centralized location in Lincoln, Nebraska allows it to service the majority of its geographical market area with overnight delivery. In addition, Deeter maintains 2 stockyards located in the midwest and western U.S.

Products, Customers and Markets

     Deeter manufactures the same products, serves the same markets and sells to the same customer and market base as Neenah's heavy municipal line. See"-The Company (other than the Recently Acquired Subsidiaries)-Products, Customers and Markets."

Raw Materials

     The primary raw materials used by Deeter to manufacture iron castings are steel scrap, pig iron, metallurgical coke and silica sand. While there are multiple suppliers for each of these commodities, Deeter has sourcing arrangements with its suppliers of each of these major raw materials, with the exception of pig iron. Due to long standing relationships with each of its suppliers, Deeter believes that it will continue to be able to secure raw materials from its suppliers at competitive prices. The primary energy sources for Deeter's operations, electricity and natural gas, are purchased through utilities.

Although the prices of all raw materials used by Deeter vary, the fluctuations in the price of steel scrap are the most significant to Deeter. Deeter builds to stock based on forecast sales during any given period and generally does not have any long term customer contracts. As a result, in periods of rapidly rising or falling scrap prices, prices charged to customers will relatively quickly reflect the current scrap price. Rapidly fluctuating scrap prices may have a temporary adverse or positive effect on Deeter's results of operations.

Competition

     Deeter operates in the same industry as the Company and therefore faces the same competitive environment as the Company. See "-The Company (other than the Recently Acquired Subsidiaries)-Competition."

Manufacturing Facilities

     Deeter is located on an 18 acre site with 71,000 square feet of manufacturing area. Deeter operates three green sand molding lines with a current annual capacity of 20,000 net saleable tons. Deeter maintains stockyards located in Denver, Colorado and their primary distribution yard is located on site in Lincoln, Nebraska.

Employees

     At September 30, 1998 Deeter had 97 full time hourly employees and 25 salaried employees. The workers are non-union and Deeter believes its relations with its employees are good.

Environmental Matters

     Deeter is subject to environmental, health and safety laws comparable to those governing the Company. See "-Company (other than the Recently Acquired Subsidiaries)-Environmental Matters."

     On May 30, 1997, prior to the Company's acquisition of Deeter, Deeter pleaded guilty to disposing of hazardous waste without a permit and agreed to pay a fine of $500,000, perform (by its president, Douglas E. Deeter) 300 hours of community service and provide certain information regarding its waste handling and disposal practices. Management believes that Deeter has complied and that the matter will result in no further liabilities.

Item 2.   PROPERTIES

     The Company and the Recently Acquired Subsidiaries maintain the following locations. All of the facilities are owned, with the exception of Mercer's machining facility, which is leased.


             ENTITY                               LOCATION                                  PURPOSE
Neenah Foundry Co                  Neenah, WI                              2 manufacturing facilities
                                                                           Office facility

Dalton Corporation                 Warsaw, IN                              Manufacturing facility
                                                                           Office facility
                                   Kendallville, IN                        Manufacturing facility
                                   Ashland, OH                             Manufacturing facility
                                   Stryker, OH                             Machining facility

Advanced Cast Products, Inc.       Dublin, OH                              Office facility
                                   Meadville, PA                           Manufacturing/office facility
                                   South Easton, MA                        Manufacturing facility
                                   Ironton, OH                             Manufacturing facility

Mercer Forge Corporation           Mercer, PA                              Manufacturing facility
                                                                           Office facility
                                   Sharon, PA                              Machining facility

Deeter Foundry, Inc.               Lincoln, NE                             Manufacturing/office facility

     The principal equipment at the company's facilities consist of molding machines, presses, machining equipment, welding, grinding and painting equipment. The Company regards its plant and equipment as well-maintained and adequate for its needs. In addition to the facilities above, the Company owns seven and leases seven distribution and sales centers.

Item 3.   LEGAL PROCEEDINGS

     The Company and Recently Acquired Subsidiaries are involved in routine litigation incidental to its business. Such litigation is not, in the opinion of management, likely to have a material adverse effect on the financial condition or results of operations of the Company, or the Recently Acquired Subsidiaries.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the year ended September 30, 1998.


                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no public market for the common stock of the Company. There was one holder of record of the Company's common stock as of September 30, 1998.

Item 6.   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     The following table sets forth the selected historical consolidated financial and other data of the Company for the four years ended March 31,1997, the six months ended March 31, 1997, and the one month ended April 30, 1997 (the "Predecessor Company"), which have been derived from the Company historical consolidated financial statements before the Merger and the five months ended September 30, 1997 and the year ended September 30, 1998, which have been derived from the Company's historical consolidated financial statements following the Merger. The information contained in the following table should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's historical consolidated financial statements and related notes included elsewhere in this report.


--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
                                          Predecessor Company
                     -----------------------------------------------------------------
                            Fiscal Year Ended , March 31,
                            -----------------------------

                        1994      1995      1996       1997    Six Months    One Month   Five Months     Fiscal Year
                        ----      ----      ----       ----      Ended         Ended        Ended           Ended
                                                                 March         April      September       September
                                                                31, 1997     30, 1997   30, 1997 (1)    30, 1998 (2)
(DOLLARS IN THOUSANDS)
STATEMENT OF
   INCOME DATA:
  Net sales            $131,982  $160,621  $166,951   $165,426   $75,686     $17,276        $108,353        $303,414
  Cost of sales         106,531   120,981   121,631    116,736    53,749      11,351          77,444         222,451
                       --------  --------  -------    --------   -------     -------        --------        --------
  Gross profit           25,451    39,640    45,320     48,690    21,937       5,925          30,909          80,963
  Selling, general
     and administrative
     expenses            13,614    16,673    16,983     17,547     8,247       1,752           8,652          23,230
  Amortization expense       --        --        --         --        --          --           3,900           7,727
                       --------  --------  --------   --------   -------     -------        --------        --------

  Operating income       11,837    22,967    28,337     31,143    13,690       4,173          18,357          50,006
  Interest expense
    (income), net         1,043       397     (481)    (1,162)     (726)       (121)           9,991          27,203

  Income before
     income taxes
     and extraordinary
     item                10,794    22,570    28,818     32,305    14,416       4,294           8,366          22,803
  Provision for income
     taxes                4,213     8,866    11,676     12,467     4,701       1,615           4,000          10,922
                       --------  --------  --------   --------   -------     -------        --------         -------
  Income before
  extraordinary item      6,581    13,704    17,142     19,838     9,715       2,679           4,366          11,881

Extraordinary item           --        --        --         --        --          --           1,630             392
                       ----------------------------------------------------------------------------------------------
Net income             $ 6,581   $ 13,704  $ 17,142   $19,838    $ 9,715     $ 2,679        $  2,736         $11,489
                       =======   ========  ========   =======    =======     =======        ========         =======
--------------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET
  DATA (AT END
  OF PERIOD):
  Cash and cash
    equivalents         $   118   $   238  $ 10,126    $22,403   $22,403    $ 29,046        $ 20,346        $ 19,798
  Working capital        14,419    15,239    28,113     43,707    43,707      34,052          40,849          78,186
  Total assets           74,327    73,813    82,957     93,869    93,869     102,067         358,406         584,309
  Total debt             13,325       887       241        134       134         129         218,413         371,871
  Total
      stockholders'      37,929    43,198    54,790     68,857    68,857      74,458          47,407          67,922
      equity

--------------------------------------------------------------------------------------------------------------------------------

(1) These amounts have been restated from the prior year as the contribution of the capital stock of ACP was accounted for in a manner similar to a pooling of interests because the Company and ACP were under common control.
(2) The amounts include the results of Deeter subsequent to March 30, 1998, the results of Mercer subsequent to April 3, 1998 and the results of Dalton subsequent to September 8, 1998.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this annual report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which may cause actual results to differ materially from those currently anticipated. The forward-looking statements made herein are made only as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

     On April 30, 1997, pursuant to the Merger Agreement, the Predecessor Company was acquired by NFC Castings, Inc. On July 1, 1997, Neenah Foundry Company, which was the principal operating subsidiary of Neenah Corporation, merged with and into Neenah Corporation and the surviving company changed its name to Neenah Foundry Company.

     The following discussion and analysis of the Company's financial condition and results of operations addresses the periods both before and after the Merger. The Merger has had a significant impact on the Company's results of operations and financial condition. The Merger resulted in the recording of goodwill and identifiable intangible assets totaling $148.8 million. These amounts are being amortized over their estimated useful lives, ranging from 5 months to 40 years. The Merger has also resulted in a significant increase in the Company's interest expense as a result of an increased level of indebtedness. As a result of the Merger, the financial data presented herein for the Pro Forma Twelve Months Ended September 30, 1997 period represents the combination of financial data for the Predecessor Company's seven month period ended April 30, 1997 and the Company's five month period ended September 30, 1997 and does not include any financial data for the Recent Acquisitions, excluding ACP. The Pro Forma Twelve Months Ended September 30, 1997 data was prepared by adding together the respective amounts of each line item for such seven month and five month periods. No purchase accounting or other pro forma adjustments have been made. The following discussion compares the results of operations of the Company for the fiscal year ended September 30, 1998 (including the results of operations from the date of acquisition of any Recently Acquired Subsidiary, excluding ACP, that was acquired during such period), to the combined historical results of the operations of the Company and the Predecessor Company for the twelve months ended September 30, 1997.

     The Recent Acquisitions have had a significant impact on the Company's results of operations and financial condition. Each of the Recent Acquisitions (other than the ACP acquisition) was accounted for using the purchase method of accounting. These Recent Acquisitions resulted in the recording of goodwill and identifiable intangible assets totaling $101.1 million. These amounts are being amortized over their estimated useful lives, ranging from four months to 40 years. The Recent Acquisitions have also resulted in a significant increase in the Company's interest expense as a result of a substantially increased level of indebtedness incurred to finance the Recent Acquisitions. The contribution of the capital stock of ACP was accounted for in a manner similar to a pooling of interests because the Company and ACP were under common control. The financial results for the period from inception, May 1, 1997 through September 30, 1997 have been restated to account for this transaction.

     The Company changed its fiscal year end to September 30 from March 31 effective September 30, 1997.

RESULTS OF OPERATIONS

     The following table sets forth for the periods shown certain statement of income data expressed as a percentage of net sales:

                                                   Fiscal Year
                                                  Ended March 31,           Pro Forma Twelve
                                                  ---------------             Months Ended         Fiscal Year Ended
                                                  1996       1997         September 30, 1997       September 30, 1998
                                                  ----       ----         ------------------      -------------------
Net sales                                         100.0%     100.0%             100.0%                   100.0%

Cost of sales                                      72.9       70.6               70.8                     73.3

Gross profit                                       27.1       29.4               29.2                     26.7
                                                  -----      -----              -----                    -----
Selling, general and
   administrative expense                          10.1       10.6                9.3                      7.7

Amortization of intangible
   assets                                           --         --                 1.9                      2.5
                                                  -----      -----              -----                    -----
Operating income                                   17.0%      18.8%              18.0%                    16.5%
                                                  =====      =====              =====                    =====

COMPARISON OF FISCAL YEAR ENDED SEPTEMBER 30, 1998 TO PRO FORMA TWELVE MONTHS ENDED SEPTEMBER 30, 1997

     Net Sales. Net sales for the year ended September 30, 1998 were $303.4 million which was $102.1 million or 50.7% higher than the pro forma twelve months ended September 30, 1997. The Recently Acquired Subsidiaries excluding ACP accounted for an increase of $53.5 million in net sales. The inclusion of ACP for twelve months in 1998 versus five months in 1997 accounted for an increase of $33.7 million in net sales. Net sales of municipal castings increased by $3.1 million or 4.2 % due primarily to a strong economy in the upper Midwest and market share gains in strategic focus areas of the East and Southwest. Net sales of industrial castings increased by $11.7 million or 11.8% due to the overall strength of the heavy duty truck market coupled with high demand in the agricultural business.

     Gross Profit. Gross profit for the year ended September 30, 1998 was $81.0 million, an increase of $22.2 million or 37.8%, as compared to the pro forma twelve months ended September 30, 1997. Approximately $8.0 million of the increase was from the inclusion of the operating results of the Recently Acquired Subsidiaries excluding ACP after their acquisition. The inclusion of ACP for twelve months in 1998 versus five months in 1997 accounted for an increase of $6.4 million in gross profit. The remaining margin improvement was due to the combined effect of spreading manufacturing overhead over a greater volume and improved efficiency in plant operations. Gross profit as a percentage of net sales decreased to 26.7% during the year ended September 30, 1998 from 29.2% for the pro forma twelve months ended September 30, 1997. The decline in gross profit percentage is attributable to the mix of industrial products and lack of seasoning from the Recently Acquired Subsidiaries excluding ACP.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended September 30, 1998 were $23.2 million, an increase of $4.5 million or 24.1% over the $18.7 million for the pro forma twelve months ended September 30, 1997. The increase in selling, general and administrative expense was due to the inclusion of $2.7 million of expenses from the Recently Acquired Subsidiaries, excluding ACP, after their acquisition. The inclusion of ACP for twelve months in 1998 versus five months in 1997 accounted for an increase of $3.0 million in expenses. As a percentage of net sales, selling, general and administrative expenses decreased from 9.3% for the pro forma twelve months ended September 30, 1997 to 7.7% for the year ended September 30, 1998. The percentage decrease was due to expenses being spread over a larger volume base with the inclusion of the Recently Acquired Subsidiaries' operating results, excluding ACP.

     Amortization of intangible assets. Amortization of intangible assets was $7.7 million for the year ended September 30, 1998, an increase of $3.8 million, or 97.4%, as compared to the $3.9 million for the pro forma twelve months ended September 30, 1997. The increase is due to the recording of twelve months of amortization during the period ended September 30, 1998 for the goodwill and identifiable intangible assets arising from the Merger versus five months of amortization during the period ended September 30, 1997 as well as increased amortization from goodwill and identifiable intangible assets from the Recently Acquired Subsidiaries, excluding ACP.

     Operating Income. Operating income was $50.0 million for the year ended September 30, 1998, an increase of $13.8 million or 38.1% from the pro forma twelve months ended September 30, 1997. The improvement in operating income was achieved for the reasons discussed above under gross profit. As a percentage of net sales, operating income decreased from 18.0% for the pro forma twelve months ended September 30, 1997 to 16.5% for the year ended September 30, 1998. The decrease in operating income percentage was due to the factors discussed above under gross profit, as well as increased amortization of intangible assets.

     Net Interest Expense. Net interest expense increased from $9.1 million for the pro forma twelve months ended September 30, 1997 to $27.2 million for the year ended September 30, 1998. The increased interest expense resulted from the Company's Senior Subordinated Notes being outstanding for twelve months during the year ended September 30, 1998 and only five months during the period ended September 30, 1997 and the interest on the drawings under the Company's Senior Bank Facilities to finance the Recent Acquisitions.

     Provision for Income Taxes. The provision for income taxes for the year ended September 30, 1998 is higher than the amount computed by applying the statutory rate of approximately 40% to income before income taxes mainly due to the amortization of goodwill which is not deductible for income tax purposes.

     Extraordinary Item. During the year ended September 30, 1998, the Company recorded an extraordinary loss of $0.4 million (which is net of an income tax benefit of $0.3 million) for the write-off of unamortized deferred financing costs in connection with the repayment in full of indebtedness of ACP prior to its scheduled maturity. For the pro forma twelve months ended September 30, 1997, the Company recorded an extraordinary loss of $1.6 million (which is net of an income tax benefit of $1.0 million) for the write-off of unamortized deferred financing costs in connection with the repayment in full of the term indebtedness under the Company's Senior Bank Facilities.

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

LIQUIDITY AND CAPITAL RESOURCES

     In connection with the Merger, the Company issued $150.0 million principal amount of 11-1/8% Senior Subordinated Notes due 2007 (the Senior Subordinated Notes) and entered into a credit agreement providing for term loans of $45.0 million and a revolving credit facility of up to $30.0 million (the "Senior Bank Facilities.) On July 1, 1997, the Company issued an additional $45.0 million principal amount of 11-1/8% Senior Subordinated Notes and used the proceeds of $47.6 million to pay the term loans under the Senior Bank Facility, the accrued interest thereon and related fees and expenses. In addition, on September 12, 1997, the Company amended the revolving credit facility under the Senior Bank Facility to increase the borrowings available under the revolving credit facility from $30.0 million to $50.0 million and eliminate all borrowing base limitations. On April 3, 1998, in connection with the acquisition of Mercer, the Company, ACP Holdings and the lenders party thereto amended the Credit Agreement to provide availability of $75.0 million of term loans to the Company (consisting of $20.0 million of Tranche A Loans and $55.0 million of Tranche B Loans) in addition to the Company's existing $50.0 million Revolving Credit Facility. On September 8, 1998, in connection with the acquisition of Dalton and the contribution of the capital stock of ACP, the Company, ACP Holdings and the lenders party thereto amended and restated the Credit Agreement to provide for additional Tranche B Loans in an aggregate principal amount of $70.0 million and an Acquisition Loan Facility in aggregate principal amount outstanding at any one time not to exceed $50.0 million. On November 24, 1998, the Company sold $87 million principal amount of 11 1/8% Senior Subordinated Notes due 2007 and used $29 million of the proceeds to paydown borrowings under the Acquisition Loan Facility. The remaining proceeds are to be used for general corporate purposes.

     The Company's liquidity needs will arise primarily from debt service on the above indebtedness, working capital needs, the funding of capital expenditures and additional acquisitions. Borrowings under the the Senior Bank Facilities bear interest at variable interest rates. The Senior Bank Facility imposes restrictions on the Company's ability to make capital expenditures and both the Senior Bank Facility and the indentures governing the Senior Subordinated Notes limit the Company's ability to incur additional indebtedness. The covenants contained in the Senior Bank Facility also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, prepay the Senior Subordinated Notes or amend its indentures, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities.

     For the fiscal years ended March 31, 1996 and 1997, the pro forma twelve months ended September 30, 1997 and the year ended September 30, 1998, capital expenditures were $7.3 million, $4.5 million, $5.1 million and $13.1 million, respectively. The capital expenditures for the year ended September 30, 1998 were primarily the result of planned enhancements to certain equipment in the manufacturing area and include expenditures of the Recently Acquired Subsidiaries, excluding ACP, since their acquisition date.

     The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under its Senior Bank Facilities. Net cash from operating activities for the year ended September 30, 1998 was $24.2 million. Net cash from operating activities for the pro forma twelve months ended September 30, 1997 was $37.4 million. The decrease resulted from lower net income and a paydown of accounts payable and accrued liabilities during the year ended September 30, 1998. Net cash from operating activities for the year ended March 31, 1997 was $23.5 million, an increase of $1.2 million from $22.3 million for the year ended March 31, 1996, primarily as a result of an increase in net income.

     The Company believes that cash generated from operations and existing revolving lines of credit under the Senior Bank Facilities will be sufficient to meet its normal operating requirements, including working capital needs and interest payments on the Company's outstanding indebtedness.

     Amounts under the $50.0 million Revolving Credit Facility may be used for working capital and general corporate purposes, subject to certain limitations under the Senior Bank Facilities. Amounts under the Acquisition Loan Facility may be used to make acquisitions permitted under the Senior Bank Facilities. The Company believes that such resources, together with the potential future use of debt or equity financing, will allow the Company to pursue its strategic goal of making selective acquisitions.

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

INFLATION

     The Company does not believe that inflation has had a material impact on its financial position or results of operations during the past three years.

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

     The Company experiences seasonality in its municipal business where sales tend to be higher during the construction season, which occurs during the warmer months, generally the third and fourth quarters of the Company's fiscal year. The Company maintains level production throughout the year in anticipation of such seasonality and does not experience production volume fluctuations as a result. The Company builds inventory in anticipation of the construction season with such inventories reaching a peak near the end of its second quarter in March. The Company has not historically experienced seasonality in industrial casting sales.

YEAR 2000

     The Company and its subsidiaries have conducted an evaluation of the actions necessary in order to ensure that its computer systems will be able to function without disruption with respect to the application of dating systems in the Year 2000. As a result of this evaluation, each company within the consolidated entity is engaged in the process of upgrading, replacing and testing certain of its information and other computer systems in order to operate without disruption due to Year 2000 issues. The Company's remedial actions are scheduled to be completed during the first quarter of 1999 and those of its subsidiaries are anticipated to be completed prior to the third quarter of 1999. The Company does not anticipate that the costs of its remedial actions will be material to its results of operations and financial position and are being expensed as incurred.

     Although there can be no assurance that the remedial actions being implemented by the Company will address every issue relating to the Year 2000 issue, the Company believes it is unlikely that any disruptions resulting from the Year 2000 issue would have a significant impact on its overall operations. In addition to its investigations of its own systems, the Company has begun assessing the Year 2000 readiness of its important vendors and customers. Management believes that all its important critical vendors and customers either have or will have addressed any problems associated with the Year 2000 issue such that there will be no significant deterioration in future business dealings due to this issue.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Senior Bank Facilities. If market interest rates for such borrowings average 1% more during the fiscal year ended September 30, 1999 than they did during fiscal 1998, the Company's interest expense would increase, and income before income taxes would decrease by approximately $1.7 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

Item 8.   FINANCIAL STATEMENTS AND  SUPPLEMENTARY DATA

     The financial statements and schedules are listed in Part IV Item 14 of this Form 10-K.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information as of September 30, 1998, with respect to the persons who are members of the Board of Directors, key executive officers and certain other key employees of the Company.


        Name                   Age                      Position
        ----                   ---                      --------
James K. Hildebrand            62       Chairman of the Board and Chief Executive Officer
William M. Barrett             52       Vice President and General Manger
Gary W. LaChey                 53       Vice President - Finance, Treasurer and Secretary
Charles M. Kurtti              61       Vice President - Manufacturing and Engineering
William J. Martin              51       Vice President and General Manager - Hartley
                                                 Controls Corporation
John Z.  Rader                 50       Vice President - Human Resources
Timothy J. Koller              49       Vice President - Construction Products, Sales, and Engineering
Frank C. Headington            49       Director - Product Reliability
Brenton F. Halsey              69       Director
David F. Thomas                48       Director
John D. Weber                  34       Director

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

     Mr. Koller is Vice President - Construction Products, Sales and Engineering for the Company. Mr. Koller joined the Company in 1978, serving in a variety of positions of increasing responsibility in the sales and marketing departments.


     Mr. Headington is Director - Product Reliability, a position he has held since 1991. Mr. Headington joined the Company in 1989, as Manager - Technical Services, a position he held until 1991.

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

     Directors of the Company who are officers or employees of the Company or its affiliates are presently not expected to receive compensation for their services as directors. No determination has yet been made with respect to compensation for directors of the Company who are not officers or employees of the Company or any of its affiliates. Directors of the Company will be entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the board of directors or committees thereof.

ITEM 11.  Executive Compensation

     The compensation of executive officers of the Company will be determined by the Board of Directors of the Company. None of the historical benefit or compensation plans of the Company are described herein because each were terminated with respect to the named officers and replaced as a group by a single compensation plan in connection with the Merger (with the exception of a 401(k) plan and a retirement plan for Mr. Kurtti). The following table sets forth information concerning compensation received by the five most highly compensated officers of the Company for services rendered in the fiscal year ended September 30, 1998, the five month period ended September 30, 1997 ("FM 1997"), the one month period ended April 30, 1997 ("OM 1997") and the fiscal year ended March 31, 1997.


                                                                                            Long-Term Compensation
                                                                                            ----------------------
                                          Annual Compensation
   Name and Principal         Fiscal      -------------------          Other Annual      Optional     LTIP       All other
        Position              Year        Salary          Bonus       Compensation(1)    SARs(#)     Payouts    Compensation
        --------              ----        ------          -----       ---------------    -------     -------    ------------
James K. Hildebrand              1998      $ 120,000         $84,000            $34,107       --         --                --
   Chairman and Chief         FM 1997         50,000              --             10,860
   Executive Officer          OM 1997             --              --                 --
                                 1997             --              --                 --

William M. Barrett               1998        148,500          85,575             31.490       --         --                --
   Vice President and         FM 1997         55,000              --             11,430
   General Manager            OM 1997          8,225              --              1,936
                                 1997         98,700          20,000             26,030

Gary W. LaChey                   1998        145,345          86,980             31,469       --         --                --
   Vice President -           FM 1997         59,175              --             10,723
Finance, Secretary            OM 1997         11,833              --              2,081
    and Treasurer                1997        137,998          40,000             26,984

Charles M. Kurtti                1998        137,500          80,850             34,510       --         --                --
   Vice President -           FM 1997         55,000              --             11,430
   Manufacturing and          OM 1997         11,000              --              2,229
   Engineering                   1997        127,750          45,000             32,230

John Z. Rader                    1998        137,000          80,850             31,303       --         --                --
   Vice President -           FM 1997         55,000              --             11,430
Human Resources               OM 1997         11,000              --              2,229
                                 1997        127,750          40,000             29,725

(1) The named officers have participated in the Company's profit sharing, Company 401(k) contributions, and excess benefit programs. The aggregate payments made by the Company pursuant to such programs are listed as Other Annual Compensation.

MANAGEMENT INCENTIVE PLAN

     The Company provides performance-based compensation awards to executive officers and key employees for achievement during each year as part of a bonus plan. Such compensation awards may be a function of individual performance and consolidated corporate results. The qualitative and quantitative criteria will be determined from time to time by the Board of Directors of the Company.

MANAGEMENT EQUITY PARTICIPATION

     In connection with the Merger, the then current Management Investors acquired units representing membership interests in ACP Products, L.L.C., which represent, in the aggregate, approximately a ten percent beneficial interest in the Company (the "Purchased Interests"). In addition, in connection with certain of the Recent Acquisitions, certain senior managers of certain of the Recently Acquired Subsidiaries purchased common interests in ACP Products, L.L.C. The Management Investors and certain other employees of the Company may be given the opportunity to purchase additional Purchased Interests either in connection with future acquisitions or otherwise.

     Upon the termination of employment with the Company, an employee's Purchased Interests will be subject to certain repurchase provisions exercisable by ACP Products, L.L.C. or its designees. Any Purchased Interests issued in the future are expected to be subject to rights and restrictions similar to those of the Purchased Interests purchased in connection with the Merger. The price of the future Purchased Interests will be established by ACP Products, L.L.C. in consultation with the Board of Directors of the Company or a compensation committee thereof.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company's authorized capital stock consists of 11,000 shares of common stock, par value $100 per share (the "Common Stock"), 1,000 shares of which are issued and outstanding and owned by NFC Castings, Inc. and are pledged to the lenders under the Senior Bank Facilities. NFC Castings, Inc. is a wholly owned subsidiary of ACP Holdings which in turn is wholly owned by ACP Products, L.L.C.

     The outstanding common units of ACP Products, L.L.C. consist of 95,000 Class A-3 Common Units (the "Class A Common Units"), 936,735 Class B-3 Common Units (the "Class B Common Units") and 103,500 Class C-3 Common Units (the "Class C Common Units"), and together with the Class A "Common Units" and the Class B Common Units, the "Common Units"). Holders of Class A Common Units are entitled to one vote per Class A Common Unit on all matters to be voted upon by the holders of Class A Common Units. Holders of Class C Common Units are entitled to a number of votes per Class C Common Unit based on the total number of Class C Common Units outstanding, on all matters to be voted upon by the holders of Class C Common Units. Holders of Class B Common Units have no right to vote on any matters to be voted on by holders of Common Units. Holders of Class B Common Units may elect at any time to convert any or all of such Units into Class A Common Units, on a Common Unit-for-Common-Unit basis.

         Set forth below is certain information regarding the beneficial ownership as of September 30, 1998 of Class A Common Units and Class C Common Units, respectively, by each person who beneficially owns 5.0% or more of the outstanding Class A Common Units or Class C Common Units each director and Named Executive Officer and all directors and Named Executive Officers as a group. Except as indicated below, the address for each of the persons listed below is c/o Neenah Foundry Company, 2121 Brooks Avenue, Box 729, Neenah, Wisconsin 54957.

------------------------------------------------------------------------------------------------------------------------------------
                                                          Number of       Number of      Percentage    Percentage of   Percentage of
                                                       Voting Class A   Voting Class     of Voting     Voting Class        Voting
NAME AND ADDRESS OF BENEFICIAL OWNER                    Common Units      C Common        Class A     C Common Units   Common Units
------------------------------------                                       Units           Common
                                                                                           Units
------------------------------------------------------------------------------------------------------------------------------------
Citicorp Venture Capital, Ltd. (1) (2)                          81,000             --         85.26%             --        40.81%
399 Park Avenue
New York, New York  10043
------------------------------------------------------------------------------------------------------------------------------------
Metropolitan Life Insurance Company                              5,000             --          5.26%             --         2.52%
One Madison Avenue
New York, New York 10010
------------------------------------------------------------------------------------------------------------------------------------
James K. Hildebrand   (1)                                           --         20,000             --          19.32%       10.08%
------------------------------------------------------------------------------------------------------------------------------------
William M. Barrett  (1)                                             --         13,000             --          12.56%        6.55%
------------------------------------------------------------------------------------------------------------------------------------
Gary W. LaChey  (1)                                                 --         13,000             --          12.56%        6.55%
------------------------------------------------------------------------------------------------------------------------------------
Charles W. Kurtti  (1)                                              --         13,000             --          12.56%        6.55%
------------------------------------------------------------------------------------------------------------------------------------
William J. Martin  (1)                                              --         13,000             --          12.56%        6.55%
------------------------------------------------------------------------------------------------------------------------------------
John Z. Rader  (1)                                                  --         13,000             --          12.56%        6.55%
------------------------------------------------------------------------------------------------------------------------------------
Mark Clark (1)                                                      --          8,000             --           7.73%        4.03%
------------------------------------------------------------------------------------------------------------------------------------
David F Thomas (1) (3)                                          84,167             --          88.60%            --        42.40%
------------------------------------------------------------------------------------------------------------------------------------
John D. Weber  (1) (3)                                          81,169             --          85.44%            --        40.89%
------------------------------------------------------------------------------------------------------------------------------------
Directors and named executive officers as a group               89,336         93,000          94.04%          89.05%      91.86%
------------------------------------------------------------------------------------------------------------------------------------

           (1) Such person disclaims beneficial ownership of the Common Stock.

           (2) Citicorp Venture Capital, Ltd. and its affiliates (collectively, "CVC") own 766,794 Class B Common Units representing 81.86% of the Class B Common Units outstanding.

           (3) Consists of the Class A Common Units held directly by Messrs. Thomas and Weber and those held by CVC, which may be deemed to be beneficially owned by Messrs. Thomas and Weber. Messrs. Thomas and Weber disclaim beneficial ownership of Units held by CVC.
               Mr. Thomas is a managing director of CVC. Mr. Weber is a vice president of CVC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH ACP HOLDINGS

     ACP Products, L.L.C. holds all of the issued and outstanding shares of capital stock of ACP Holdings. ACP Holdings is the parent company of NFC Castings, Inc., and thus ACP Holdings indirectly owns 100% of the Common Stock of the Company. James K. Hildebrand, who serves as the Chairman of the Board and Chief Executive Officer of the Company, currently serves as President and Chief Executive Officer of ACP Holdings. Mr. Hildebrand held such positions prior to the contribution of the capital stock of ACP to the Company and received payment for such services.

SHAREHOLDER RELATIONSHIPS

     The Management Investors and certain institutional investors, including Citicorp Venture Capital, Ltd., are parties to the Fifth Amended and Restated Limited Liability Agreement of ACP Products, L.L.C. (the "L.L.C. Agreement"). The L.L.C. Agreement contains certain provisions with respect to the beneficial equity interests and corporate governance of the Company. The L.L.C. Agreement provides that the Investor Group and the Management Investors, as the only members of ACP Products, L.L.C. holding beneficial interests in the Company, have the right to direct all actions taken in respect of NFC Castings, Inc. and the Company, including, without limitation, appointing members of the Board of Directors of the Company and of NFC Castings, Inc..

CONTRIBUTION OF ACP CAPITAL STOCK

     On September 8, 1998, the capital stock of ACP was contributed to the Company by ACP Holdings. In connection with the contribution, the Company assumed $14.9 million of indebtedness of ACP, $14.6 of which was refinanced through borrowings of Tranche A Loans. In connection with the contribution of the capital stock of ACP to the Company, (i) NFC Castings, Inc. issued a $4.2 million senior subordinated note to CVC in exchange for a $4.2 million current pay obligation of ACP to CVC and (ii) $6.7 million of outstanding subordinated debt of ACP to ACP Holdings and NFC Castings, Inc. was contributed to the capital of ACP.

REGISTRATION RIGHTS AGREEMENT

     The Company entered into a registration rights agreement (the "Registration Rights Agreement") with the Investor Group and the Management Investors. Pursuant to the terms of the Registration Rights Agreement, certain holders of the Company's Common Stock have the right to require the Company, at the Company's sole cost and expense and subject to certain limitations, to register under the Securities Act of 1933, as amended, or list on any recognized stock exchange all or part of the Common Stock beneficially owned by such holders (the "Registrable Securities"). All such holders will be entitled to participate in all registrations by the Company or other holders, subject to certain limitations. In connection with all such registrations, the Company agreed to indemnify all beneficial owners of Registrable Securities against certain liabilities, including liabilities under the Securities Act of 1933, as amended, and other applicable state or foreign securities laws. Registrations pursuant to the Registration Rights Agreement will be made, if applicable, on the appropriate registration form and may be underwritten registrations.

EMPLOYMENT AGREEMENTS

      Prior to the Merger, the Predecessor Company entered into a consulting agreement with James P. Keating, Jr. a former Senior Vice President of the Company, that provides that Mr. Keating will be available to serve as a consultant to the Company from July 1, 1997 to June 30, 1999. Mr. Keating is paid $16,500 per month under such consulting agreement. The Company, ACP, ACP Holdings and ACP Products, L.L.C. entered into an executive employment and consulting agreement with James K. Hildebrand dated as of September 15, 1998. Such agreement provides for (I) an initial term of employment until September 30, 2001 after which, barring termination by the Company under certain circumstances (including gross negligence, willful misconduct and commission of certain crimes), Mr. Hildebrand will serve as a consultant to the Company for a period of two years with automatic renewal, subject to earlier termination notice by either party, for successive one year periods up to an additional three years; (ii) a minimum base salary of $500,000 and a bonus to be calculated based on achieved EBITDA performance so long as Mr. Hildebrand is employed by the Company; (iii) severance benefits; (iv) non-competition, non-solicitation and confidentiality agreements; (v) an option to purchase certain common membership units of ACP Products L.L.C.; and (vi) other terms and conditions of Mr. Hildebrand's employment including health benefits. In addition, in connection with the Company's acquisition of all of the capital stock of Dalton, Dalton entered into an employment agreement with K.L. Davidson dated as of September 8, 1998 to serve as President of Dalton. Such agreement provides for (I) an initial one year term which shall be renewed automatically, subject to earlier termination notice by either party, for successive one year terms until Mr. Davidson attains the age of 65; (ii) a minimum base salary and bonus following the end of each fiscal year so long as Dalton employs Mr. Davidson; (iii) severance benefits;
(iv) non-solicitation, non-compete and confidentiality agreements; and (v) other terms and conditions of Mr. Davidson's employment.

Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.


(a)  (1) Consolidated Financial Statements of Neenah Foundry Company                       Page
                                                                                           ----


          Report of Ernst & Young LLP, Independent Auditors                                 45

          Consolidated Balance Sheets                                                       46

          Consolidated Statements of Income                                                 48

          Consolidated Statements of Changes in Stockholder's Equity                        49

          Consolidated Statements of Cash Flows                                             50

          Notes to Consolidated Financial Statements                                        51

         Consolidated Financial Statements of Neenah Foundry Company  (Predecessor)

          Report of Ernst & Young LLP, Independent Auditors                                 70

          Consolidated Balance Sheets                                                       71

          Consolidated Statements of Income                                                 73

          Consolidated Statements of Changes in Stockholder's Equity                        74

          Consolidated Statements of Cash Flows                                             75

          Notes to Consolidated Financial Statements                                        76

     (2)  Financial Statements Schedules

          Report of Ernst & Young LLP, Independent Auditors                                 88

          Schedule II - Valuation and Qualifying Accounts of Neenah Foundry Company         89
          (Predecessor)

          Report of Ernst & Young LLP, Independent Auditors                                 90

          Schedule II - Valuation and Qualifying Accounts of Neenah Foundry Company         91

The following schedules are omitted as not applicable or not required under the rules of regulation S-X: I, III, IV, and V.

(b) Reports on Form 8-K.

          The Company filed one report on Form 8-K during the quarter ended September 30, 1998. The report, dated September 21, 1998, disclosed that the Company had acquired Dalton Corporation and Advanced Cast Products, Inc.

  (c) Exhibits

                 See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Neenah, State of Wisconsin, on December 22, 1998.


                                            NEENAH FOUNDRY COMPANY

                                            (Registrant)

                                               /s/Gary W. LaChey
                                            ----------------------------
                                                     Gary W. LaChey
                                             Vice President - Finance, Secretary
                                                             and Treasurer
                                            (Principal Financial and  Principal
                                                     Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 28, 1998, by the following persons on behalf of the registrant and in the capacities indicated.

            /s/James K. Hildebrand                 /s/ Brenton F. Halsey
         -------------------------------    ------------------------------------
                James K. Hildebrand                   Brenton F. Halsey
             Chairman of the Board and                     Director
               Chief Executive Officer
           (Principal Executive Officer)

            /s/ David F. Thomas                      /s/ Gary W. LaChey
         -------------------------------    ------------------------------------
                 David F. Thomas                         Gary W. LaChey
                    Director                Vice  President - Finance, Secretary
                                                         and Treasurer
                                           (Principal Financial and  Principal
                                                     Accounting Officer)
           /s/ John D. Weber
         -------------------------------
               John D. Weber
                 Director

                                  EXHIBIT INDEX
EXHIBITS
--------
2.1 Agreement and Plan of Reorganization, dated November 20, 1996, by and among NFC Castings, Inc., NC Merger Company and Neenah Corporation. **
2.2 First Amendment to Agreement and Plan of Reorganization, dated as of January 13, 1997, by and among NFC Castings, Inc., NC Merger Company and Neenah Corporation. **
2.3 Second Amendment to Agreement and Plan of Reorganization, dated as of February 21, 1997, by and among NFC Castings, Inc., NC Merger Company and Neenah Corporation. **
2.4 Third Amendment to Agreement and Plan of Reorganization, dated as of April 3, 1997, by and among NFC Castings, Inc., NC Merger Company and Neenah Corporation. **
2.5 Merger Agreement, made as of July 1,1997, by and between Neenah Corporation and Neenah Foundry Company. **
2.6 Stock Purchase Agreement for the acquisition of Deeter Foundry, Inc. dated as of March 26, 1998 by and among Neenah Foundry Company and the Selling Shareholders of Deeter Foundry, Inc. (incorporated by reference to the Company's Form 10-Q for the period ended March 31, 1998 filed on May 14, 1998.)
2.7 Stock Purchase Agreement for the acquisition of Mercer dated as of April 3, 1998 by and among Neenah Foundry Company, Mercer Forge Corporation and the Selling Shareholders of Mercer (incorporated by reference to the Company's Form 8-K filed on April 14, 1998.)
2.8 Stock Purchase Agreement for the acquisition of Dalton dated as of August 7, 1998 by and among Neenah Foundry Company, Dalton Corporation and the Dalton Corporation Employee Stock Ownership Plan and Trust (incorporated by reference to the Company's Form 8-K filed on September 21, 1998.)
3.1     Restated Articles of Incorporation of Neenah Foundry Company. **
3.2     By-laws of Neenah Foundry Company. **
3.3     (Intentionally omitted.)
3.4     (Intentionally omitted.)
3.5     Restated Articles of Incorporation of Hartley Controls Corporation. **
3.6     By-laws of Hartley Controls Corporation. **
3.7     Restated Articles of Incorporation of Neenah Transport, Inc.**
3.8     By-laws of Neenah Transport, Inc. **
4.1 Indenture dated as of April 30, 1997 among NC Merger Company and United States Trust Company of New York. **
4.2 Purchase Agreement dated as of April 23, 1997 among NC Merger Company, Chase Securities Inc. and Morgan Stanley & Co. Incorporated. **
4.3 Exchange and Registration Rights Agreement dated as of April 30, 1997 among Neenah Corporation, Neenah Foundry Company, Hartley Controls Corporation and Neenah Transport, Inc. and Chase Securities, Inc.**
4.4 First Supplemental Indenture, dated as of April 30, 1997 among Neenah Corporation, Neenah Foundry Company, Neenah Transport, Inc. and Hartley Controls Corporation and United States Trust Company of New York. **
4.5 Letter Agreement, dated as of April 30, 1997 among Neenah Corporation, Neenah Foundry Company, Hartley Controls Corporation and Neenah Transport, Inc. and Chase Securities Inc. and Morgan Stanley & Co. Incorporated. **
4.6 Form of Global Note relating to the Indenture dated as of April 23, 1997. **
4.7 Indenture dated as of July 1, 1997 among Neenah Corporation, Neenah Foundry Company, Neenah Transport, Inc., Hartley Controls Corporation and United States Trust Company of New York. **
4.8 Purchase Agreement dated as of June 26, 1997 among Neenah Corporation, Neenah Foundry Company, Hartley Controls Corporation, Neenah Transport, Inc. and Chase Securities Inc. **

4.9 Exchange and Registration Rights Agreement dated as of July 1, 1997 by and between Neenah Corporation, Neenah Foundry Company, Hartley Controls Corporation, Neenah Transport, Inc. and Chase Securities, Inc. **
4.10    Form of Global Note related to the Indenture dated as of July 1, 1997.
        **
10.1 Master Lease Agreement between Neenah Foundry Company and Bank One Leasing Corporation dated December 14, 1992. **
10.2 Agreement between Neenah Foundry Company and Rockwell International Corporation effective April 1, 1995. **
10.3 Letter Agreement between Neenah Foundry Company and Eaton Corporation dated April 4, 1996.**
10.4    (Intentionally omitted).
10.5 1996-1998 Collective Bargaining Agreement between Neenah Foundry Company and Local 121B Glass, Molders, Pottery, Plastics and Allied Workers International Union AFL-CIO-CLC. **
10.6 1998-2000 Collective Bargaining Agreement between Neenah Foundry Company and The Independent Patternmakers Union of Neenah, Wisconsin. *
10.7 Credit Agreement dated as of April 30, 1997 as Amended and Restated as of September 12, 1997, as of April 3, 1998, and as of September 8, 1998 by and among Neenah Foundry Company, NFC Castings, Inc., the Chase Manhattan Bank as Administrative Agent, Chase Securities, Inc. as Arranger and the other Lenders from time to time party thereto (incorporated by reference to the Company's Form 8-K filed on September 21, 1998.)
10.8 Employment Agreement dated September 9, 1994 between the Neenah Corporation, Neenah Foundry Company, Harley Controls Corporation, Neenah Transport, Inc. and James P. Keating, Jr.**
10.9 Consulting Agreement dated September 9, 1994 between the Neenah Foundry Company and the Guarantors and James P. Keating, Jr. **
10.10 First Amendment to Employment Agreement, dated September 9, 1994, between Neenah Foundry Company, Neenah Corporation, Hartley Controls Corporation and James P. Keating, Jr. **
10.11 Pledge Agreement dated as of April 30, 1997, among NC Merger Company, a Wisconsin Corporation, NFC Castings, Inc., a Delaware Corporation. **
10.12 Subsidiary Guarantee Agreement dated as of April 30, 1997, among each of the subsidiaries listed of NC Merger Company, a Wisconsin corporation, and The Chase Manhattan Bank, a New York banking corporation, as collateral agent for the secured parties. **
10.13 Parent Guarantee Agreement dated as of April 30, 1997, between NFC Castings, Inc., a Delaware corporation and The Chase Manhattan Bank, a New York banking corporation, as collateral agent for the secured parties. **
10.14 Security Agreement dated as of April 30, 1997, among NC Merger Company, a Wisconsin corporation, each subsidiary of the borrower and The Chase Manhattan Bank, a New York banking corporation, as collateral agent for the secured parties. **
10.15   Form of Mortgage. **
10.16 Amendment No. 1, Consent and Waiver, dated as of November 18, 1998, to the Credit Agreement dated as of April 30, 1997 as Amended and Restated as of September 12, 1997, as of April 3, 1998, and as of September 8, 1998 by and among Neenah Foundry Company, NFC Castings, Inc., the Lenders from time to time party thereto, and the Chase Manhattan Bank. *
10.17 Cash Collateral Account Agreement dated as of November 24, 1998, between Neenah Foundry Company and the Chase Manhattan Bank. *
10.18 Executive Employment and Consulting Agreement dated September 15, 1998 by and among Neenah Foundry Co.,Advanced Cast Products, Inc., ACP Holding Co., ACP Products, LLC and James K. Hildebrand.*
10.19 Dalton Corporation, K.L. Davidson Employment Agreement dated September 8, 1998. *
21.1    Subsidiaries of the Registrant. *

27.1    Financial Data Schedule. *
----------
*  Filed herewith
** Incorporated by reference to the Company's Form S-4 (Registration No.
   333-28751) which became effective August 29, 1997.

                                             CONSOLIDATED FINANCIAL
                                             STATEMENTS

                                             NEENAH FOUNDRY COMPANY

                                             For the twelve months ended
                                             September 30, 1998 and for the
                                             period from inception, May 1, 1997,
                                             through September 30, 1997

                             Neenah Foundry Company

                        Consolidated Financial Statements

                 For the twelve months ended September 30, 1998
                and for the period from inception, May 1, 1997,
                           through September 30, 1997




                                    CONTENTS

Report of Independent Auditors.................................................

Consolidated Balance Sheets....................................................
Consolidated Statements of Income..............................................
Consolidated Statements of Changes in Stockholder's Equity.....................
Consolidated Statements of Cash Flows..........................................
Notes to Consolidated Financial Statements.....................................

                         Report of Independent Auditors


Board of Directors
Neenah Foundry Company

We have audited the accompanying consolidated balance sheets of Neenah Foundry Company (the Company) as of September 30, 1998 and 1997 and the related consolidated statements of income, changes in stockholder's equity and cash flows for the twelve months ended September 30, 1998 and for the period from inception, May 1, 1997, through September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for the twelve months ended September 30, 1998 and for the period from inception, May 1, 1997, through September 30, 1997, in conformity with generally accepted accounting principles.

                                                        ERNST & YOUNG LLP

November 6, 1998, except for Note 10,
  as to which the date is November 24, 1998

                             Neenah Foundry Company

                           Consolidated Balance Sheets
               (In Thousands, Except Share and Per Share Amounts)


                                                                                   SEPTEMBER 30
                                                                               1998            1997
                                                                         ---------------------------------
                                                                                             (Restated -
                                                                                             See Note 2)
ASSETS
Current assets:
   Cash and cash equivalents                                                  $ 19,798         $ 20,346
   Accounts receivable, less allowance for doubtful accounts of $853
     in 1998 and $491 in 1997                                                   71,655           36,907
   Inventories                                                                  40,841           22,264
   Income taxes refundable                                                         375               --
   Deferred income taxes                                                         4,888            1,884
   Other current assets                                                          5,060              716
                                                                         ---------------------------------
Total current assets                                                           142,617           82,117


Property, plant and equipment:
   Land                                                                          4,724            2,141
   Buildings and improvements                                                   19,954           10,058
   Machinery and equipment                                                     147,554           83,906
   Patterns                                                                     26,439           22,787
                                                                         ---------------------------------
                                                                               198,671          118,892
   Less accumulated depreciation                                                18,134            6,268
                                                                         ---------------------------------
                                                                               180,537          112,624



Deferred financing costs, net of accumulated amortization of $1,105 in
   1998 and $641 in 1997                                                         8,818            7,672
Identifiable intangible assets, net of accumulated amortization of
   $6,153 in 1998 and $2,491 in 1997                                            61,086           28,480
Goodwill, net of accumulated amortization of $6,268 in 1998 and $2,300
   in 1997                                                                     184,181          123,333
Other assets                                                                     7,070            4,180
                                                                         ---------------------------------
                                                                               261,155          163,665
                                                                         ---------------------------------
                                                                              $584,309         $358,406
                                                                         =================================

                                                                                   SEPTEMBER 30
                                                                               1998            1997
                                                                         ---------------------------------
                                                                                               (Restated -
                                                                                               See Note 2)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                      $      29,920     $    14,852
   Income taxes payable                                                             --           4,805
   Accrued wages and employee benefits                                          13,005           5,863
   Accrued interest                                                              9,847           8,454
   Other accrued liabilities                                                     7,474           4,622
   Current portion of long-term debt                                             4,185           2,672
                                                                         ---------------------------------
Total current liabilities                                                       64,431          41,268

Long-term debt                                                                 367,686         215,741
Postretirement benefit obligations                                               5,220           4,894
Deferred income taxes                                                           68,069          46,924
Other liabilities                                                               10,981           2,172
                                                                         ---------------------------------
Total liabilities                                                              516,387         310,999

Commitments and contingencies (Note 6)

Stockholder's equity:
   Preferred stock, par value $100 per share; authorized 3,000 shares;
     no shares issued or outstanding                                                --              --
   Common stock, Class A (voting), par value $100 per share; authorized
     1,000 shares; issued and outstanding, 1,000 shares
                                                                                   100             100
   Common stock, Class B (nonvoting), par value $100 per share; authorized
     10,000 shares; no shares issued or outstanding
                                                                                    --              --
   Capital in excess of par value                                               55,167          44,571
   Retained earnings                                                            14,225           2,736
   Pension liability adjustment                                                 (1,570)             --
                                                                         ---------------------------------
Total stockholder's equity                                                      67,922          47,407
                                                                         ---------------------------------
                                                                              $584,309        $358,406
                                                                         =================================


See accompanying notes.
                                       47

                             Neenah Foundry Company

                        Consolidated Statements of Income
                                 (In Thousands)


                                                                         YEAR          FIVE MONTHS ENDED
                                                                 ENDED SEPTEMBER 30,     SEPTEMBER 30,
                                                                         1998                 1997
                                                                 ------------------------------------------
                                                                                           (Restated -
                                                                                           See Note 2)

Net sales                                                               $303,414             $108,353
Cost of sales                                                            222,451               77,444
                                                                 ------------------------------------------
Gross profit                                                              80,963               30,909

Selling, general and administrative expenses                              23,230                8,652
Amortization expense                                                       7,727                3,900
                                                                 ------------------------------------------
Operating income                                                          50,006               18,357

Other income (expense):
   Interest income                                                           893                  367
   Interest expense                                                      (28,096)             (10,358)
                                                                 ------------------------------------------
Income before income taxes and extraordinary item                         22,803                8,366
Provision for income taxes                                                10,922                4,000
                                                                 ------------------------------------------
Income before extraordinary item                                          11,881                4,366

Extraordinary item, net of income tax benefit of $260 in 1998
   and $999 in 1997                                                          392                1,630
                                                                 ------------------------------------------
Net income                                                             $  11,489            $   2,736
                                                                 ==========================================





See accompanying notes.
                                       48

                             Neenah Foundry Company

           Consolidated Statements of Changes in Stockholder's Equity
               (In Thousands, Except Share and Per Share Amounts)


                                                                          Common Stock
                                                                   ----------------------------
                                                      Preferred                                 Capital in Excess
                                                        Stock         Class A       Class B        of Par Value
                                                    -------------- -------------- ------------- -------------------
Balance at May 1, 1997 (Restated - See Note 2)           $ --           $100          $ --            $44,571
   Net income                                              --             --            --                 --
                                                    -------------- -------------- ------------- -------------------
Balance at September 30, 1997                              --            100            --             44,571
   Additional capital contributions by the
     stockholder                                           --             --            --             10,596
   Net income                                              --             --            --                 --
   Pension liability adjustment                            --             --            --                 --
                                                    -------------- -------------- ------------- -------------------
Balance at September 30, 1998                            $ --           $100          $ --            $55,167
                                                    ============== ============== ============= ===================


                                                                     Pension

                                                      Retained       Liability
                                                      Earnings      Adjustment        Total
                                                    -------------- -------------- --------------
Balance at May 1, 1997 (Restated - See Note 2)      $       --     $        --       $44,671
   Net income                                            2,736              --         2,736
                                                    -------------- -------------- --------------
Balance at September 30, 1997                            2,736              --        47,407
   Additional capital contributions by the
     stockholder                                            --              --        10,596
   Net income                                           11,489              --        11,489
   Pension liability adjustment                             --          (1,570)       (1,570)
                                                    -------------- -------------- --------------
Balance at September 30, 1998                          $14,225         $(1,570)      $67,922
                                                    ============== ============== ==============





See accompanying notes.

                             Neenah Foundry Company

                      Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                                           YEAR ENDED        FIVE MONTHS ENDED
                                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                                              1998                  1997
                                                                        -------------------------------------------
                                                                                          (Restated - See Note 2)
OPERATING ACTIVITIES
Net income                                                               $    11,489             $   2,736
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Extraordinary item                                                          652                 2,629
     Depreciation                                                             11,927                 3,799
     Amortization of identifiable intangible assets and goodwill               7,727                 3,900
     Amortization of deferred financing costs and premium on notes               713                   342
     Deferred income taxes                                                    (2,437)               (2,147)
     Other                                                                        79                   (10)
     Changes in operating assets and liabilities:
       Accounts receivable                                                    (3,926)               (4,696)
       Inventories                                                               812                 5,648
       Other current assets                                                     (715)                  152
       Accounts payable                                                         (158)                1,403
       Income taxes                                                           (5,050)                2,143
       Accrued liabilities                                                     4,198                 9,099
       Postretirement benefit obligations                                        341                   141
       Other liabilities                                                      (1,416)                   21
                                                                        -------------------------------------------
Net cash provided by operating activities                                     24,236                25,160

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired                             (169,109)              (12,530)
Purchase of property, plant and equipment                                    (13,117)               (3,081)
Proceeds from redemption of life insurance policy                                 --                   866
Other                                                                             58                    43
                                                                        -------------------------------------------
Net cash used in investing activities                                       (182,168)              (14,702)

FINANCING ACTIVITIES
Proceeds from long-term debt                                                 175,987                47,588
Payments on long-term debt                                                   (15,753)              (47,888)
Debt issuance costs                                                           (2,850)               (1,356)
                                                                        -------------------------------------------
Net cash provided by financing activities                                    157,384                (1,656)
                                                                        -------------------------------------------

Increase (decrease) in cash and cash equivalents                                (548)                8,802
Cash and cash equivalents at beginning of period                              20,346                11,544
                                                                        ===========================================
Cash and cash equivalents at end of period                                $   19,798              $ 20,346
                                                                        ===========================================

Supplemental disclosures of cash flow information: Cash paid for:
     Interest                                                             $   25,994             $   1,560
     Income taxes                                                             16,340                 3,716




See accompanying notes.
                                       50

                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                 (In Thousands)



1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

On April 30, 1997, pursuant to an Agreement and Plan of Reorganization with NC Merger Company and NFC Castings, Inc., Neenah Corporation (Predecessor Company) was acquired by NFC Castings, Inc., a holding company and a wholly owned subsidiary of ACP Holding Company, using (i) $45,000 of cash equity contributed by NFC Castings, Inc., (ii) $45,000 of term loans, (iii) proceeds from the issuance of $150,000 of unsecured Senior Subordinated Notes and (iv) cash of Neenah Corporation. The purchase price was $261,713 including a closing date net worth adjustment and direct costs of the acquisition. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated on the basis of fair values of the underlying assets acquired and liabilities assumed. The excess of the cost of acquisition over the fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill.

Prior to July 1, 1997, Neenah Foundry Company was one of three wholly owned subsidiaries of Neenah Corporation, a holding company with no significant assets or operations other than its holdings in the common stock of its subsidiaries. On July 1, 1997, Neenah Foundry Company merged into Neenah Corporation and the surviving company changed its name to Neenah Foundry Company (Neenah, and together with its subsidiaries, the Company).

Neenah manufactures gray and ductile iron castings for sale to industrial and municipal customers. Industrial castings are custom-engineered and are produced for customers in several industries, including the medium and heavy-duty truck components, farm equipment, heating, ventilation, and air-conditioning industries. Municipal castings include manhole covers and frames, storm sewer frames and grates, trench drain systems, tree grates and specialty castings for a variety of applications and are sold principally to state and local government entities, utility companies and contractors.

                             Neenah Foundry Company

                                 (In Thousands)



1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Neenah has the following subsidiaries, all of which are wholly owned: Neenah Transport, Inc. (Transport); Hartley Controls Corporation (Hartley); Deeter Foundry, Inc. (Deeter); Mercer Forge Corporation and subsidiaries (Mercer); Dalton Corporation and subsidiaries (Dalton); and Advanced Cast Products, Inc.
(ACP). Transport is a common and contract carrier licensed to operate in the continental United States. The majority of Transport's revenues are derived from transport services provided to the Company. Hartley designs and manufactures customized sand control systems for the foundry industry. Deeter manufactures gray iron castings for the municipal market and special application construction castings which are used in waste treatment plants, airports, telephone and electrical construction projects. Mercer produces forged components for use in transportation, railroad, mining and heavy industrial applications and microalloy forgings for use by original equipment manufacturers and industrial end users. Dalton manufactures gray iron castings for refrigeration systems, air conditioners, heavy equipment, engines, gear boxes, stationary transmissions, heavy duty truck transmissions and other automotive parts. ACP manufactures ductile and malleable iron castings which are sold to companies in various industrial segments, including heavy truck, construction equipment, railroad, mining and automotive.

The Company operates in one business segment - the manufacture of castings and forged components. The Company's products are sold throughout the United States and several foreign countries to a large number of well established customers. Sales to three customers totaled $71,979 of net sales for the year ended September 30, 1998 and sales to two customers totaled $21,879 of net sales for the five months ended September 30, 1997. Accounts receivable from such customers totaled $12,651 and $5,214 at September 30, 1998 and 1997, respectively. The Company's accounts receivable generally are unsecured.

The Company changed its fiscal year end to September 30 effective September 30, 1997.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Neenah and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                           Neenah Foundry Company

                                 (In Thousands)


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INVENTORIES

Inventories are stated at the lower of cost or market. The cost of inventories for Neenah and Dalton is determined on the last-in, first-out (LIFO) method for substantially all inventories except for supplies, for which cost is determined on the first-in, first-out (FIFO) method. The cost of inventories for Deeter, Mercer and ACP is determined on the FIFO method. LIFO inventories comprise 67% and 83% of total inventories at Septem-ber 30, 1998 and 1997, respectively.

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

                           Neenah Foundry Company

                                 (In Thousands)


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IDENTIFIABLE INTANGIBLE ASSETS

Identifiable intangible assets are amortized on a straight-line basis over the estimated useful lives of four months to 40 years.

GOODWILL

Goodwill is amortized on a straight-line basis over 15 to 40 years.

IMPAIRMENT OF LONG-LIVED ASSETS

Property, plant and equipment, goodwill and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

REVENUE RECOGNITION

Revenue is recognized upon shipment of product to the customer.

ADVERTISING COSTS

Advertising costs are expensed as incurred, and amounted to $662 for the year ended September 30, 1998 and $292 for the five months ended September 30, 1997.

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

                           Neenah Foundry Company

                                 (In Thousands)


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The following presents the carrying amounts and estimated fair values of such instruments:


                                                 SEPTEMBER 30, 1998               SEPTEMBER 30, 1997
                                           -------------------------------- -------------------------------
                                             Carrying           Fair          Carrying          Fair
                                              Amount           Value           Amount           Value
                                           -------------- ----------------- -------------- ----------------

Cash and cash equivalents                     $ 19,798       $ 19,798          $ 20,346       $ 20,346
Accounts receivable                             71,655         71,655            36,907         36,907
Accounts payable                                29,920         29,920            14,852         14,852
Long-term debt (1)                             371,871        371,367           218,413        234,416


(1) The fair value of the Senior Subordinated Notes is based on quoted market prices.

PENDING ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the results of operations or on the financial position of the Company.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes the standards by which public enterprises are required to report financial and descriptive information about their operating segments. SFAS No. 131 defines operating segments as components of an enterprise for which separate financial information is available and evaluated regularly as a means for assessing segment performance and allocating resources to segments. A measure of profit or loss, total assets and other related information are required to be disclosed for each operating segment. In addition, SFAS No. 131 requires the annual disclosure of information concerning revenues derived from the enterprise's products or services, countries in which it earns revenue or holds assets, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will not affect the Company's results of operations, financial position, or cash flows, but may affect the disclosure of segment information.
2. ACQUISITIONS

On March 30, 1998, Neenah purchased Deeter, a manufacturer of gray iron castings, for $20,759 in cash (including direct costs of $313) and a $3,850 note issued by ACP Holding Company payable to the selling shareholders of Deeter which has been accounted for as a contribution to the capital of Neenah.

                           Neenah Foundry Company

                                 (In Thousands)


On April 3, 1998, Neenah purchased Mercer, a manufacturer of forged components, for $47,420 (including direct costs of $525 and net of $154 of acquired cash). The acquisition of Mercer was financed through borrowings under the Tranche B term loan.

On September 8, 1998, Neenah purchased Dalton, a manufacturer of gray iron castings, for $100,930 (including direct costs of $601 and net of $1,679 of acquired cash). The acquisition of Dalton was financed through drawings under the Tranche B term loan and the Acquisition Loan Facility.

The acquisitions of Deeter, Mercer and Dalton have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated on the basis of fair values to the underlying assets acquired and liabilities assumed. The excess of the cost of acquisition over the fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. The operating results of Deeter, Mercer and Dalton are included in the consolidated statements of income since the date of their respective acquisition.

On September 8, 1998, the capital stock of ACP was contributed to Neenah by ACP Holding Company. ACP is a manufacturer of ductile and malleable iron castings. In connection with the merger, Neenah assumed $14,613 of indebtedness of ACP which was subsequently refinanced through borrowings under the Tranche B term loan. The acquisition of ACP was accounted for in a manner similar to a pooling of interests because Neenah and ACP were under common control. Accordingly, the prior period financial statements of the Company for the period during which Neenah and ACP were under common ownership have been restated.

                           Neenah Foundry Company

                                 (In Thousands)


2. ACQUISITIONS (CONTINUED)

Pro forma unaudited consolidated operating results of the Company, assuming Deeter, Mercer and Dalton had all been acquired as of October 1, 1997 and as of May 1, 1997, are summarized below:

                                                   TWELVE MONTHS ENDED               FIVE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                          1998                              1997
                                              -----------------------------    ----------------------------

Net sales                                               $507,458                         $203,205
Income before extraordinary item                           7,644                            4,991
Net income                                                 7,252                            2,969


These pro forma results have been prepared for informational purposes only and include certain adjustments to depreciation expense related to acquired plant and equipment, amortization expense arising from goodwill and identifiable intangible assets, interest expense on acquisition debt, and the estimated related income tax effects of all such adjustments. The pro forma results do not purport to be indicative of the results of operations which would have resulted had the business combinations occurred on October 1, 1997 and May 1, 1997, or of the future results of operations of the consolidated entities.

3. INVENTORIES

Inventories consist of the following as of September 30:

                                                                               1998             1997
                                                                         ---------------- -----------------
  Raw materials                                                               $ 4,550         $ 2,148
  Work in process and finished goods                                           28,141          15,544
  Supplies                                                                      8,150           4,572
                                                                         ---------------- -----------------
                                                                              $40,841         $22,264
                                                                         ================ =================


If the FIFO method of inventory valuation had been used on all components, inventories would have been approximately $499 higher than reported at September 30, 1998. At September 30, 1997, inventories valued at LIFO approximated their FIFO cost.

                           Neenah Foundry Company

                                 (In Thousands)


4. IDENTIFIABLE INTANGIBLE ASSETS

Identifiable intangible assets consist of the following as of September 30:

                                                                              1998              1997
                                                                         ----------------------------------

  Customer lists                                                             $30,341          $14,200
  Trade names                                                                 19,853           11,700
  Assembled work force                                                         8,142            2,050
  Facilities in place                                                          3,764               --
  Other                                                                        5,139            3,021
                                                                         ---------------------------------
                                                                              67,239           30,971
  Less accumulated amortization                                                6,153            2,491
                                                                         ----------------------------------
                                                                             $61,086          $28,480
                                                                         ==================================

5. LONG-TERM DEBT

Long-term debt consists of the following as of September 30:

                                                                              1998              1997
                                                                         ----------------------------------

11 1/8% Series B Senior Subordinated Notes                                   $150,000         $150,000
11 1/8% Series D Senior Subordinated Notes, including unamortized premium of $2,259 in 1998 and $2,522 in 1997
                                                                               47,259           47,522
Term Loan Facilities                                                          145,000               --
Acquisition Loan Facility                                                      29,000               --
12% senior subordinated notes due to shareholder                                   --            6,746
Bank term loan                                                                     --           11,000
Bank revolving credit note payable                                                 --            1,919
Bank equipment loan                                                                --              712
Capital lease obligations                                                         612              514
                                                                         ----------------------------------
                                                                              371,871          218,413
Less current portion                                                            4,185            2,672
                                                                         ----------------------------------
                                                                             $367,686         $215,741
                                                                         ==================================


The Series B and Series D Senior Subordinated Notes (collectively, the Notes) are unsecured and mature on May 1, 2007. Interest is payable semiannually on May 1 and November 1. The Notes are fully, unconditionally, jointly and severally guaranteed by Transport, Hartley, Deeter, Mercer, Dalton and ACP (Guarantor Subsidiaries). The Notes

                           Neenah Foundry Company

                                 (In Thousands)


5. LONG-TERM DEBT (CONTINUED)

are subordinated to all existing and future senior indebtedness of the Company but rank equally in right of payment with any future senior subordinated indebtedness of the Company. The Notes contain covenants which restrict the Company from incurring additional indebtedness and prohibit dividend payments, stock redemptions and certain other transactions.

The Series D Senior Subordinated Notes were issued on July 1, 1997. The Company used the proceeds to repay the term loans used to finance the acquisition of the Company on April 30, 1997, accrued interest thereon and related fees and expenses. In connection with the prepayment in full of the term loans during the five months ended September 30, 1997, the Company recorded an extraordinary charge to write off the unamortized balance of the related deferred financing costs of $2,629.

The Company has a Credit Agreement with a bank which provides a) Term Loan Facilities of $145 million, b) an Acquisition Loan Facility of $50 million and
c) a Revolving Credit Facility of $50 million.

The Term Loan Facilities consist of two tranches of term loans. The Tranche A term loans total $20 million and mature on September 30, 2003. The Tranche B term loans total $125 million and mature on September 30, 2005. Installments of the Tranche A term loans are due in aggregate principal amounts of $750 per quarter until September 30, 1999, $1,000 per quarter from December 31, 1999 through September 30, 2002 and $1,250 per quarter from December 31, 2002 through September 30, 2003. Installments on $55 million of the Tranche B term loans are due in aggregate principal amounts of $250 per quarter until September 30, 2003 and $6,250 per quarter from December 31, 2003 through September 30, 2005. Installments on $70 million of the Tranche B term loans are due in aggregate principal amounts of $8,750 per quarter commencing on December 31, 2003 and continuing through September 30, 2005. Interest on the Tranche A and Tranche B term loans is at LIBOR (5.5625% at September 30, 1998) plus 2.50% and 2.75%, respectively.

Loans under the Acquisition Loan Facility may be paid and reborrowed at any time through September 8, 2000. Outstanding borrowing under the Acquisition Loan Facility on September 8, 2000 will be repaid quarterly beginning on such date through June 30, 2004. Interest on borrowings under the Acquisition Loan Facility is at LIBOR plus 2.50%.

                             Neenah Foundry Company

                                 (In Thousands)

5. LONG-TERM DEBT (CONTINUED)

The 12% senior subordinated notes were converted into the equity of ACP by ACP Holding Company, its sole shareholder, effective September 8, 1998. The Company used the proceeds of the Tranche A term loan to repay the bank term loan, revolving credit note payable and equipment loan. In connection with the repayment in full of these bank obligations during the year ended September 30, 1998, the Company recorded an extraordinary charge to write off the unamortized balance of the related deferred financing costs of $652.

Scheduled maturities of long-term debt during fiscal years subsequent to September 30, 1998, are as follows:

                  1999                                        $  4,185
                  2000                                           6,893
                  2001                                          12,334
                  2002                                          12,280
                  2003                                          13,250
                  Thereafter                                   320,670
                                                      ----------------------
                                                              $369,612
                                                      ======================


The Company is entitled to draw amounts under the Revolving Credit Facility for general corporate purposes, including permitted acquisitions, as defined. The Revolving Credit Facility includes a $15 million sub-limit for letters of credit and matures on April 30, 2002.

Covenants contained in the Revolving Credit Facility restrict the payment of dividends, capital expenditures and certain other transactions and require the Company to maintain leverage, net worth and interest coverage ratios.

                           Neenah Foundry Company

                                 (In Thousands)


6. COMMITMENTS AND CONTINGENCIES

The Company leases certain plants, warehouse space, machinery and equipment, office equipment and vehicles under operating leases. Rent expense under these operating leases for the year ended September 30, 1998 and for the five-month period ended September 30, 1997 totaled $1,485 and $515, respectively. Minimum rental payments due under these operating leases for fiscal years subsequent to September 30, 1998 are as follows:

                  1999                                     $1,483
                  2000                                        962
                  2001                                        690
                  2002                                        514
                  2003                                        297
                                                   ----------------------
                                                           $3,946
                                                   ======================


The Company is involved in a number of product liability claims and environmental matters, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial statements.

The Company is partially self-insured for workers compensation claims. An accrued liability is recorded for claims incurred but not yet paid or reported and is based on current and historical claim information. The accrued liability may ultimately be settled for an amount greater or lesser than the recorded amount. Adjustments of the accrued liability are recorded in the period in which they become known.

As of September 30, 1998, the Company had outstanding letters of credit of $4,600, which secure certain workers compensation and other obligations. The outstanding letters of credit reduce the availability under the Revolving Credit Facility.

7. INCOME TAXES

The provision for income taxes consists of the following:


                                                   SEPTEMBER 30
                                              1998               1997
                                       --------------------------------------
          Current:
             Federal                         $11,126           $ 5,835
             State                             2,233             1,236
                                       --------------------------------------
                                              13,359             7,071
          Deferred                            (2,437)           (3,071)
                                       --------------------------------------
                                             $10,922           $ 4,000
                                       ======================================

                           Neenah Foundry Company

                                 (In Thousands)


7. INCOME TAXES (CONTINUED)

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 35% as of September 30, 1998 and 34% as of September 30, 1997 to income before income taxes and extraordinary item as follows:


                                                             TWELVE MONTHS               FIVE MONTHS
                                                          ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                                                                 1998                       1997
                                                      ------------------------------------------------------

Provision at statutory rate                                     $  7,981                     $2,844
State income taxes, net of federal tax benefit                     1,148                        480
Amortization of goodwill                                           1,389                        550
Other                                                                404                        126
                                                       --------------------------- -------------------------
Provision for income taxes                                       $10,922                     $4,000
                                                       =========================== =========================


Deferred income tax assets and liabilities consist of the following as of September 30:


                                                                   1998                      1997
                                                         ---------------------------------------------------
Deferred income tax liabilities:
   Book basis of inventories in excess of tax basis               $  (3,221)               $  (3,265)
   Book basis of property, plant and equipment in
     excess of tax basis                                            (46,447)                 (34,630)
   Book basis of identifiable intangible
     assets in excess of tax basis                                  (24,476)                 (11,370)
   Employee benefit plans                                              (590)                    (720)
   Other                                                               (572)                    (660)
                                                           ------------------------ ------------------------
                                                                    (75,306)                 (50,645)
Deferred income tax assets:
   Employee benefit plans                                             6,919                    2,805
   Accrued vacation                                                   1,989                    1,117
   Other accrued liabilities                                          2,667                    1,299
   Other                                                                550                      384
                                                           ------------------------ ------------------------
                                                                     12,125                    5,605
                                                           ------------------------ ------------------------
Net deferred income tax liability                                  $(63,181)                $(45,040)
                                                           ======================== ========================


Included in the consolidated balance sheet as:
   Current deferred income tax asset                              $   4,888                $   1,884
   Noncurrent deferred income tax liability                         (68,069)                 (46,924)
                                                           ------------------------ ------------------------
                                                                   $(63,181)                $(45,040)
                                                           ======================== ========================

                         Neenah Foundry Company

                                 (In Thousands)



8. EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLANS

The Company sponsors five defined benefit pension plans covering the majority of its hourly employees. Retirement benefits under the pension plans are based on years of service and defined benefit rates. The Company funds the pension plans based on actuarially determined cost methods allowable under Internal Revenue Service regulations.

The following table presents the funded status of the pension plans and the amounts included in the consolidated balance sheet at September 30, 1998 and 1997:


                                                               1998                      1997
                                                         -----------------  --------------------------------
                                                           Underfunded        Underfunded      Overfunded
                                                              Plans              Plan            Plans
                                                         -----------------  --------------------------------
Actuarial present value of benefit obligations:
   Vested benefit obligations                              $  (34,772)          $   (821)      $(21,174)
                                                         =================  ================================
   Accumulated benefit obligations                         $  (36,759)          $   (836)      $(21,768)
                                                         =================  ================================

Projected benefit obligations                              $  (36,759)          $   (836)      $(21,768)
Plan assets at fair value (consisting principally of
   pooled investment funds and an investment contract
   with an insurance company)                                  33,299                776         25,307
                                                         -----------------  --------------------------------
Projected benefit obligations less than (in excess of)
   plan assets                                                 (3,460)               (60)         3,539
Unrecognized net (gain) loss                                    2,612                 (3)        (1,585)
Unrecognized prior service cost                                   313                 --             58
Recorded additional minimum liability                          (2,931)                --             --
                                                         -----------------  --------------------------------
Prepaid (accrued) pension obligations                      $   (3,466)          $    (63)     $   2,012
                                                         =================  ================================

Net pension asset (liability) included in:
   Other assets                                            $    1,676           $  1,949
   Other liabilities                                           (5,142)                --
                                                         -----------------  ----------------
                                                           $   (3,466)          $  1,949
                                                         =================  ================

                         Neenah Foundry Company

                                 (In Thousands)



8. EMPLOYEE BENEFIT PLANS (CONTINUED)

Because the accumulated benefit obligation exceeds the fair value of plan assets at September 30, 1998, the Company has recorded the minimum liability. An intangible asset of $313 at September 30, 1998 has been recognized related to the minimum liability. Because the intangible asset may not exceed the amount of the unrecognized prior service costs, the balance of $2,618, net of deferred income tax benefit of $1,048, is reported as a reduction of stockholder's equity.

Components of net periodic pension cost for the year ended September 30, 1998 and the five months ended September 30, 1997 are as follows:


                                                                          1998                 1997
                                                                   -----------------------------------------

Service cost - benefits earned during the period                         $    749              $ 251
Interest cost on projected benefit obligations                              1,716                688
Actual return on plan assets                                               (1,403)              (802)
Net amortization and deferral                                                (591)                49
                                                                     ------------------ --------------------
                                                                         $    471              $ 186
                                                                     ================== ====================


The discount rates used in estimating the projected benefit obligations and in determining the interest cost component of pension expense for the following year ranged from 6.75% to 7.25% in 1998 (7.25% to 7.5% in 1997). The assumed long-term rate of return on plan assets used in determining pension expense ranged from 7.5% to 9.5% in 1998 (7.5% to 9.5% in 1997).

DEFINED CONTRIBUTION RETIREMENT PLANS

The Company sponsors various defined contribution retirement plans (the Plans) covering substantially all salaried and certain hourly employees. The Plans allow participants to make 401(k) contributions in amounts ranging from 1% to 15% of their compensation. The Company matches between 35% and 50% of the participants' contributions, as defined. The Company may make additional voluntary contributions to the Plans as determined annually by the Board of Directors. Total Company contributions amounted to $994 and $423 for the year ended September 30, 1998 and for the five months ended September 30, 1997, respectively.

                             Neenah Foundry Company

                                 (In Thousands)


8. EMPLOYEE BENEFIT PLANS (CONTINUED)

POSTRETIREMENT BENEFITS

The Company sponsors unfunded defined benefit postretirement health care plans covering substantially all salaried and hourly employees at Neenah and Hartley and their dependents. For Hartley and salaried employees at Neenah, benefits are provided from the date of retirement for the duration of the employee's life while benefits for hourly employees at Neenah are provided from retirement to age 65. Retirees' contributions to the plans are based on years of service and age at retirement. The Company funds benefits as incurred.

The following table reconciles the funded status of the postretirement benefit plans to the amounts included in the consolidated balance sheet at September 30, 1998 and 1997:

                                                                                  1998            1997
                                                                             -------------------------------
Accumulated postretirement benefit obligations:
   Retirees                                                                       $2,614         $2,191
   Fully eligible active participants                                                 45            801
   Other active participants                                                       3,455          1,902
                                                                             ------------------------------
                                                                                   6,114          4,894
   Unrecognized net gain                                                            (894)            --
                                                                             ==============================
Accrued postretirement benefit obligations                                        $5,220         $4,894
                                                                             ==============================


Components of net periodic postretirement benefit costs for the year ended September 30, 1998 and the five months ended September 30, 1997 are as follows:


                                                                                 1998           1997
                                                                            -------------------------------

  Service cost                                                                     $152          $  58
  Interest cost on accumulated postretirement benefit obligations
                                                                                    366            148
                                                                             ------------------------------
                                                                                   $518           $206
                                                                             ==============================


The weighted-average discount rate used in determining the accumulated postretirement benefit obligations was 7.0% in 1998 and 7.5% in 1997, and the healthcare cost trend rate was assumed to be 8.5% decreasing gradually to 4.5% in 2010 and then remain at that

                             Neenah Foundry Company

                                 (In Thousands)


8. EMPLOYEE BENEFIT PLANS (CONTINUED)

level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. Increasing the healthcare cost trend rate by one percentage point would increase the accumulated postretirement benefit obligations as of September 30, 1998 by $1,051 and would increase postretirement benefit expense for the year ended September 30, 1998 by $112.

OTHER EMPLOYEE BENEFITS

The Company provides unfunded supplemental retirement benefits to certain active and retired employees at Dalton. At September 30, 1998, the present value of the current and long-term portion of these supplemental retirement obligations totaled $45 and $2,975, respectively.

Certain of Dalton's hourly employees are covered by a multi-employer defined benefit pension plan pursuant to a collective bargaining agreement. The Company's expense was $53 from September 8, 1998, the date of acquisition, through September 30, 1998.

The Company sponsors a noncontributory, multi-employer defined benefit pension plan for substantially all of the union employees at Mercer pursuant to a collective bargaining agreement. The Company's expense was $107 from April 3, 1998, the date of acquisition, through September 30, 1998.

9. GUARANTOR SUBSIDIARIES

All of the wholly owned subsidiaries of Neenah (Transport, Hartley, Deeter, Mercer, Dalton and ACP collectively, Guarantor Subsidiaries) fully, unconditionally, jointly and severally guarantee the Notes. The following is summarized combined financial information of the Guarantor Subsidiaries. Net sales include net sales to Neenah of $4,613 for the year ended September 30, 1998 and $2,048 for the five months ended September 30, 1997. Separate financial statements of the Guarantor Subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors.

                                                                    SEPTEMBER 30
                                                             1998                   1997
                                                    ----------------------------------------------

         Current assets                                    $ 77,594                 $12,188
         Noncurrent assets                                  191,793                  22,256
         Current liabilities                                 34,708                  10,507
         Noncurrent liabilities                              32,405                  21,006


                                               YEAR ENDED SEPTEMBER 30,       FIVE MONTHS ENDED
                                                         1998                SEPTEMBER 30, 1997
                                              ------------------------------------------------------

       Net sales                                        $118,449                     $25,492
       Gross profit                                       21,766                       5,512
       Net income                                          3,355                         897

10. SUBSEQUENT EVENT

On November 24, 1998, the Company sold $87,000 of 11 1/8% Series E Senior Subordinated Notes due 2007. The proceeds of $90,045 were used to pay down the Acquisition Loan Facility and for general corporate purposes.

                                        CONSOLIDATED FINANCIAL STATEMENTS

                                        NEENAH FOUNDRY COMPANY
                                        (PREDECESSOR)

                                        Years ended
                                        March 31, 1996 and 1997 and
                                        one month ended April 30, 1997

                      Neenah Foundry Company (Predecessor)

                        Consolidated Financial Statements

                       Years ended March 31, 1996 and 1997
                       and one month ended April 30, 1997




                                    CONTENTS

Report of Independent Auditors..................................................

Consolidated Balance Sheets.....................................................
Consolidated Statements of Income...............................................
Consolidated Statements of Changes in Stockholders' Equity......................
Consolidated Statements of Cash Flows...........................................
Notes to Consolidated Financial Statements......................................

                         Report of Independent Auditors


Board of Directors
Neenah Foundry Company (formerly
   Neenah Corporation - see Note 1)

We have audited the accompanying consolidated balance sheets of Neenah Foundry Company (the Company) as of March 31, 1996 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended, and for the one month ended April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for the years then ended, and for the one month ended April 30, 1997, in conformity with generally accepted accounting principles.

                                                       ERNST & YOUNG LLP

June 4, 1997, except for Notes 1 and 10
 as to which the date is July 1, 1997

                      Neenah Foundry Company (Predecessor)

                           Consolidated Balance Sheets
               (In Thousands, Except Share and Per Share Amounts)




                                                                                     MARCH 31
                                                                               1996            1997
                                                                         ---------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $  10,126        $  22,403
   Accounts receivable, less allowance for doubtful accounts of $386 at
     March 31, 1996 and 1997                                                    20,831           21,423
   Inventories                                                                  13,324           13,956
   Other current assets                                                              -              401
   Deferred income taxes                                                         2,253            2,325
                                                                             ----------------------------

Total current assets                                                            46,534           60,508

Property, plant and equipment:
   Land                                                                            847              847
   Buildings and improvements                                                   14,972           15,063
   Machinery and equipment                                                      97,749          101,655
                                                                             ----------------------------
                                                                               113,568          117,565
   Less accumulated depreciation                                                79,840           86,186
                                                                             ----------------------------
                                                                                33,728           31,379

Other assets                                                                     2,695            1,982













                                                                             ----------------------------
                                                                             $  82,957        $  93,869
                                                                             ============================



                                                                                      MARCH 31
                                                                               1996             1997
                                                                          ---------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                           $   8,124       $   8,497
   Dividends payable                                                              2,220               -
   Income taxes payable                                                             517             573
   Accrued wages and employee benefits                                            5,516           5,545
   Other accrued liabilities                                                      1,937           2,052
   Current portion of long-term debt                                                107             134
                                                                          -------------------------------
Total current liabilities                                                        18,421          16,801

Long-term debt                                                                      134               -
Pension obligations                                                               1,737               -
Postretirement benefit obligations                                                5,300           5,667
Deferred income taxes                                                             2,575           2,544
                                                                          --------------------------------
Total liabilities                                                                28,167          25,012

Commitments and contingencies (Note 5)

Stockholders' equity:
   Preferred stock, par value $100 per share:
     Authorized 3,000 shares; no shares issued and outstanding
                                                                                      -               -
   Common stock, par value $100 per share:
     Class A (voting):
       Authorized 1,000 shares; issued and outstanding, 620 shares
                                                                                     62              62
     Class B (nonvoting):
       Authorized 10,000 shares; issued and outstanding, 3,820 shares
                                                                                    382             382
   Retained earnings                                                             57,268          71,335
   Notes receivable from owners to finance stock purchase                        (2,922)         (2,922)
                                                                          ---------------------------------
              Total stockholders' equity                                         54,790          68,857
                                                                          =================================

                                                                                $82,957         $93,869
                                                                          =================================


See accompanying notes.

                      Neenah Foundry Company (Predecessor)

                        Consolidated Statements of Income
                                 (In Thousands)



                                                                                               ONE MONTH
                                                                                                 ENDED
                                                                   YEAR ENDED MARCH 31         APRIL 30
                                                                   1996            1997          1997
                                                              ---------------------------------------------

Net sales                                                          $166,951       $165,426      $17,276
Cost of sales                                                       121,631        116,736       11,351
                                                              ---------------------------------------------
Gross profit                                                         45,320         48,690        5,925
Selling, general and administrative expenses                         16,983         17,547        1,752
                                                              ---------------------------------------------
Operating income                                                     28,337         31,143        4,173
Net interest income (expense)                                           481          1,162          121
                                                              ---------------------------------------------
Income before income taxes                                           28,818         32,305        4,294
Provision for income taxes                                           11,676         12,467        1,615
                                                              =============================================
Net income                                                         $ 17,142       $ 19,838      $ 2,679
                                                              =============================================



See accompanying notes.
                                       73

                      Neenah Foundry Company (Predecessor)

           Consolidated Statements of Changes in Stockholders' Equity
               (In Thousands, Except Share and Per Share Amounts)





                                                                    Common Stock
                                                            --------------------------------                Notes Receivable
                                        Preferred Stock      Class A             Class B         Retained    from Owners
                                    --------------------------------------------------------                  to Finance
                                      Shares    Amount   Shares    Amount    Shares    Amount    Earnings   Stock Purchase    Total
                                    ------------------------------------------------------------------------------------------------

Balance at April 1, 1995                -       $ -        620       $62     3,820      $382    $45,676       $(2,922)     $43,198
   Common dividends declared -
     $1,250 per share                   -         -          -         -         -         -     (5,550)            -       (5,550)
   Net income                           -         -          -         -         -         -     17,142             -       17,142
                                    ------------------------------------------------------------------------------------------------
Balance at March 31, 1996               -         -        620        62     3,820       382     57,268        (2,922)      54,790
   Common dividends declared -
     $1,300 per share                   -         -          -         -         -         -     (5,771)            -       (5,771)
   Net income                           -         -          -         -         -         -     19,838             -       19,838
                                    ------------------------------------------------------------------------------------------------
Balance at March 31, 1997               -         -        620        62     3,820       382     71,335        (2,922)      68,857
   Collection of notes
     receivable from owners             -         -          -         -         -         -          -         2,922        2,922
   Net income                           -         -          -         -         -         -      2,679             -        2,679
                                    ------------------------------------------------------------------------------------------------
Balance at April 30, 1997               -       $ -        620       $62     3,820      $382    $74,014    $        -      $74,458
                                    ================================================================================================





See accompanying notes.

                      Neenah Foundry Company (Predecessor)

                      Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                                                                ONE MONTH
                                                                                                 ENDED
                                                                     YEAR ENDED MARCH 31        APRIL 30
                                                                     1996           1997          1997
                                                                 ------------------------------------------
OPERATING ACTIVITIES
Net income                                                         $ 17,142       $19,838      $  2,679
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation                                                     6,776         6,881           518
     Deferred income taxes                                            1,863          (103)         (120)
     Other                                                               48          (103)            -
     Changes in operating assets and liabilities:
       Accounts receivable                                              439          (592)       (3,764)
       Inventories                                                     (603)         (632)          495
       Other current assets                                              27          (401)          401
       Accounts payable                                              (2,653)          373         1,308
       Income taxes payable                                            (585)           56         1,734
       Accrued liabilities                                           (1,261)          144          (185)
       Pension obligations                                              859        (2,349)          822
       Postretirement benefit obligations                               221           367            29
                                                                 ------------------------------------------
Net cash provided by (used in) operating activities                  22,273        23,479         3,917

INVESTING ACTIVITIES
Purchase of property, plant and equipment                            (7,275)       (4,546)         (190)
Proceeds from life insurance policy                                       -         1,439             -
Other                                                                   (24)            3            (1)
                                                                 ------------------------------------------
Net cash used in investing activities                                (7,299)       (3,104)         (191)

FINANCING ACTIVITIES
Dividends paid                                                       (4,440)       (7,991)            -
Redemption of stock                                                       -             -             -
Proceeds from long-term debt                                         16,370             -             -
Payments on long-term debt                                          (17,016)         (107)           (5)
Collection of notes receivable from owners                                -             -         2,922
                                                                 ------------------------------------------
Net cash provided by (used in) financing activities                  (5,086)       (8,098)        2,917
                                                                 ------------------------------------------

Increase in cash and cash equivalents                                 9,888        12,277         6,643
Cash and cash equivalents at beginning of period                        238        10,126        22,403
                                                                 ------------------------------------------
Cash and cash equivalents at end of period                         $ 10,126       $22,403       $29,046
                                                                 ==========================================

Supplemental disclosures of cash flow information:
  Cash paid for:
     Interest                                                      $     84    $       39     $       1
     Income taxes                                                    10,398        12,515             -




See accompanying notes.
                                       75

                      Neenah Foundry Company (Predecessor)

                   Notes to Consolidated Financial Statements

                       Years ended March 31, 1996 and 1997
                       and one month ended April 30, 1997
                                 (In Thousands)



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

Industrial castings are generally sold to large, well-established companies, with two customers accounting for 17% and 9% of net sales in fiscal 1996, 16% and 10% of net sales in fiscal 1997 and 29% and 24% of net sales for the one month ended April 30, 1997. Combined receivables from these two customers totaled $4,974 and $6,651 at March 31, 1996 and 1997, respectively. Municipal castings are sold to a large number of customers. The Company's accounts receivable generally are unsecured.

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

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, consisting principally of investments in commercial paper, totaled $11,598 and $23,028 at March 31, 1996 and 1997, respectively. The cost of these debt securities, which are considered as "available for sale" for financial reporting purposes, approximates fair value at both March 31, 1996 and 1997. There were no realized gains or losses recognized on these securities during the years ended March 31, 1996 and 1997 or the one month ended April 30, 1997.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred, and amounted to $527, $524 and $55 for the years ended March 31, 1996 and 1997 and one month ended April 30, 1997, respectively.

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

FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 1996 and 1997 does not differ materially from the carrying value of such instruments recorded in the accompanying consolidated balance sheets, as follows:

                                                             MARCH 31
                                                      1996             1997
                                                ----------------- --------------

Cash and cash equivalents                            $10,126           $22,403
Accounts receivable                                   20,831            21,423
Accounts payable                                       8,124             8,497
Long-term debt                                           241               134

                      Neenah Foundry Company (Predecessor)

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

2. INVENTORIES

Inventories consist of the following:



                                                              MARCH 31
                                                        1996            1997
                                                   -----------------------------

Raw materials                                          $ 2,214         $ 2,017
Work in process and finished goods                      13,957          14,324
Supplies                                                 4,886           4,860
                                                   -----------------------------
Inventories at FIFO cost                                21,057          21,201
Excess of FIFO cost over LIFO cost                      (7,733)         (7,245)
                                                   =============================
                                                       $13,324         $13,956
                                                   =============================

3. LONG-TERM DEBT

Long-term debt consists of the following:


                                                            MARCH 31
                                                      1996            1997
                                                --------------------------------
Capital lease obligations                             $241            $134
Less current portion                                   107             134
                                                --------------------------------
                                                      $134            $  -
                                                ================================


                      Neenah Foundry Company (Predecessor)

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

5. COMMITMENTS AND CONTINGENCIES

The Company leases warehouse space, machinery and equipment, office equipment and vehicles under operating leases. Rent expense under these operating leases for the years ended March 31, 1996 and 1997 and one month ended April 30, 1997 amounted to $996, $1,088 and $85, respectively. Minimum rental payments due under these operating leases for subsequent fiscal years are as follows:


              1998                                                  $  736
              1999                                                     586
              2000                                                     287
              2001                                                     115
                                                             -------------------
                                                                    $1,724
                                                             ===================

                      Neenah Foundry Company (Predecessor)

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

6. INCOME TAXES

The provision for income taxes consists of the following:



                                                             ONE MONTH
                                                              ENDED
                                  YEAR ENDED MARCH 31        APRIL 30
                                  1996          1997           1997
                              -------------------------------------------
          Current:
             Federal             $ 9,147       $11,554       $1,460
             State                   666         1,016          275
                              -------------------------------------------
                                   9,813        12,570        1,735
          Deferred                 1,863          (103)        (120)
                              ===========================================
                                 $11,676       $12,467       $1,615
                              ===========================================


The difference between the provision for income taxes and income taxes computed using the statutory U.S. federal income tax rate of 35% is as follows:



                                                                                 ONE MONTH
                                                                                   ENDED
                                                      YEAR ENDED MARCH 31        APRIL 30
                                                       1996          1997          1997
                                                   ------------------------------------------

          Provision at statutory rate                 $10,086       $11,307       $1,503
          State income taxes, net of federal
             tax benefit                                1,126         1,318          112
          Other                                           464          (158)           -
                                                   ==========================================
          Provision for income taxes                  $11,676       $12,467       $1,615
                                                   ==========================================

                      Neenah Foundry Company (Predecessor)

                                 (In Thousands)


6. INCOME TAXES (CONTINUED)

The components of the Company's deferred income tax assets and liabilities are as follows:



                                                                                         MARCH 31
                                                                                    1996           1997
                                                                              -----------------------------
Deferred income tax liabilities:
   Tax depreciation in excess of book depreciation                                $(5,621)        $(5,156)
   Employee benefit plans                                                            (602)           (441)
   Other                                                                             (437)           (127)
                                                                              ------------------------------
                                                                                   (6,660)         (5,724)
Deferred income tax assets:
   Inventories                                                                        560             560
   Employee benefit plans                                                           3,316           3,128
   Accrued vacation                                                                   825             855
   Other accrued liabilities                                                          672             790
   State tax credit carryforwards                                                     676               -
   Other                                                                              289             172
                                                                              ------------------------------
                                                                                    6,338           5,505
                                                                              ==============================
Net deferred income tax liability                                               $    (322)      $    (219)
                                                                              ==============================

Included in the consolidated balance sheets as:
   Current deferred income tax asset                                            $   2,253       $   2,325
   Noncurrent deferred income tax liability                                        (2,575)         (2,544)
                                                                              ==============================
                                                                                $    (322)      $    (219)
                                                                              ==============================


The Company has not recorded a valuation allowance with respect to any deferred tax assets at March 31, 1996 or 1997.

7. EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLANS

The Company sponsors two defined benefit pension plans covering substantially all hourly employees and previously sponsored a defined benefit supplemental executive retirement plan (SERP) which covered certain salaried employees. During the year ended March 31, 1997, the Company purchased nonparticipating annuity contracts to settle the vested benefit obligations under the SERP. Retirement benefits for the pension plans are based on years of credited service and defined benefit rates while retirement benefits for

                      Neenah Foundry Company (Predecessor)

                                 (In Thousands)


7. EMPLOYEE BENEFIT PLANS (CONTINUED)

the SERP were based on compensation levels. The Company funds the pension plans based on an actuarially determined cost method allowable under Internal Revenue Service regulations. The SERP was unfunded.

The following table reconciles the funded status of the pension plans, as of December 31, 1995 and 1996 (the Company uses a measurement date as of December
31), to the amounts included in the consolidated balance sheets at March 31, 1996 and 1997:


                                                              1996                         1997
                                                 -----------------------------------------------------------
                                                  Underfunded     Overfunded    Underfunded     Overfunded
                                                     Plans           Plan           Plan          Plan
                                                 -----------------------------------------------------------

Accumulated benefit obligations                     $(3,944)      $(19,805)         $(845)      $(20,150)
Effect of assumed increases in compensation on
   SERP                                              (2,593)             -              -              -
                                                 -----------------------------------------------------------
Projected benefit obligations                        (6,537)       (19,805)          (845)       (20,150)
Plan assets at fair value (consisting
   principally of pooled investment funds and
   an investment contract with an insurance
   company)                                             697         21,110            735         22,169
                                                 -----------------------------------------------------------

Projected benefit obligations less than
   (in excess of) plan assets                        (5,840)         1,305           (110)         2,019
Unrecognized net loss (gain)                          2,055         (1,940)            (8)        (2,966)
Unrecognized prior service cost                         259          4,833            160          4,452
Unrecognized net transition obligation (asset)          782         (2,695)           (21)        (2,411)
Adjustment to recognize additional minimum
   liability                                           (503)             -           (131)             -
                                                 -----------------------------------------------------------

Prepaid (accrued) pension obligation, at
   December 31, 1995 and December 31, 1996,
   respectively                                      (3,247)         1,503           (110)         1,094
Contributions between January 1 and March 31,
   1996 and 1997, respectively                            7              -              -              -
                                                 ===========================================================
Prepaid (accrued) pension obligations               $(3,240)     $   1,503          $(110)    $    1,094
                                                 ===========================================================

Net pension asset (obligation) included in
   the consolidated balance sheets                  $(1,737)                        $ 984
                                                 ===============               ===============

                      Neenah Foundry Company (Predecessor)

                                 (In Thousands)



7. EMPLOYEE BENEFIT PLANS (CONTINUED)

Components of net periodic pension cost are as follows:


                                                                                                 ONE MONTH
                                                                                                  ENDED
                                                                   YEAR ENDED MARCH 31          APRIL 30
                                                                  1996            1997            1997
                                                              ----------------------------------------------

Service cost - benefits earned during the year                  $    880       $    820          $   38
Interest cost on projected benefit obligations                     1,545          1,742             125
Actual return on plan assets                                      (1,450)        (1,531)           (132)
Net amortization and deferral                                        203            220              (1)
                                                              ==============================================
                                                                 $ 1,178        $ 1,251          $   30
                                                              ==============================================


As a result of the settlement of the SERP, the Company recognized a curtailment gain of $1,317 and a settlement loss of $878 during the year ended March 31, 1997. The discount rate used in estimating the projected benefit obligations and in determining the interest cost component of pension expense for the following year was 7.5% for both years. The annual rate of compensation increase assumed for the SERP in estimating the projected benefit obligations was 6.5% for both years. The assumed long-term rate of return on plan assets used in determining pension expense was 7.5% for both years.

PROFIT-SHARING AND SAVINGS RETIREMENT PLAN

The Company sponsors a Profit-Sharing and Savings Retirement Plan covering substantially all salaried employees. The plan allows participants to make 401(k) contributions in an amount from 1% to 5% of their compensation. The Company matches 50% of the participants' contributions. The Company may make additional voluntary contributions to the plan as determined annually by the Board of Directors. Total Company contributions amounted to $891, $915 and $82 for the years ended March 31, 1996 and 1997 and one month ended April 30, 1997, respectively.

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

                      Neenah Foundry Company (Predecessor)

                                 (In Thousands)


7. EMPLOYEE BENEFIT PLANS (CONTINUED)

The following table reconciles the funded status of the postretirement benefit plans to the amounts included in the consolidated balance sheets at March 31:



                                                                                    1996           1997
                                                                              -----------------------------

Accumulated postretirement benefit obligations:
   Retirees                                                                        $2,047          $1,830
   Fully eligible active participants                                                 654             810
   Other active participants                                                        2,534           2,784
                                                                              ------------------------------
                                                                                    5,235           5,424
Plan assets                                                                             -               -
                                                                              ------------------------------
                                                                                    5,235           5,424
Unrecognized net gain                                                                  65             243
                                                                              ------------------------------
Accrued postretirement benefit obligations                                         $5,300          $5,667
                                                                              ==============================


Components of net periodic postretirement benefit cost are as follows:

                                                                                                 ONE MONTH
                                                                                                   ENDED
                                                                     YEAR ENDED MARCH 31         APRIL 30
                                                                    1996            1997           1997
                                                               ---------------------------------------------

Service cost                                                        $176           $193             $11
Interest cost on accumulated postretirement benefit
   obligations                                                       361            370              27
Net amortization and deferral                                         (4)            (5)             (7)
                                                               ---------------------------------------------
                                                                    $533           $558             $31
                                                               =============================================


The weighted-average discount rate used in determining the accumulated postretirement benefit obligations was 7.5% for both years, and the healthcare cost trend rate was projected to have annual increases of 8.5%. The healthcare cost trend rate assumption has a significant effect on the amounts reported. Increasing the healthcare cost trend rate by one percentage point would increase the accumulated postretirement benefit obligations as of March 31, 1997 by $1,014 and would increase postretirement benefit expense for the year ended March 31, 1997 by $131.

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

9. UNAUDITED QUARTERLY RESULTS


                                                            YEAR ENDED MARCH 31, 1996
                                         Quarter 1         Quarter 2         Quarter 3         Quarter 4
                                      ----------------------------------------------------------------------

Net sales                                   $46,277           $44,454           $39,015           $37,205
Gross profit                                 12,976            12,243            10,199             9,902
Net income                                    5,325             5,024             3,839             2,954



                                                            YEAR ENDED MARCH 31, 1997
                                         Quarter 1         Quarter 2         Quarter 3         Quarter 4
                                      ----------------------------------------------------------------------

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

                      Neenah Foundry Company (Predecessor)

                                 (In Thousands)


10. SUBSEQUENT EVENT (CONTINUED)

As described in Note 1, on July 1, 1997, Neenah Foundry Company, the principal operating subsidiary of Neenah Corporation, merged into Neenah Corporation. Transport and Hartley, wholly owned subsidiaries of the Company, fully, unconditionally, jointly and severally guarantee the Senior Subordinated Notes issued in the private placement discussed above. The following is summarized combined financial information of the wholly owned subsidiaries. Net sales includes net sales to Neenah Foundry Company of $4,090, $4,012 and $365 for the years ended March 31, 1996 and 1997 and one month ended April 30, 1997, respectively. Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors.

                                                                              MARCH 31
                                                                        1996            1997
                                                                   --------------- ---------------

      Current assets                                                   $1,494          $1,867
      Noncurrent assets                                                 1,661           1,918
      Current liabilities                                                 941           1,006
      Noncurrent liabilities                                              401             453



                                                                                     ONE MONTH
                                                                                        ENDED
                                                         YEAR ENDED MARCH 31          APRIL 30
                                                        1996            1997            1997
                                                    -------------- --------------- ---------------

      Net sales                                         $9,795         $9,971            $703
      Gross profit                                       3,165          3,247             169
      Net income (loss)                                    651            513             (15)

                Report of Ernst & Young LLP, Independent Auditors

We have audited the consolidated financial statements of Neenah Foundry Company as of September 30, 1998 and 1997, and for the twelve months ended September 30, 1998 and for the period from inception, May 1, 1997 through September 30, 1997, and have issued our report thereon dated November 6, 1998, except for Note 10, as to which the date is November 24, 1998 (included elsewhere in this Annual Report on Form 10-K). Our audit also included the financial statement schedule listed in the index at Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Milwaukee, Wisconsin                                         ERNST & YOUNG LLP
November 6, 1998

                                                                     Schedule II



                             NEENAH FOUNDRY COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS
                   Twelve months ended September 30, 1998 and
         period from inception, May 1, 1997, through September 30, 1997
                             (Dollars in Thousands)



                               BALANCE AT      PURCHASE        ADDITIONS
                                BEGINNING     ACCOUNTING      CHARGED TO                          BALANCE AT
         DESCRIPTION            OF PERIOD     ADJUSTMENTS       EXPENSE         DEDUCTIONS      END OF PERIOD
----------------------------------------------------------------------------------------------------------------


Allowance for doubtful accounts receivable:

  1997                              $   483       $     -          $   44        $    36 (A)       $  491
                                    =======       =======          ======        =======           ======

  1998                              $   491       $   325          $ 180         $   143 (A)       $  853
                                    =======       =======          =====         =======           ======



(A) Uncollectible accounts written off, net of recoveries.

                Report of Ernst & Young LLP, Independent Auditors


We have audited the consolidated financial statements of Neenah Foundry Company (formerly Neenah Corporation) as of March 31, 1997 and 1996, and for the years then ended, and have issued our report thereon dated June 4, 1997, except for Notes 1 and 10 as to which the date is July 1, 1997 (included elsewhere in this Annual Report on form 10-k). Our audits also included the financial statement schedule listed in the index at Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Milwaukee, Wisconsin                                        ERNST & YOUNG LLP
June 4, 1997

                                                            Schedule II



                      NEENAH FOUNDRY COMPANY (PREDECESSOR)

                        VALUATION AND QUALIFYING ACCOUNTS
                       Years ended March 31, 1996 and 1997
                             (Dollars in Thousands)




                                        BALANCE AT        ADDITIONS
                                         BEGINNING       CHARGED TO                         BALANCE AT
             DESCRIPTION                  OF YEAR          EXPENSE         DEDUCTIONS       END OF YEAR
----------------------------------------------------------------------------------------------------------

Allowance for doubtful
  Accounts receivable:

  1996                                      $ 386            $   233         $   233 (A)      $  386
                                            =====            =======         =======          ======

  1997                                      $ 386            $  175          $   175 (A)      $  386
                                            =====            =======         =======          ======


(A) Uncollectible accounts written off, net of recoveries.