Form 10-Q
period 1998-12-31
NEENAH FOUNDRY CO
filed 1999-02-11
CIK 1040599

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the period ended December 31, 1998

                                  OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                to
                                  -------------       ---------------

Commission File Number   333-28751

                             NEENAH FOUNDRY COMPANY
          (Exact name of each registrant as it appears in its charter)

         Wisconsin                                             39-1580331
(State or other jurisdiction of                         (IRS Employer ID Number)
incorporation or organization)


2121 Brooks Avenue,  P.O. Box 729, Neenah, Wisconsin             54957
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, Class A, $100 par value- 1,000 shares as of January 31, 1999 Common Stock, Class B, $100 par value- 0 shares as of January 31, 1999

                             NEENAH FOUNDRY COMPANY
                                 Form 10-Q Index
                     For the Quarter Ended December 31, 1998

                                                                                                             Page
                                                                                                             ----
Part 1. Financial Information
    Item 1. Financial Statements
            Condensed consolidated balance sheets -- December 31, 1998 and September 30, 1998                  3
            Condensed consolidated statements of income -- Three months ended December 31, 1998 and
               Three months ended December 31, 1997                                                            4
            Condensed consolidated statements of cash flows  -- Three months ended December 31, 1998 and
               Three months ended December 31, 1997                                                            5
            Notes to condensed consolidated financial statements -- December 31, 1998                          6

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of                        8
            Operations

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                       11

Part II.  Other Information
   Item 1. Legal Proceedings                                                                                  12
   Item 2. Changes in Securities                                                                              12
   Item 3. Defaults upon Senior Securities                                                                    12
   Item 4. Submission of Matters to a Vote of Security Holders                                                12
   Item 5. Other Information                                                                                  12
   Item 6. Exhibits and Reports on Form 8-K                                                                   12

Signatures                                                                                                    12

Exhibit Index                                                                                                 13

                             NEENAH FOUNDRY COMPANY
                          PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                 December 31       September 30
                                                                    1998             1998(1)
                                                                 -----------       ------------
                                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents .............................        $    34,683       $     19,798
  Accounts receivable, net ..............................             60,811             71,655
  Inventories ...........................................             60,391             40,841
  Refundable income taxes ...............................                  -                375
  Deferred income taxes .................................              4,635              4,888
  Other current assets ..................................              6,559              5,060
                                                                 -----------       ------------
                     Total current assets ...............            167,079            142,617

Property, plant and equipment ...........................            220,637            198,671
Less accumulated depreciation ...........................             23,546             18,134
                                                                 -----------       ------------
                                                                     197,091            180,537

Identifiable intangible assets, net .....................             70,192             69,904
Goodwill, net ...........................................            198,127            184,181
Other assets ............................................              7,421              7,070
                                                                 -----------       ------------
                                                                 $   639,910       $    584,309
                                                                 ===========       ============
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable ......................................        $    30,617       $     29,920
  Income taxes payable ..................................                981                  -
  Accrued liabilities ...................................             24,495             30,326
  Current portion of long-term debt .....................              4,232              4,185
                                                                 -----------       ------------
                     Total current liabilities ..........             60,325             64,431
Long-term debt ..........................................            428,039            367,686
Postretirement benefit obligations ......................              5,307              5,220
Deferred income taxes ...................................             67,758             68,069
Other liabilities .......................................             10,918             10,981
                                                                 -----------       ------------
                     Total liabilities ..................            572,347            516,387

Commitments and contingencies

STOCKHOLDER'S EQUITY:
    Preferred stock, par value $100 per share --
         authorized 3,000 shares, no shares
         issued or outstanding ..........................                  -                  -
    Common stock, par value $100 per share --
         authorized 11,000 shares, issued
         and outstanding 1,000 shares ...................                100                100
  Additional paid in capital ............................             55,167             55,167
  Retained earnings .....................................             13,866             14,225
  Pension liability adjustment ..........................             (1,570)            (1,570)
                                                                 -----------       ------------
                     Total stockholder's equity .........             67,563             67,922
                                                                 -----------       ------------
                                                                 $   639,910       $    584,309
                                                                 ===========       ============

See notes to condensed consolidated financial statements.

(1) The balance sheet as of September 30, 1998 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             NEENAH FOUNDRY COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)


                                                                       (Restated)
                                                    Three Months      Three Months
                                                        Ended             Ended
                                                    December 31,      December 31,
                                                        1998              1997
                                                    ------------      ------------
                                                             (Unaudited)
Net sales ......................................    $    115,264      $     57,988
Cost of sales ..................................          93,492            42,713
                                                    ------------      ------------
Gross profit ...................................          21,772            15,275
Selling, general and administrative expenses....           8,260             4,898
Amortization of intangible assets ..............           3,415             1,412
                                                    ------------      ------------
Total operating expenses .......................          11,675             6,310
                                                    ------------      ------------
Operating income ...............................          10,097             8,965
Net interest expense ...........................          (9,907)           (5,840)
                                                    ------------      ------------
Income before income taxes .....................             190             3,125
Provision for income taxes .....................             549             1,509
                                                    ------------      ------------
Net income (loss) ..............................    $       (359)     $      1,616
                                                    ============      ============


See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                          (Restated)
                                                                       Three Months      Three Months
                                                                           Ended            Ended
                                                                       December 31,      December 31,
                                                                           1998             1997
                                                                       ------------      ------------
                                                                                 (Unaudited)
OPERATING ACTIVITIES
Net income (loss) ..............................................       $       (359)     $      1,616
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization ...............................              8,826             3,801
   Amortization of deferred financing costs and premium on notes                269               126
   Changes in operating assets and liabilities .................             (1,956)           (3,070)
                                                                       ------------      ------------
        Net cash provided by operating
        activities .............................................              6,780             2,473

INVESTING ACTIVITIES
Purchase of property, plant and equipment ......................             (6,856)           (1,612)
Acquisition of Cast Alloys, Inc., net of cash acquired of $489              (42,484)                -
                                                                       ------------      ------------
        Net cash used in investing
        activities .............................................            (49,340)           (1,612)

FINANCING ACTIVITIES
Proceeds from long-term debt ...................................             90,864             1,172
Payments on long-term debt .....................................            (30,338)             (385)
Debt issuance costs ............................................             (3,081)                -
                                                                       ------------      ------------
        Net cash provided by financing
        activities .............................................             57,445               787
                                                                       ------------      ------------
Increase in cash and cash equivalents ..........................             14,885             1,648
Cash and cash equivalents at beginning of period ...............             19,798            20,346
                                                                       ------------      ------------
Cash and cash equivalents at end of period .....................       $     34,683      $     21,994
                                                                       ============      ============


See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                December 31, 1998


NOTE 1 -- BASIS OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah Foundry Company's Annual Report on Form 10-K for the year ended September 30, 1998. On September 8, 1998, the capital stock of Advanced Cast Products, Inc. (ACP), was contributed to the Company by ACP Holding Company. ACP is a manufacturer of ductile and malleable iron castings. The acquisition of ACP was accounted for in a manner similar to a pooling of interests because the Company and ACP were under common control. Accordingly, the prior period financial statements of the Company for the period during which the Company and ACP were under common ownership have been restated.

NOTE 2 -- INVENTORIES

The components of inventories are as follows:

                                         December 31   September 30
                                            1998           1998
                                         -----------   ------------
                                             (000's omitted)
Raw materials .........................  $     8,388   $      4,550
Work in process and finished goods.....       40,095         28,141
Supplies ..............................       11,908          8,150
                                         -----------   ------------
                                         $    60,391   $     40,841
                                         ===========   ============

If the FIFO method of inventory valuation had been used on all components, inventories would have been approximately $742 and $499 higher than reported at December 31, 1998 and September 30, 1998, respectively.

NOTE 3 -- ACQUISITIONS

On March 30, 1998, the Company purchased Deeter Foundry, Inc. (Deeter), a manufacturer of gray iron castings, for $20,759 in cash (including direct costs of $313) and a $3,850 note issued by ACP Holding Company payable to the selling shareholders of Deeter which has been accounted for as a contribution to the capital of the Company.

On April 3, 1998, the Company purchased Mercer Forge Corporation (Mercer), a manufacturer of forged components, for $47,420 (including direct costs of $525 and net of $154 of acquired cash). The acquisition of Mercer was financed through borrowings under the Tranche B term loan.

On September 8, 1998, the Company purchased Dalton Corporation (Dalton), a manufacturer of gray iron castings, for $100,930 (including direct costs of $601 and net of $1,679 of acquired cash). The acquisition of Dalton was financed through drawings under the Tranche B term loan and the Acquisition Loan Facility.

On December 31, 1998, the Company purchased Niemin Porter & Co. d/b/a Cast Alloys, Inc. (Cast Alloys), a manufacturer of investment-cast titanium and stainless steel golf club heads, for $42,484 in cash (including direct costs of $1,001 and net of $489 of acquired cash). The acquisition of Cast Alloys was financed out of a portion of the proceeds of the issuance of the Company's
11 1/8% Senior Subordinated Notes due 2007 issued on November 24, 1998. Had the acquisition occurred as of October 1, 1998, there would have been no material proforma effect on net sales or net income for the three months ended December 31, 1998.

The acquisitions of Deeter, Mercer, Dalton and Cast Alloys (the "Recently Acquired Subsidiaries" have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated on the basis of fair values to the underlying assets acquired and liabilities assumed. The allocation of the purchase price paid for Cast Alloys was based on preliminary estimates of fair values and will be revised when final amounts of fair values are determined. The excess of the cost of acquisition over the fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. The operating results of Deeter, Mercer, Dalton and Cast Alloys are included in the consolidated statements of income since the date of their respective acquisition.


NOTE 4 -- GUARANTOR SUBSIDIARIES

Neenah Transport, Inc., Hartley Controls Corporation, Deeter Foundry, Inc., Mercer Forge Corporation (and its subsidiary A&M Specialties, Inc.), Dalton Corporation (and its subsidiaries Dalton Corporation, Warsaw Manufacturing Facility, Dalton Corporation, Kendallville Manufacturing Facility, Dalton Corporation, Ashland Manufacturing Facility, and Dalton Corporation, Stryker Machining Facility, Inc.), Advanced Cast Products, Inc. (and its subsidiaries Belcher Corporation and Peerless Corporation) and Niemin Porter & Co. (the Guarantor Subsidiaries) are wholly-owned subsidiaries of Neenah Foundry Company and have fully and unconditionally guaranteed the Senior Subordinated Notes on a joint and several basis. The Guarantor Subsidiaries comprise all of the Company's direct and indirect domestic subsidiaries. The separate financial statements of the Guarantor Subsidiaries have not been included herein because management has concluded that such financial statements would not provide additional information that is material to investors.

The following is summarized combined financial information of the Guarantor Subsidiaries. Net sales include net sales to Neenah Foundry Company of $1,504 for the three months ended December 31, 1998.

                                            December 31, 1998
                                            -----------------
                                             (000's omitted)
Current assets                              $          93,266
Noncurrent assets                                     222,936
Current liabilities                                    39,471
Noncurrent liabilities                                 72,085

                                              Three Months
                                                 Ended
                                            December 31, 1998
                                            -----------------
                                             (000's omitted)
Net sales                                   $          74,071
Gross profit                                            9,078
Net loss                                               (1,127)

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


The following discussions compare the results of operations of the Company for the three months ended December 31, 1998, to the results of the operations of the Company for the three months ended December 31, 1997.

RESULTS OF OPERATIONS  (dollars in thousands)

Three Months Ended December 31, 1998 and 1997

Net sales. Net sales for the three months ended December 31, 1998 were $115,264 which are $57,276 or 98.8% higher than the quarter ended December 31, 1997. The increase in net sales resulted from the inclusion of the operating results of the Recently Acquired Subsidiaries after their acquisition.

Gross profit. Gross profit for the three months ended December 31, 1998 was $21,772, an increase of $6,497, or 42.5%, as compared to the quarter ended December 31, 1997. The increase in gross profit resulted from the inclusion of the operating results of the Recently Acquired Subsidiaries after their acquisition. Gross profit as a percentage of net sales decreased to 18.9% for the three months ended December 31, 1998 from 26.3% for the quarter ended December 31, 1997. The decline in gross profit percentage is attributable to a greater percentage of sales of lower margin industrial products in the three months ended December 31, 1998 as compared to the three months ended December 31, 1997.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended December 31, 1998 were $8,260, an increase of $3,362, or 68.6%, as compared to the $4,898 for the quarter ended December 31, 1997. Approximately $2,800 of the increase was due to the inclusion of the operating results of the Recently Acquired Subsidiaries and the remainder of the increase was due to professional and other expenses related to completed and potential acquisitions. As a percentage of net sales, selling, general and administrative expenses decreased from 8.4% for the quarter ended December 31, 1997 to 7.2% for the three months ended December 31, 1998. The decrease in selling, general and administrative expenses as a percentage of net sales was mainly due to expenses being spread over a larger revenue base with the inclusion of the Recently Acquired Subsidiaries.

Amortization of intangible assets. Amortization of intangible assets was $3,415 for the three months ended December 31, 1998, an increase of $2,003, or 141.9%, as compared to the $1,412 for the quarter ended December 31, 1997. The increase is due to the increased amortization of goodwill and identifiable intangible assets from the Recently Acquired Subsidiaries.

Operating income. Operating income was $10,097 for the three months ended December 31, 1998, an increase of $1,132, or 12.6%, from the quarter ended December 31, 1997. The improvement in operating income was achieved for the reasons discussed above under gross profit. As a percentage of net sales, operating income decreased from 15.5% for the quarter ended December 31, 1997 to 8.8% for the three months ended December 31, 1998. The decrease in operating income percentage was due to the factors discussed above under gross profit, as well as increased amortization of intangible assets.

Net interest expense. Net interest expense was $9,907 for the three months ended December 31, 1998 compared to $5,840 for the quarter ended December 31, 1997. The increased interest expense resulted from the interest on the drawings under the Company's Senior Bank Facilities and the Senior Subordinated Notes used to finance the purchase of the Recently Acquired Subsidiaries.

Provision for income taxes. The provision for income taxes for the three months ended December 31, 1998 and 1997 is higher than the amount computed by applying the statutory rate of approximately 40% to income before income taxes mainly due to the amortization of goodwill which is not deductible for income tax purposes.


LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

On April 30, 1997, the Company issued $150.0 million principal amount of 11-1/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") and entered into a credit agreement providing for term loans of $45.0 million and a revolving credit facility of up to $50.0 million, as amended (the "Senior Bank Facility" or "Credit Agreement"). On July 1, 1997, the Company issued an additional $45.0 million principal amount of Senior Subordinated Notes and used the proceeds of $47.6 million to pay the term loans, the accrued interest thereon and related fees and expenses. On April 3, 1998, in connection with the acquisition of Mercer, the Company amended the Credit Agreement to provide availability of $75.0 million of term loans to the Company (consisting of $20.0 million of Tranche A Loans and $55.0 million of Tranche B Loans) in addition to the Company's existing $50.0 million Revolving Credit Facility. On September 8, 1998, in connection with the acquisition of Dalton and the contribution of the capital stock of ACP, the Company amended and restated the Credit Agreement to provide for additional Tranche B Loans in an aggregate principal amount of $70.0 million and an Acquisition Loan Facility in aggregate principal amount outstanding at any one time not to exceed $50.0 million. On November 24, 1998, the Company sold $87.0 million principal amount of Senior Subordinated Notes, using a portion of the proceeds to finance the acquisition of Cast Alloys and $29 million of the proceeds to pay down borrowings under the Acquisition Loan Facility. The remaining proceeds are to be used for general corporate purposes.

The Company's liquidity needs will arise primarily from debt service on the above indebtedness, working capital needs and funding of capital expenditures and additional acquisitions. Borrowings under the Senior Bank Facilities bear interest at variable interest rates. The Senior Bank Facility imposes restrictions on the Company's ability to make capital expenditures and both the Senior Bank Facility and the indentures governing the Senior Subordinated Notes limit the Company's ability to incur additional indebtedness. The covenants contained in the Senior Bank Facility also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, prepay the Senior Subordinated Notes or amend the indentures, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities.

For the three months ended December 31, 1998 and December 31, 1997, capital expenditures were $6,856 and $1,612, respectively. The $5,244 increase in capital expenditures was primarily the result of planned enhancements to certain equipment in the manufacturing area, including significant expenditures at ACP and Deeter, which were acquired in fiscal 1998.

The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under its Senior Bank Facilities. Net cash from operating activities for the three months ended December 31, 1998 was $6,780, an increase of $4,307 from $2,473 for the three months ended December 31, 1997. The increase in net cash from operating activities was primarily the result of increased cash flow from the Recently Acquired Subsidiaries and improved control of inventory and accounts receivable balances.

The Company believes that cash generated from operations and existing revolving lines of credit under the Senior Bank Facilities will be sufficient to meet its normal operating requirements, including working capital needs and interest payments on the Company's outstanding indebtedness.

YEAR 2000

The Company and its subsidiaries have conducted an evaluation of the actions necessary in order to ensure that their computer systems will be able to function without disruption with respect to the application of dating systems in the Year 2000. As a result of this evaluation, each company within the consolidated entity is engaged in the process of upgrading, replacing and testing certain of its information and other computer systems in order to operate without disruption due to Year 2000 issues. The Company's remedial actions are scheduled to be completed during the first quarter of 1999 and those of its subsidiaries are anticipated to be completed prior to the third quarter of 1999. The Company will utilize both internal and external resources to reprogram, or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $560,000 and is being funded through operating cash flows. Through December 31, 1998, the Company has incurred approximately $433,000 related to all phases of the Year 2000 project. All costs relate to repair of hardware and software and are being expensed as incurred. The subsidiaries are using mainly internal resources to complete their Year 2000 projects and their costs are not expected to be material to their operations and financial position and are being expensed as incurred.

Although there can be no assurance that the remedial actions being implemented by the Company and its subsidiaries will address every issue relating to the Year 2000 issue, the Company believes it is unlikely that any disruptions resulting from the Year 2000 issue would have a significant impact on its overall operations. In addition to its investigations of its own systems, the Company has begun assessing the Year 2000 readiness of its important vendors and customers. Management believes that all of its important critical vendors and customers either have or will have addressed any problems associated with the Year 2000 issue such that there will be no significant deterioration in future business dealings due to this issue.

As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company might be unable to take customer orders, ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

The Company currently has no formal contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion during the second quarter of 1999 and determine whether such a plan is necessary.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Senior Bank Facilities. If market interest rates for such borrowings average 1% more during the remainder of the fiscal year ended September 30, 1999 than they did during the quarter ended December 31, 1998, the Company's interest expense would increase, and income before income taxes would decrease by approximately $1.1 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

                             NEENAH FOUNDRY COMPANY
                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
      None.

Item 2. CHANGES IN SECURITIES
      None.

Item 3. DEFAULTS UPON SENIOR SECURITIES
      None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

Item 5. OTHER INFORMATION
      None.

ITEM    6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27 -  Financial Data Schedule

(b) Reports on Form 8-K

       The Company filed four reports on Form 8-K during the quarter ended December 31, 1998. The first report, a Form 8-K/A dated November 5, 1998, amended the pro forma financial information previously filed related to the acquisition of Mercer Forge Corporation. The remaining three reports, which were all on Form 8-K/A and dated November 6, 1998, November 19, 1998 and November 20, 1998, provided and amended the required historical and pro forma financial information related to the acquisition of Dalton Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NEENAH FOUNDRY COMPANY


DATE:    February 11, 1999       /s/ Gary LaChey
                                 -----------------------------------------------
                                 Gary LaChey
                                 Vice President-Finance, Secretary & Treasurer
                                 (Principal Financial Officer and Duly
                                 Authorized Officer)