Form 10-Q
period 1999-03-31
NEENAH FOUNDRY CO
filed 1999-05-17
CIK 1040599

                     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to
                                    ----------    ---------

                        Commission File Number 333-28751

                             NEENAH FOUNDRY COMPANY
      (Exact name of each registrant as it appears in its charter)

          Wisconsin                                    39-1580331
 (State or other jurisdiction of               (IRS Employer ID Number)
incorporation or organization)


2121 Brooks Avenue,  P.O. Box 729, Neenah, Wisconsin              54957
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, Class A, $100 par value- 1,000 shares as of April 30, 1999 Common Stock, Class B, $100 par value- 0 shares as of April 30, 1999

                             NEENAH FOUNDRY COMPANY
                                 Form 10-Q Index
                      For the Quarter Ended March 31, 1999


                                                                                                                       Page
Part 1. Financial Information
    Item 1. Financial Statements
         Condensed consolidated balance sheets -- March 31, 1999 and September 30, 1998                                   3
         Condensed consolidated statements of operations -- Three and six months ended March 31, 1999
             and 1998                                                                                                     4
         Condensed consolidated statements of cash flows  --  Six months ended March 31, 1999
             and 1998                                                                                                     5
         Notes to condensed consolidated financial statements -- March 31, 1999                                           6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of                                    8
            Operations

    Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                   13

Part II.  Other Information
   Item 1. Legal Proceedings                                                                                             14
   Item 2. Changes in Securities                                                                                         14
   Item 3. Defaults upon Senior Securities                                                                               14
   Item 4. Submission of Matters to a Vote of Security Holders                                                           14
   Item 5. Other Information                                                                                             14
   Item 6. Exhibits and Reports on Form 8-K                                                                              14

Signatures                                                                                                               14

Exhibit Index                                                                                                            15

                             NEENAH FOUNDRY COMPANY
                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                    March 31          September 30
                                                                      1999             1998(1)
                                                                  ---------------    --------------
                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents .............................         $  26,045          $  19,798
  Accounts receivable, net ..............................            69,707             71,655
  Inventories ...........................................            61,139             40,841
  Refundable income taxes ...............................                --                375
  Deferred income taxes .................................             4,460              4,888
  Other current assets ..................................             6,392              5,060
                                                                  ---------          ---------
                Total current assets ....................           167,743            142,617

Property, plant and equipment ...........................           233,471            198,671
Less accumulated depreciation ...........................            29,597             18,134
                                                                  ---------          ---------
                                                                    203,874            180,537

Identifiable intangible assets, net .....................            68,657             69,904
Goodwill, net ...........................................           198,450            184,181
Other assets ............................................             7,686              7,070
                                                                  ---------          ---------
                                                                  $ 646,410          $ 584,309
                                                                  =========          =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable ......................................         $  33,756          $  29,920
  Income taxes payable ..................................               193                 --
  Accrued liabilities ...................................            34,706             30,326
  Current portion of long-term debt .....................             4,255              4,185
                                                                  ---------          ---------
                Total current liabilities ...............            72,910             64,431
Long-term debt ..........................................           427,394            367,686
Postretirement benefit obligations ......................             5,398              5,220
Deferred income taxes ...................................            67,606             68,069
Other liabilities .......................................            10,882             10,981
                                                                  ---------          ---------
                Total liabilities .......................           584,190            516,387

Commitments and contingencies

STOCKHOLDER'S EQUITY:
    Preferred stock, par value $100 per share --
         authorized 3,000 shares, no shares
         issued or outstanding ..........................                --                 --
    Common stock, par value $100 per share --
         authorized 11,000 shares, issued
         and outstanding 1,000 shares ...................               100                100
  Additional paid in capital ............................            51,317             55,167
  Retained earnings .....................................            12,373             14,225
  Pension liability adjustment ..........................            (1,570)            (1,570)
                                                                  ---------          ---------
                Total stockholder's equity ..............            62,220             67,922
                                                                  ---------          ---------
                                                                  $ 646,410          $ 584,309
                                                                  =========          =========


See notes to condensed consolidated financial statements

(1) The balance sheet as of September 30, 1998 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             NEENAH FOUNDRY COMPANY

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)



                                                            Three Months Ended                Six Months Ended
                                                               March 31,                          March 31,
                                                   ---------------------------------     -----------------------------
                                                        1999              1998               1999            1998
                                                   ---------------   ---------------     --------------   ------------
                                                                       (Restated)                        (Restated)

Net sales ....................................       $ 136,943          $  58,746          $ 252,207          $ 116,734
Cost of sales ................................         116,356             43,330            209,848             86,043
                                                     ---------          ---------          ---------          ---------

Gross profit .................................          20,587             15,416             42,359             30,691
Selling, general and administrative expenses..           8,629              5,238             16,889             10,136
Amortization of intangible assets ............           2,614              1,404              6,029              2,816
                                                     ---------          ---------          ---------          ---------

Total operating expenses .....................          11,243              6,642             22,918             12,952
                                                     ---------          ---------          ---------          ---------

Operating income .............................           9,344              8,774             19,441             17,739
Net interest expense .........................         (10,871)            (5,808)           (20,778)           (11,648)
                                                     ---------          ---------          ---------          ---------

Income (loss) before income taxes ............          (1,527)             2,966             (1,337)             6,091
Provision (credit) for income taxes ..........             (34)             1,482                515              2,991
                                                     ---------          ---------          ---------          ---------

Net income (loss) ............................       $  (1,493)         $   1,484          $  (1,852)         $   3,100
                                                     =========          =========          =========          =========



See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                            (Restated)
                                                                          Six Months        Six Months
                                                                            Ended              Ended
                                                                          March 31,          March 31,
                                                                            1999              1998
                                                                       ---------------    --------------
                                                                                (Unaudited)
OPERATING ACTIVITIES
Net income (loss) ................................................       $ (1,852)         $  3,100
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization .................................         17,609             7,621
   Amortization of deferred financing costs and premium on notes..            548               247
   Deferred income taxes .........................................             23                --
   Changes in operating assets and liabilities ...................           (762)           (3,203)
                                                                         --------          --------
        Net cash provided by operating
        activities ...............................................         15,566             7,765

INVESTING ACTIVITIES
Purchase of property, plant and equipment ........................        (19,808)           (3,486)
Acquisition of Deeter Foundry, Inc. ..............................             --           (20,759)
Acquisition of Cast Alloys, Inc., net of cash acquired of $489 ...        (42,484)               --
                                                                         --------          --------
        Net cash used in investing
        activities ...............................................        (62,292)          (24,245)

FINANCING ACTIVITIES
Proceeds from long-term debt .....................................         91,605             1,380
Payments on long-term debt .......................................        (31,546)           (1,819)
Debt issuance costs ..............................................         (3,236)               --
Return of capital to parent ......................................         (3,850)               --
                                                                         --------          --------
        Net cash provided by (used in) financing
        activities ...............................................         52,973              (439)
                                                                         --------          --------
Increase (decrease) in cash and cash equivalents .................          6,247           (16,919)
Cash and cash equivalents at beginning of period .................         19,798            20,346
                                                                         --------          --------
Cash and cash equivalents at end of period .......................       $ 26,045          $  3,427
                                                                         ========          ========



See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 1999


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah Foundry Company's Annual Report on Form 10-K for the year ended September 30, 1998.

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

NOTE 2 -- INVENTORIES

The components of inventories are as follows:


                                                     March 31        September 30
                                                       1999              1998
                                                  ---------------   ---------------
                                                           (000's omitted)

Raw materials .............................          $10,965         $ 4,550
Work in process and finished goods ........           41,249          28,141
Supplies ..................................            8,925           8,150
                                                     -------         -------
                                                     $61,139         $40,841
                                                     =======         =======




If the FIFO method of inventory valuation had been used on all components, inventories would have been approximately $657 and $499 higher than reported at March 31, 1999 and September 30, 1998, respectively.

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

NOTE 3 -- AQUISITIONS

On March 30, 1998, the Company purchased Deeter Foundry, Inc. ("Deeter"), a manufacturer of gray iron castings, for $20,759 in cash (including direct costs of $313) and a $3,850 note issued by ACP Holding Company payable to the selling shareholders of Deeter which has been accounted for as a contribution to the capital of the Company.

On April 3, 1998, the Company purchased Mercer Forge Corporation ("Mercer"), a manufacturer of forged components, for $47,420 (including direct costs of $525 and net of $154 of acquired cash). The acquisition of Mercer was financed through borrowings under the Tranche B term loan.

On September 8, 1998, the Company purchased Dalton Corporation ("Dalton"), a manufacturer of gray iron castings, for $100,930 (including direct costs of $601 and net of $1,679 of acquired cash). The acquisition of Dalton was financed through drawings under the Tranche B term loan and the Acquisition Loan Facility.

On December 31, 1998, the Company purchased Niemin Porter & Co. d/b/a Cast Alloys, Inc. ("Cast Alloys"), a manufacturer of investment-cast titanium and stainless steel golf club heads, for $42,484 in cash (including direct costs of $1,001 and net of $489 of acquired cash). The acquisition of Cast Alloys was financed out of a portion of the proceeds of the issuance of the Company's 11 1/8% Senior Subordinated Notes due 2007 issued on November 24, 1998. Had the acquisition occurred as of October 1, 1998, there would have been no material proforma effect on net sales or net income for the six months ended March 31, 1999.

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

NOTE 4 -- GUARANTOR SUBSIDIARIES

Neenah Transport, Inc., Hartley Controls Corporation, Deeter Foundry, Inc., Mercer Forge Corporation (and its subsidiary A&M Specialties, Inc.), Dalton Corporation (and its subsidiaries Dalton Corporation, Warsaw Manufacturing Facility, Dalton Corporation, Kendallville Manufacturing Facility, Dalton Corporation, Ashland Manufacturing Facility, and Dalton Corporation, Stryker Machining Facility, Inc.), Advanced Cast Products, Inc. (and its subsidiaries Belcher Corporation and Peerless Corporation) and Niemin Porter & Co. (collectively, the "Guarantor Subsidiaries") are wholly-owned subsidiaries of Neenah Foundry Company and have fully and unconditionally guaranteed the Senior Subordinated Notes on a joint and several basis. The Guarantor Subsidiaries comprise all of the Company's direct and indirect domestic subsidiaries. The separate financial statements of the Guarantor Subsidiaries have not been included herein because management has concluded that such financial statements would not provide additional information that is material to investors.

The following is summarized combined financial information of the Guarantor Subsidiaries. Net sales include net sales to Neenah Foundry Company of $1,695 and $3,199 for the three and six months ended March 31, 1998, respectively.

                                        March 31, 1999
                                     ----------------------
                                        (000's omitted)

Current assets                          $ 83,988
Noncurrent assets                        230,318
Current liabilities                       39,933
Noncurrent liabilities                    32,728


                     Three Months        Six Months
                        Ended             Ended
                     March 31, 1999     March 31, 1999
                     ---------------    --------------
                               (000's omitted)

Net sales            $  96,524          $ 170,595
Gross profit             7,413             16,491
Net loss                (2,707)            (3,834)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which may cause actual results to differ materially from those currently anticipated. The forward-looking statements made herein are made only as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The following discussions compare the results of operations of the Company for the three and six months ended March 31, 1999, to the results of the operations of the Company for the three and six months ended March 31, 1998.

RESULTS OF OPERATIONS  (dollars in thousands)

Three Months Ended March 31, 1999 and 1998

Net sales. Net sales for the three months ended March 31, 1999 were $136,943 which are $78,197 or 133.1% higher than the quarter ended March 31, 1998. The increase in net sales resulted from the inclusion of the operating results of the Recently Acquired Subsidiaries after their acquisition.

Gross profit. Gross profit for the three months ended March 31, 1999 was $20,587, an increase of $5,171, or 33.5%, as compared to the quarter ended March 31, 1998. The increase in gross profit resulted from the inclusion of the operating results of the Recently Acquired Subsidiaries after their acquisition. Gross profit as a percentage of net sales decreased to 15.0% for the three months ended March 31, 1999 from 26.2% for the quarter ended March 31, 1998. The decline in gross profit percentage is attributable to a greater percentage of sales of lower margin industrial products in the three months ended March 31, 1999 as compared to the three months ended March 31, 1998.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 1999 were $8,629, an increase of $3,391, or 64.7%, as compared to the $5,238 for the quarter ended March 31, 1998. The increase was due to the inclusion of the operating results of the Recently Acquired Subsidiaries after their acquisition. As a percentage of net sales, selling, general and administrative expenses decreased from 8.9% for the quarter ended March 31, 1998 to 6.3% for the three months ended March 31, 1999. The decrease in selling, general and administrative expenses as a percentage of net sales was mainly due to expenses being spread over a larger revenue base with the inclusion of the Recently Acquired Subsidiaries.

Amortization of intangible assets. Amortization of intangible assets was $2,614 for the three months ended March 31, 1999, an increase of $1,210, or 86.2%, as compared to the $1,404 for the quarter ended March 31, 1998. The increase is due to the increased amortization of goodwill and identifiable intangible assets from the Recently Acquired Subsidiaries.

Operating income. Operating income was $9,344 for the three months ended March 31, 1999, an increase of $570, or 6.5%, from the quarter ended March 31, 1998. The improvement in operating income was achieved for the reasons discussed above under gross profit. As a percentage of net sales, operating income decreased from 14.9% for the quarter ended March 31, 1998 to 6.8% for the three months ended March 31, 1999. The decrease in operating income percentage was due to the factors discussed above under gross profit, as well as increased amortization of intangible assets.

Net interest expense. Net interest expense was $10,871 for the three months ended March 31, 1999 compared to $5,808 for the quarter ended March 31, 1998. The increased interest expense resulted from the interest on the drawings under the Company's Senior Bank Facilities and the Senior Subordinated Notes used to finance the purchase of the Recently Acquired Subsidiaries.

Provision for income taxes. The provision for income taxes for the three months ended March 31, 1999 and 1998 is higher than the amount computed by applying the statutory rate of approximately 40% to income before income taxes mainly due to the amortization of goodwill which is not deductible for income tax purposes.

Six Months Ended March 31, 1999 and 1998

Net sales. Net sales for the six months ended March 31, 1999 were $252,207 which are $135,473 or 116.1% higher than the six months ended March 31, 1998. The increase in net sales resulted from the inclusion of the operating results of the Recently Acquired Subsidiaries after their acquisition.

Gross profit. Gross profit for the six months ended March 31, 1999 was $42,359, an increase of $11,668, or 38.0%, as compared to the six months ended March 31, 1998. The increase in gross profit resulted from the inclusion of the operating results of the Recently Acquired Subsidiaries after their acquisition. Gross profit as a percentage of net sales decreased to 16.8% for the six months ended March 31, 1999 from 26.3% for the six months ended March 31, 1998. The decline in gross profit percentage is attributable to a greater percentage of sales of lower margin industrial products in the six months ended March 31, 1999 as compared to the six months ended March 31, 1998.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended March 31, 1999 were $16,889, an increase of $6,753, or 66.6%, as compared to the $10,136 for the six months ended March 31, 1998. Approximately $6,400 of the increase was due to the inclusion of the operating results of the Recently Acquired Subsidiaries and the remainder of the increase was due to professional and other expenses related to completed and potential acquisitions. As a percentage of net sales, selling, general and administrative expenses decreased from 8.7% for the six months ended March 31, 1998 to 6.7% for the six months ended March 31, 1999. The decrease in selling, general and administrative expenses as a percentage of net sales was mainly due to expenses being spread over a larger revenue base with the inclusion of the Recently Acquired Subsidiaries.

Amortization of intangible assets. Amortization of intangible assets was $6,029 for the six months ended March 31, 1999, an increase of $3,213, or 114.1%, as compared to the $2,816 for the six months ended March 31, 1998. The increase is due to the increased amortization of goodwill and identifiable intangible assets from the Recently Acquired Subsidiaries.

Operating income. Operating income was $19,441 for the six months ended March 31, 1999, an increase of $1,702, or 9.6%, from the six months ended March 31, 1998. The improvement in operating income was achieved for the reasons discussed above under gross profit. As a percentage of net sales, operating income decreased from 15.2% for the six months ended March 31, 1998 to 7.7% for the six months ended March 31, 1999. The decrease in operating income percentage was due to the factors discussed above under gross profit, as well as increased amortization of intangible assets.

Net interest expense. Net interest expense was $20,778 for the six months ended March 31, 1999 compared to $11,648 for the six months ended March 31, 1998. The increased interest expense resulted from the interest on the drawings under the Company's Senior Bank Facilities and the Senior Subordinated Notes used to finance the purchase of the Recently Acquired Subsidiaries.

Provision for income taxes. The provision for income taxes for the six months ended March 31, 1999 and 1998 is higher than the amount computed by applying the statutory rate of approximately 40% to income before income taxes mainly due to the amortization of goodwill which is not deductible for income tax purposes.


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

For the six months ended March 31, 1999 and March 31, 1998, capital expenditures were $19,808 and $3,486, respectively. The $16,322 increase in capital expenditures was primarily the result of planned enhancements to certain equipment in the manufacturing area, including significant expenditures at ACP and Deeter, which were acquired in fiscal 1998.

The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under its Senior Bank Facilities. Net cash from operating activities for the six months ended March 31, 1999 was $15,566, an increase of $7,801 from $7,765 for the six months ended March 31, 1998. The increase in net cash from operating activities was primarily the result of increased cash flow from the Recently Acquired Subsidiaries and improved control of inventory and accounts receivable balances.

The Company believes that cash generated from operations and existing revolving lines of credit under the Senior Bank Facilities will be sufficient to meet its normal operating requirements, including working capital needs and interest payments on the Company's outstanding indebtedness.

YEAR 2000

The Company and its subsidiaries have conducted an evaluation of the actions necessary in order to ensure that its computer systems will be able to function without disruption with respect to the application of dating systems in the year 2000. As a result of this evaluation, each company within the consolidated entity is engaged in the process of upgrading, replacing and testing certain of its information and other computer systems in order to operate without disruption due to year 2000 issues. The following represents a summary of the status of information systems and non-information systems by subsidiary:

Neenah Foundry Company
Information Systems. As of March 31, 1999, we believe that our information systems are fully compliant with the year 2000. A local consulting firm has been engaged since March, 1998 to assess the adequacy of all Neenah's software and make whatever changes are necessary to be compliant with year 2000 issues. As of March 31, 1999, Neenah completed all assessment, remediation and testing of its software.

Non-Information Systems. With respect to date sensitive non-information systems, Neenah is currently in the assessment phase and is internally checking all computer programs and PC units, including embedded chip technology and microcontrollers, for year 2000 compliance. This phase is expected to be completed by September 30, 1999. Remediation will begin upon completion of the assessment phase and is scheduled to be completed before December 31, 1999 for material programs and equipment. Additionally, we are working with our insurance carrier to develop contingency plans in the event a system failure occurs in our holding furnaces and other equipment used in processing molten metal.

Dalton Corporation

Information Systems. An internal task force was created to access all information systems to test their compliance with year 2000 issues. The task force has completed the assessment phase and is currently in the remediation phase. The remediation phase is expected to be completed by September 30, 1999 with all critical systems year 2000 compliant.

Non-Information Systems. Most of Dalton's non-information systems used in the operation of its facility are not date sensitive. With respect to date sensitive non-information systems, Dalton is currently in the assessment phase and is internally checking all computer programs and equipment that are date sensitive as well as embedded chip technology and microcontrollers for year 2000 compliance. Remediation will begin upon completion of the assessment phase and is scheduled to be completed before December 31, 1999 for material programs and equipment. Additionally, we are working with our insurance carrier to develop contingency plans in the event a system failure occurs in our holding furnaces or other equipment used in processing molten metal.

Advanced Cast Products
Information Systems. An internal task force has reviewed all financial and information systems currently in use and has determined that all existing systems are year 2000 compliant.

Non-Information Systems. We believe all computer numeric controls and other controls within the operation are year 2000 compliant.

Mercer Forge Corporation
Information Systems. New year 2000 compliant software has been installed and is fully operative for information systems.

Non-Information Systems. Older PC's are currently being replaced and custom programs are being reviewed and updated where necessary. Manufacturing programmable controllers and computer numeric controls have been analyzed for year 2000 problems and we believe no problems exist that will have any material adverse effect on the business. The total review process is expected to be completed by September 30, 1999.

Deeter Foundry
Information Systems. New year 2000 compliant software has been installed and is fully operating for information systems.

Non-information systems. With respect to non-information systems, Deeter has just completed major renovations in the melting and sand system areas. As a result, all of these systems are compliant with Year 2000 issues.

Cast Alloys, Inc.
Information Systems. Cast Alloys has assembled a year 2000 task force consisting of representatives from each company location to complete the assessment phase, conduct research, complete testing and create contingency plans at Cast Alloys. The task force has estimated that the cost to render the financial software year 2000 compliant is $25,000. This new year 2000 compliant software has not yet been purchased. The task force review is expected to be completed by September 20, 1999. The remediation phase is expected to be completed prior to December 31, 1999. Contingency plans will be completed prior to December 31, 1999 for those areas in which remediation is not feasible.

Non-Information Systems. With respect to non-information systems, Cast Alloys is in the assessment phase and is currently internally reviewing all critical systems as well as embedded chip technology and microcontrollers to make sure they are year 2000 compliant. The assessment and remediation phase is expected to be completed by September 30, 1999.

In addition to investigations of its own systems, the Company has begun assessing the Year 2000 readiness of its important vendors and customers. Key customers, vendors and service providers have been queried about their year 2000 readiness and their responses are being analyzed.

The Company serves over 17,000 active customers in the municipal business. No one customer accounts for a significant percentage of the total business. Three key customers comprise over 60% of the Company's industrial sales. These customers are very large manufacturers. Dialogue concerning year 2000 compliance is ongoing. The Company mailed an inquiry letter to its 32 vendors regarding their compliance with the year 2000. All 32 vendors have responded that they are currently year 2000 compliant or will be by the end of the calendar year.

Utility companies are the most critical vendors for the foundry operation. The Company is engaged in ongoing discussions with each provider. We have been assured that each utility company will be year 2000 compliant. Although other vendors supply critical raw materials, any year 2000 compliance problems would only result in temporary shortages which would not seriously jeopardize the overall business.

In summary, we believe that all our important critical vendors and customers either have or will have addressed any problems associated with the year 2000 issue such that there will be no significant deterioration in future business dealings due to this issue.

Costs specifically associated with renovating software for year 2000 readiness are funded through operating cash flows and expensed as incurred. Year 2000 related costs have not had a material effect on the Company's financial position or results of operations. The Company and subsidiaries expect to incur total costs (capital and expense) in the range of $1.5 to $2.0 million on the year 2000 problem of which a total of approximately 25% to 30% is remaining to be incurred. Costs of replacing some of the systems with Year 2000 complaint systems (including both hardware and software) that have an extended useful life in excess of one year have been appropriately capitalized.

Although there can be no assurance that the remedial actions being implemented by the Company and its subsidiaries will address every issue relating to the year 2000 issue, the Company believes it is unlikely that any disruptions resulting from the year 2000 issue would have a significant impact on its overall operations. Although it is highly unlikely that the Company will face year 2000 issues that significantly impact its overall operations, business continuity plans may have to be developed later this year should facts and circumstances dictate such a strategy to handle potential contingencies regarding unforeseen Y2K problems. Up to this point, no critical informational technology projects have been either delayed or curtailed due to Year 2000 efforts. In addition, the Company and subsidiaries have not experienced any significant Year 2000 problems to date.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Senior Bank Facilities. If market interest rates for such borrowings had averaged 1% more during the six months ended March 31, 1999, the Company's interest expense would increase, and income before income taxes would decrease by approximately $0.8 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

                             NEENAH FOUNDRY COMPANY
                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
      None.

Item 2. CHANGES IN SECURITIES
      None.

Item 3. DEFAULTS UPON SENIOR SECURITIES
      None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

Item 5. OTHER INFORMATION
      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27 -    Financial Data Schedule

(b) Reports on Form 8-K

      The Company filed one report on Form 8-K during the quarter ended March 31, 1999. The report, dated January 14, 1999, disclosed that the Company had acquired Niemin Porter & Co., a California corporation d/b/a Cast Alloys, Inc.

                                                       SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NEENAH FOUNDRY COMPANY


DATE:   May 10, 1999                        /s/ Gary LaChey
                                            ------------------------------------
                                             Gary LaChey
                                            Vice President-Finance, Secretary &
                                            Treasurer
                                            (Principal Financial Officer and
                                            Duly Authorized Officer)