Form 10-Q
period 1999-06-30
NEENAH FOUNDRY CO
filed 1999-08-12
CIK 1040599

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, Class A, $100 par value- 1,000 shares as of July 31, 1999 Common Stock, Class B, $100 par value- 0 shares as of July 31, 1999

                             NEENAH FOUNDRY COMPANY
                                Form 10-Q Index
For the Quarter Ended June 30, 1999


                                                                                                              Page
                                                                                                              ----
Part 1. Financial Information
    Item 1. Financial Statements
          Condensed consolidated balance sheets -- June 30, 1999 and September 30, 1998                         3
          Condensed consolidated statements of operations -- Three and nine months ended June 30, 1999
              and 1998                                                                                          4
          Condensed consolidated statements of cash flows  --  Nine months ended June 30, 1999
              and 1998                                                                                          5
          Notes to condensed consolidated financial statements -- June 30, 1999                                 6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of                          8
           Operations

    Item 3. Quantitative and Qualitative Disclosures About Market Risk                                         13

Part II.  Other Information
   Item 1. Legal Proceedings                                                                                   14
   Item 2. Changes in Securities                                                                               14
   Item 3. Defaults upon Senior Securities                                                                     14
   Item 4. Submission of Matters to a Vote of Security Holde                                                   14
   Item 5. Other Information                                                                                   14
   Item 6. Exhibits and Reports on Form 8-K                                                                    14

Signatures                                                                                                     14

Exhibit Index                                                                                                  15

                             NEENAH FOUNDRY COMPANY
                         PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                 June 30         September 30
                                                                   1999            1998(1)
                                                              ---------------   ---------------
                                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents .............................     $       11,563    $    19,798
  Accounts receivable, net ..............................             72,710         71,655
  Inventories ...........................................             57,653         40,841
  Refundable income taxes ...............................              1,858            375
  Deferred income taxes .................................              5,008          4,888
  Other current assets ..................................              5,750          5,060
                                                              --------------   ------------
             Total current assets .......................            154,542        142,617

Property, plant and equipment ...........................            244,703        198,671
Less accumulated depreciation ...........................             35,761         18,134
                                                              --------------   ------------
                                                                     208,942        180,537

Identifiable intangible assets, net .....................             67,106         69,904
Goodwill, net ...........................................            197,093        184,181
Other assets ............................................              7,310          7,070
                                                              --------------   ------------
                                                               $     634,993    $   584,309
                                                              ==============   ============
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable ......................................      $      28,102    $    29,920
  Income taxes payable ..................................                  -              -
  Accrued liabilities ...................................             28,553         30,326
  Current portion of long-term debt .....................              4,274          4,185
                                                              --------------   ------------
             Total current liabilities ..................             60,929         64,431
Long-term debt ..........................................            426,138        367,686
Postretirement benefit obligations ......................              5,490          5,220
Deferred income taxes ...................................             67,534         68,069
Other liabilities .......................................             10,844         10,981
                                                              --------------   ------------
             Total liabilities ..........................            570,935        516,387

Commitments and contingencies

STOCKHOLDER'S EQUITY:
    Preferred stock, par value $100 per share --
         authorized 3,000 shares, no shares
         issued or outstanding ..........................                  -              -
    Common stock, par value $100 per share --
         authorized 11,000 shares, issued
         and outstanding 1,000 shares ...................                100            100
  Additional paid in capital ............................             51,317         55,167
  Retained earnings .....................................             14,211         14,225
  Pension liability adjustment ..........................             (1,570)        (1,570)
                                                              --------------    -----------
             Total stockholder's equity .................             64,058         67,922
                                                              --------------    -----------
                                                                $    634,993    $   584,309
                                                              ==============    ===========

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

                             NEENAH FOUNDRY COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                         Three Months Ended                 Nine months ended
                                                              June 30,                          June 30,
                                                  --------------------------------     -----------------------------
                                                       1999               1998            1999              1998
                                                  -------------       ------------     -----------       -----------
                                                                       (Restated)                      (Restated)

Net sales .....................................    $    140,361       $   84,688       $   392,568       $   201,422
Cost of sales .................................         113,691           60,800           323,539           146,843
                                                   ------------       ----------       -----------       -----------
Gross profit ..................................          26,670           23,888            69,029            54,579
Selling, general and administrative expenses...           9,516            6,157            26,405            16,293
Amortization of intangible assets .............           2,611            2,179             8,640             4,995
                                                   ------------       ----------       -----------       -----------
Total operating expenses ......................          12,127            8,336            35,045            21,288
                                                   ------------       ----------       -----------       -----------
Operating income ..............................          14,543           15,552            33,984            33,291
Net interest expense ..........................          10,571            7,588            31,349            19,236
                                                   ------------       ----------       -----------       -----------
Income before income taxes ....................           3,972            7,964             2,635            14,055
Provision for income taxes ....................           2,134            3,539             2,649             6,530
                                                   ------------       ----------       -----------       -----------
Net income (loss) .............................    $      1,838       $    4,425       $       (14)      $     7,525
                                                   ============       ==========       ===========       ===========

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                         (Restated)
                                                                         Nine Months     Nine Months
                                                                            Ended           Ended
                                                                           June 30,        June 30,
                                                                             1999            1998
                                                                       --------------- ---------------
                                                                                 (Unaudited)
OPERATING ACTIVITIES
Net income (loss) ................................................     $         (14)   $       7,525
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization .................................            26,385           12,934
   Amortization of deferred financing costs and premium on notes                 865              503
   Deferred income taxes .........................................              (597)               -
   Changes in operating assets and liabilities ...................           (13,008)         (10,534)
                                                                       -------------    -------------
        Net cash provided by operating
        activities ...............................................            13,631           10,428

INVESTING ACTIVITIES
Purchase of property, plant and equipment ........................           (31,040)          (6,866)
Acquisition of Deeter Foundry, Inc. ..............................                 -          (20,759)
Acquisition of Mercer Forge Corporation ..........................                 -          (47,420)
Acquisition of Cast Alloys, Inc., net of cash acquired of $489....           (42,717)               -
                                                                       -------------    -------------
        Net cash used in investing
        activities ...............................................           (73,757)         (75,045)

FINANCING ACTIVITIES
Proceeds from long-term debt .....................................            91,605           57,302
Payments on long-term debt .......................................           (32,628)          (2,147)
Debt issuance costs ..............................................            (3,236)          (1,143)
Return of capital to parent ......................................            (3,850)               -
                                                                       -------------    -------------
        Net cash provided by financing
        activities ...............................................            51,891           54,012
                                                                       -------------    -------------
Decrease in cash and cash equivalents ............................            (8,235)         (10,605)
Cash and cash equivalents at beginning of period .................            19,798           20,346
                                                                       -------------    -------------
Cash and cash equivalents at end of period .......................     $      11,563    $       9,741
                                                                       =============    =============

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 June 30, 1999


NOTE 1 -- BASIS OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah Foundry Company's Annual Report on Form 10-K for the year ended September 30, 1998.

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

NOTE 2 -- INVENTORIES

The components of inventories are as follows:

                                                            June 30      September 30
                                                              1999           1998
                                                         ------------  ---------------
                                                                (000's omitted)

Raw materials ..................................         $     10,673   $        4,550
Work in process and finished goods .............               37,891           28,141
Supplies .......................................                9,089            8,150
                                                         ------------   --------------
                                                               57,653   $       40,841
                                                         ============   ==============

If the FIFO method of inventory valuation had been used on all components, inventories would have been approximately $690 and $499 higher than reported at June 30, 1999 and September 30, 1998, respectively.

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

NOTE 3 - - ACQUISITIONS

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

On December 31, 1998, the Company purchased Niemin Porter & Co. d/b/a Cast Alloys, Inc. ("Cast Alloys"), a manufacturer of investment-cast titanium and stainless steel golf club heads, for $42,717 in cash (including direct costs of $1,206 and net of $489 of acquired cash). The acquisition of Cast Alloys was financed out of a portion of the proceeds of the issuance of the Company's 11 1/8% Senior Subordinated Notes due 2007 issued on November 24, 1998. Had the acquisition occurred as of October 1, 1998, there would have been no material proforma effect on net sales or net income for the nine months ended June 30, 1999.

The acquisitions of Deeter, Mercer, Dalton and Cast Alloys (the "Recently Acquired Subsidiaries") have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated on the basis of fair values to the underlying assets acquired and liabilities assumed. The allocation of the purchase price paid for Cast Alloys was based on preliminary estimates of fair values and will be revised when final amounts of fair values are determined. The excess of the cost of acquisition over the fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. The operating results of Deeter, Mercer, Dalton and Cast Alloys are included in the consolidated statements of income since the date of their respective acquisition.


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

The following is summarized combined financial information of the Guarantor Subsidiaries. Net sales include net sales to Neenah Foundry Company of $2,210 and $5,409 for the three and nine months ended June 30, 1999 respectively.


                                                                June 30, 1999
                                                              ------------------
                                                                (000's omitted)
Current assets                                                $           71,017
Noncurrent assets                                                        233,490
Current liabilities                                                       32,909
Noncurrent liabilities                                                    32,535


                                               Three Months      Nine Months
                                                  Ended             Ended
                                               June 30, 1999    June 30, 1999
                                               -------------    -------------
                                                       (000's omitted)
Net sales                                      $       89,074   $     259,669
Gross profit                                            7,058          23,549
Net loss                                               (2,588)         (6,422)

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


The following discussions compare the results of operations of the Company for the three and nine months ended June 30, 1999, to the results of the operations of the Company for the three and nine months ended June 30, 1998.

RESULTS OF OPERATIONS  (dollars in thousands)

Three Months Ended June 30, 1999 and 1998

Net sales. Net sales for the three months ended June 30, 1999 were $140,361 which are $55,673 or 65.7% higher than the quarter ended June 30, 1998. The increase in net sales resulted from the inclusion of the operating results of the Recently Acquired Subsidiaries after their acquisition.

Gross profit. Gross profit for the three months ended June 30, 1999 was $26,670, an increase of $2,782, or 11.6%, as compared to the quarter ended June 30, 1998. The increase in gross profit resulted from the inclusion of the operating results of the Recently Acquired Subsidiaries after their acquisition. Gross profit as a percentage of net sales decreased to 19.0% for the three months ended June 30, 1999 from 28.2% for the quarter ended June 30, 1998. The decline in gross profit percentage is partially attributable to a greater percentage of sales of lower margin industrial products in the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Also, gross profit was negatively impacted by a strike at Mercer which began in April, 1999 and was settled in July, 1999 as well as the inclusion in the quarter ended June 30, 1999 of the operations of Cast Alloys, which was acquired on December 31, 1998 and whose gross profit for the three months ended June 30, 1999 was break even.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 1999 were $9,516, an increase of $3,359, or 54.6%, as compared to the $6,157 for the quarter ended June 30, 1998. The increase was due to the inclusion of the operating results of the Recently Acquired Subsidiaries after their acquisition. As a percentage of net sales, selling, general and administrative expenses decreased from 7.3% for the quarter ended June 30, 1998 to 6.8% for the three months ended June 30, 1999. The decrease in selling, general and administrative expenses as a percentage of net sales was mainly due to expenses being spread over a larger revenue base with the inclusion of the Recently Acquired Subsidiaries.

Amortization of intangible assets. Amortization of intangible assets was $2,611 for the three months ended June 30, 1999, an increase of $432, or 19.8%, as compared to the $2,179 for the quarter ended June 30, 1998. The increase is due to the increased amortization of goodwill and identifiable intangible assets from the Recently Acquired Subsidiaries.

Operating income. Operating income was $14,543 for the three months ended June 30, 1999, a decrease of $1,009, or 6.5%, from the quarter ended June 30, 1998. The decrease in operating income was caused by the reasons discussed above under gross profit. As a percentage of net sales, operating income decreased from 18.4% for the quarter ended June 30, 1998 to 10.4% for the three months ended June 30, 1999. The decrease in operating income percentage was due to the factors discussed above under gross profit, as well as increased amortization of intangible assets.

Net interest expense. Net interest expense was $10,571 for the three months ended June 30, 1999 compared to $7,588 for the quarter ended June 30, 1998. The increased interest expense resulted from the interest on the drawings under the Company's Senior Bank Facilities and the Senior Subordinated Notes used to finance the purchase of the Recently Acquired Subsidiaries.

Provision for income taxes. The provision for income taxes for the three months ended June 30, 1999 and 1998 is higher than the amount computed by applying the statutory rate of approximately 40% to income before income taxes mainly due to the amortization of goodwill which is not deductible for income tax purposes.

Nine months ended June 30, 1999 and 1998

Net sales. Net sales for the nine months ended June 30, 1999 were $392,568 which are $191,146 or 94.9% higher than the nine months ended June 30, 1998. The increase in net sales resulted from the inclusion of the operating results of the Recently Acquired Subsidiaries after their acquisition.

Gross profit. Gross profit for the nine months ended June 30, 1999 was $69,029, an increase of $14,450, or 26.5%, as compared to the nine months ended June 30, 1998. The increase in gross profit resulted from the inclusion of the operating results of the Recently Acquired Subsidiaries after their acquisition. Gross profit as a percentage of net sales decreased to 17.6% for the nine months ended June 30, 1999 from 27.1% for the nine months ended June 30, 1998. The decline in gross profit percentage is partially attributable to a greater percentage of sales of lower margin industrial products in the nine months ended June 30, 1999 as compared to the nine months ended June 30, 1998. Also, gross profit was negatively impacted by a strike at Mercer which began in April, 1999 and was settled in July, 1999 as well as the inclusion of Cast Alloys operations since its acquisition on December 31, 1998. The operations of Cast Alloys have resulted in a negative gross profit since its acquisition.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended June 30, 1999 were $26,405, an increase of $10,112, or 62.1%, as compared to the $16,293 for the nine months ended June 30, 1998. Approximately $8,100 of the increase was due to the inclusion of the operating results of the Recently Acquired Subsidiaries and the remainder of the increase was due to professional and other expenses related to completed and potential acquisitions. As a percentage of net sales, selling, general and administrative expenses decreased from 8.1% for the nine months ended June 30, 1998 to 6.7% for the nine months ended June 30, 1999. The decrease in selling, general and administrative expenses as a percentage of net sales was mainly due to expenses being spread over a larger revenue base with the inclusion of the Recently Acquired Subsidiaries.

Amortization of intangible assets. Amortization of intangible assets was $8,640 for the nine months ended June 30, 1999, an increase of $3,645, or 73.0%, as compared to the $4,995 for the nine months ended June 30, 1998. The increase is due to the increased amortization of goodwill and identifiable intangible assets from the Recently Acquired Subsidiaries.

Operating income. Operating income was $33,984 for the nine months ended June 30, 1999, an increase of $693, or 2.1%, from the nine months ended June 30, 1998. The improvement in operating income was due to the inclusion of the operating results of the Recently Acquired Subsidiaries. As a percentage of net sales, operating income decreased from 16.5% for the nine months ended June 30, 1998 to 8.7% for the nine months ended June 30, 1999. The decrease in operating income percentage was due to the factors discussed above under gross profit, as well as increased amortization of intangible assets.

Net interest expense. Net interest expense was $31,349 for the nine months ended June 30, 1999 compared to $19,236 for the nine months ended June 30, 1998. The increased interest expense resulted from the interest on the drawings under the Company's Senior Bank Facilities and the Senior Subordinated Notes used to finance the purchase of the Recently Acquired Subsidiaries.

Provision for income taxes. The provision for income taxes for the nine months ended June 30, 1999 and 1998 is higher than the amount computed by applying the statutory rate of approximately 40% to income before income taxes mainly due to the amortization of goodwill which is not deductible for income tax purposes.


LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

On April 30, 1997, the Company issued $150.0 million principal amount of 11-1/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") and entered into a credit agreement providing for term loans of $45.0 million and a revolving credit facility of up to $50.0 million, as amended (the "Senior Bank Facility" or "Credit Agreement"). On July 1, 1997, the Company issued an additional $45.0 million principal amount of Senior Subordinated Notes and used the proceeds of $47.6 million to pay the term loans, the accrued interest thereon and related fees and expenses. On April 3, 1998, in connection with the acquisition of Mercer, the Company amended the Credit Agreement to provide availability of $75.0 million of term loans to the Company (consisting of $20.0 million of Tranche A Loans and $55.0 million of Tranche B Loans) in addition to the Company's existing $50.0 million Revolving Credit Facility. On September 8, 1998, in connection with the acquisition of Dalton and the contribution of the capital stock of ACP, the Company amended and restated the Credit Agreement to provide for additional Tranche B Loans in an aggregate principal amount of $70.0 million and an Acquisition Loan Facility in aggregate principal amount outstanding at any one time not to exceed $50.0 million. On November 24, 1998, the Company sold $87.0 million principal amount of Senior Subordinated Notes, using $42.7 million of the total proceeds of $86.8 million (net of debt issuance costs) to finance the acquisition of Cast Alloys and $29.0 million of the proceeds to pay down borrowings under the Acquisition Loan Facility and used the remaining proceeds for general corporate purposes.

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

For the nine months ended June 30, 1999 and June 30, 1998, capital expenditures were $31,040 and $6,866, respectively. The $24,174 increase in capital expenditures was primarily the result of planned enhancements to certain equipment in the manufacturing area, including significant expenditures at ACP and Deeter, which were acquired in fiscal 1998.

The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under its Senior Bank Facilities. Net cash from operating activities for the nine months ended June 30, 1999 was $13,631, an increase of $3,203 from $10,428 for the nine months ended June 30, 1998. The increase in net cash from operating activities was primarily the result of increased cash flow from the Recently Acquired Subsidiaries.

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

Neenah Foundry Company
Information Systems. As of June 30, 1999, we believe that our information systems are fully compliant with the year 2000. A local consulting firm has been engaged since March, 1998 to assess the adequacy of all Neenah's software and make whatever changes are necessary to be compliant with year 2000 issues. As of June 30, 1999, Neenah completed all assessment, remediation and testing of its software.

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


Dalton Corporation
Information Systems. The task force organized to address year 2000 issues at Dalton Corporation has completed its inventory, assessment, and remediation phases for all critical systems. Testing is complete on all critical systems with the exception of the general ledger, payroll, and miscellaneous mainframe reporting systems which are scheduled to be completed by September 30, 1999. In addition, installation and implementation of a new release of QAS software at the Warsaw facility is also scheduled to be completed by September 30, 1999 with all critical systems year 2000 compliant prior to December 31, 1999.

Non-Information Systems. Virtually all of Dalton's non-information systems used in the operation of its facility are not date sensitive. All date sensitive non-information systems have been inventoried, assessed, and remediated. Final testing for all material and equipment programs will be completed prior to December 31, 1999. Additionally, we are working with our insurance carrier to develop contingency plans in the event a system failure occurs in our holding furnaces or other equipment used in processing molten metal.

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

Cast Alloys, Inc.
Information Systems. Cast Alloys has assembled a year 2000 task force consisting of representatives from each company location to complete the assessment phase, conduct research, complete testing and create contingency plans at Cast Alloys. The task force has estimated that the cost to render the financial software year 2000 compliant is $25,000. This new year 2000 compliant software has been purchased and will be installed in August, 1999. The remediation phase is expected to be completed prior to September 30, 1999. Contingency plans will be completed prior to December 31, 1999 for those areas in which remediation is not feasible.

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

Costs specifically associated with renovating software for year 2000 readiness are funded through operating cash flows and expensed as incurred. Year 2000 related costs have not had a material effect on the Company's financial position or results of operations. The Company and subsidiaries expect to incur total costs (capital and expense) in the range of $1.5 to $2.0 million on the year 2000 problem of which a total of approximately 20% to 25% is remaining to be incurred. Costs of replacing some of the systems with Year 2000 complaint systems (including both hardware and software) that have an extended useful life in excess of one year have been appropriately capitalized.

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

Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Senior Bank Facilities. If market interest rates for such borrowings had averaged 1% more during the nine months ended June 30, 1999, the Company's interest expense would increase, and income before income taxes would decrease by approximately $1.1 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

                             NEENAH FOUNDRY COMPANY
                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
      None.

Item 2. CHANGES IN SECURITIES
      None.

Item 3. DEFAULTS UPON SENIOR SECURITIES
      None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

Item 5. OTHER INFORMATION
      None.

ITEM   6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27 -    Financial Data Schedule

(b) Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended June 30, 1999.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NEENAH FOUNDRY COMPANY


DATE:     August 12, 1999         /s/ Gary LaChey
                                  ----------------------------------------------
                                  Gary LaChey
                                  Vice President-Finance, Secretary & Treasurer
                                  (Principal Financial Officer and Duly
                                  Authorized Officer)