Form 10-K
period 1999-09-30
NEENAH FOUNDRY CO
filed 1999-12-28
CIK 1040599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934.
                  For the fiscal year ended September 30,1999.


[ ] Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange
                                  Act of 1934

                      For the transition period from      to
                                                     ----    ----

                        Commission file number 333-28751

                             NEENAH FOUNDRY COMPANY
             (Exact name of registrant as it appears in its charter)

         Wisconsin                                                39-1580331
(State or other jurisdiction of                        (IRS Employer ID Number)
 Incorporation or organization)

2121 Brooks Avenue, P.O. Box 729, Neenah, Wisconsin                    54957
(Address of principal executive offices)                             (Zip Code)

                                 (920) 725-7000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    NONE

Securities registered pursuant to section 12(g) of the Act:    NONE

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, Class A, $100 par value- 1,000 shares as of November 30, 1999
Common Stock, Class B, $100 par value-     0 shares as of November 30, 1999

                                     PART I
Item 1.    BUSINESS

THE COMPANY (OTHER THAN THE ACQUIRED SUBSIDIARIES)

Overview

     On April 30, 1997, pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement") with NC Merger Company and NFC Castings, Inc., Neenah Corporation (the "Predecessor Company") was acquired by NFC Castings, Inc., a holding company and a wholly owned subsidiary of ACP Holding Company ("ACP Holdings") (the "Merger"). Prior to July 1, 1997, Neenah Foundry Company was one of three wholly owned subsidiaries of Neenah Corporation, a holding company with no significant assets or operations other than its holdings in the common stock of its three wholly owned subsidiaries. On July 1, 1997, Neenah Foundry Company merged with and into Neenah Corporation and the surviving company changed its name to Neenah Foundry Company (the "Company"). Unless otherwise stated in this document or unless the context otherwise requires, references herein to the "Company" include Neenah Foundry Company, Hartley Controls Corporation and Neenah Transport, Inc., and exclude Deeter Foundry, Inc. ("Deeter"), Mercer Forge Corporation ("Mercer"), Dalton Corporation ("Dalton"), Niemen Porter & Co. d/b/a Cast Alloys, Inc. ("Cast Alloys"), and their respective subsidiaries, each of which were acquired and Advanced Cast Products ("ACP") and its respective subsidiaries, whose capital stock was contributed to the Company by ACP Holdings. Deeter, Mercer, Dalton, Cast Alloys and ACP are referred to herein as the "Acquired Subsidiaries." The Company changed its fiscal year end to September 30 from March 31 effective September 30, 1997.

      The Company, founded in 1872, is one of the largest manufacturers of a wide range of high quality ductile and gray iron castings for the heavy municipal market and selected segments of the industrial market. The Company believes it is the largest manufacturer of heavy municipal iron castings in the United States with approximately a 19% market share in calendar year 1998. The Company's broad range of heavy municipal iron castings includes manhole covers and frames, storm sewer frames and grates, heavy duty airport castings, specialized trench drain castings, specialty flood control castings and ornamental tree grates. These municipal castings are sold throughout the United States to state and local government entities, utility companies, precast concrete manhole structure producers and contractors for both new construction and infrastructure replacement. The heavy municipal market generated approximately 44% of the Company's net sales for the year ended September 30, 1999. The Company believes it is also a leading manufacturer of a wide range of complex industrial castings, including castings for medium- and heavy-duty truck drive line components, a broad range of castings for the farm equipment industry and specific components for compressors used in heating, ventilation and air conditioning systems. The industrial market generated approximately 53% of the Company's net sales for the year ended September 30, 1999. In addition, the Company engineers, manufactures and sells customized sand control systems and related products, which are an essential part of the casting process, to other iron foundries. Sales of these sand control systems and related products represented approximately 3% of the Company's net sales for the year ended September 30, 1999.

     The Company currently operates two modern foundries with an annual aggregate rated capacity of approximately 187,000 tons at a single site in Neenah, Wisconsin. From 1985 to 1998, the Company has invested heavily in its production facilities, with approximately $73 million invested in a major plant modernization program from 1985 to 1990. This plant modernization program was a critical part of a long-term strategy to produce higher volume, value-added castings for its existing industrial customers and to penetrate other selected segments of the industrial market, while preserving its position as the leader in the heavy municipal market. This modernization program entailed the closing of the Company's oldest foundry, Plant 1, and the updating of the Company's other two foundries, Plants 2 and 3, which enabled the Company both to produce higher volume, complex castings for selected industrial segments and to improve the Company's cost position in the heavy municipal market. Following the completion of the modernization program, the Company has steadily decreased its production of lower margin products such as axle covers and brake drums and increased the production of higher margin, more complex parts, such as transmission and axle housings. As a result of this strategy, the Company's ongoing improvements in its manufacturing process and increased demand for medium- and heavy-duty truck components have caused net sales and EBITDA to increase.

Products, Customers and Markets

     The Company provides a variety of products to both the heavy municipal and industrial markets. The heavy municipal market is comprised of storm and sanitary sewer castings, manhole covers and frames, and storm sewer frames and grates. It also includes heavy airport castings, specialized trench drain castings, specialty flood control castings and ornamental tree grates. Customers for these products include state and local government entities, utility companies, precast concrete structure producers, and contractors.

    The industrial market is comprised of differential carriers and casings, transmission, gear and axle housings, calipers, yokes, planting and harvesting equipment parts, and compressor components. Customers for these products include medium and heavy-duty truck, farm equipment and heating, ventilating, and air-conditioning manufacturers.

     Heavy Municipal. Based on industry reported data, the Company believes it is the largest manufacturer of heavy municipal iron castings in the United States with an estimated 19% market share in calendar year 1998. The Company's broad heavy municipal product line consists of two general categories of castings, "standard" and "specialty" castings. Standard castings principally consist of storm and sanitary sewer castings that are consistent with pre-existing dimension and strength specifications established by local authorities. Standard castings are generally high volume items that are routinely used in new construction and infrastructure replacement. Specialty castings are generally lower volume, higher margin products which include heavy-duty airport castings, trench drain castings, flood control castings, special manhole and inlet castings and ornamental tree grates. These specialty items are frequently selected and/or specified from the Company's municipal product catalog and its tree grate catalog, which together encompass over 4,400 standard and specialty patterns. For many of these specialty products, the Company believes it is the only manufacturer with existing patterns to produce such a particular casting, although a competing manufacturer could elect to make the investment in patterns or equipment necessary to produce a similar casting.

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

     The Company's industrial castings are primarily sold to a limited number of customers with whom the Company has established a close working relationship. The Company has sold to certain industrial customers for over 20 years and currently has a multi-year arrangement with one of those customers. These customers make purchasing decisions based on, among other things, technical ability, price, service, quality assurance systems, facility capabilities and reputation. However, as in the municipal market, the Company's assistance in product engineering plays an important role in winning bids for industrial castings. The average industrial casting typically takes between 12 and 18 months to go from the design phase to full production and has an average product life cycle of approximately 8 to 10 years. The patterns for industrial castings, unlike the patterns for municipal castings, are owned by the Company's customers rather than the Company. However, such industrial patterns are not readily transferable to other foundries without, in most cases, significant additional investment. Although foundries, including the Company, do not design industrial castings, a close working relationship between a foundry and the customer during a product launch is critical to reduce potential production problems and minimize the customer's risk of incurring lost sales or reputation damage due to a delayed launch. Involvement by a foundry early in the design process generally improves the likelihood that the customer will design a casting within the manufacturing capabilities of such foundry and also improves the likelihood that such foundry will be awarded the casting for full production.

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

Sales and Marketing

     Heavy Municipal. Over its 70 years of heavy municipal market participation, the Company has emphasized sales and marketing and believes it has built a strong reputation for customer service. The Company believes that it is one of the leaders in U.S. heavy municipal casting production and that it has strong name recognition. The Company has the largest sales and marketing effort of any foundry serving the heavy municipal market, including 59 Company employees and 28 commissioned representatives. The dedicated sales force works out of regional sales offices to market the Company's municipal castings to contractors and state and local governmental entities throughout the United States. The Company operates ten regional distribution and sales centers and has two other sales offices in Oklahoma City, Oklahoma and Norwood, Pennsylvania. The Company believes this regional approach enhances its knowledge of local specifications and its position in the heavy municipal market.

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

Manufacturing Process

    The Company operates two modern foundries with an annual rated capacity of approximately 187,000 tons at a single location in Neenah, Wisconsin. The Company's foundries manufacture gray and ductile iron and cast it into intricate shapes according to customer metallurgical and dimensional specifications. From 1985 to 1998, the Company has invested heavily in its production facilities, with approximately $73 million invested from 1985 to 1990 in plant modernization and new equipment. The Company also continually invests in the improvement of process controls and product performance and believes that these investments and its significant experience in the industry have made it one of the most efficient manufacturers of industrial and heavy municipal casting products. During the fiscal year ended September 30, 1999, the Company had a combined scrap rate of 2.5%.

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

Distribution

The Company sells a substantial amount of its municipal castings through its network of two warehouses, ten distribution and sales centers and two other sales offices. Industrial castings are shipped direct to customers from the Company. For many municipal and a small portion of its industrial customers, castings are delivered by Neenah Transport, Inc., a wholly owned subsidiary of the Company ("Neenah Transport"), which operates a fleet of 28 tractors and 101 trailers that deliver products throughout the Midwest. For sales outside of the Midwest, increased transportation costs impact the ability of the Company to compete on a cost basis. Neenah Transport also backhauls raw materials for use by the Company on return trips. Neenah Transport is staffed with professional drivers who are trained in service standards and product knowledge as representatives of the Company. To the Company's knowledge, none the Company's major heavy municipal competitors have a captive transportation subsidiary. The Company believes Neenah Transport's service and drivers provide another differentiating factor in favor of the Company as compared to other major heavy municipal manufacturers.

Raw Materials

     The primary raw materials used by the Company to manufacture ductile and gray iron castings are steel scrap, pig iron, metallurgical coke and silica sand. While there are multiple suppliers for each of these commodities, the Company has single-source arrangements with its suppliers for each of these major raw materials, with the exception of pig iron. Due to long standing relationships with each of its suppliers, the Company believes that it will continue to be able to secure raw materials at competitive prices. The primary energy sources for the Company's operations, electricity and natural gas, are purchased through utilities.

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

Hartley Controls Corporation

     Hartley Controls Corporation, a wholly owned subsidiary of the Company ("Hartley Controls"), engineers, manufactures and sells customized sand control systems, which are an essential part of the casting process, to other iron foundries. The sand molding media used in all high production iron foundries is a critical element in determining mold quality. Exacting and consistent control of this sand with respect to moisture and chemical additives is an essential element for process control and relates directly to casting quality, scrap rate and the ability to produce complex molds for highly engineered castings. Harley Controls is a major U.S. supplier of sand control systems with over 300 installations since 1986. Harley Controls has made investments in process technology and has several patented technologies related to sand systems, including the "Automatic Moisture Controller," the "Even-Flo Bin," the "Automatic Compactibility Tester," the "Automatic Bond Determinator," the "Green Stand Reconditioner" and the "Sandman." Sales of these sand systems and related products represented approximately 3% of the Company's net sales for the year ended September 30, 1999.

Employees

     As of September 30, 1999 the Company had 1,030 full time employees, of whom 805 were hourly employees and 225 were salaried employees. The Local 121B of the Glass, Molders, Pottery, Plastics and Allied Workers International Union AFL-CIO is the major bargaining agent for the representative of 726 of the Company's hourly employees. A collective bargaining agreement with Local 121B was reached on January 1, 1999 and expires on December 31, 2001. The Independent Patternmakers Union of Neenah, Wisconsin is the major bargaining agent for and representative of 36 of the Company's hourly employees. A collective bargaining agreement with the Independent Patternmakers Union was reached on January 1, 1998 and expires on December 31, 2000. The Company believes that it has a good relationship with its employees.

Environmental Matters

     The facilities of the Company and Acquired Subsidiaries' are subject to federal, state and local laws and regulations relating to the protection of the environment and worker health and safety, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Such laws include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), and the Occupational Health and Safety Act. The Company believes that its and each of the Acquired Subsidiaries' operations are currently in substantial compliance with applicable environmental laws, and that it has no liabilities arising under such environmental laws, except as would not be expected to have a material adverse effect on the Company's or any of the Acquired Subsidiaries' operations, financial condition or competitive position. However, some risk of environmental liability and other costs is inherent in each of the Company's and Acquired Subsidiaries' businesses. Any of the Company or the Acquired Subsidiaries might in the future incur significant costs to meet current or more stringent compliance, cleanup or other obligations pursuant to environmental requirements. Such costs may include expenditures related to remediation of historical releases of hazardous substances or clean-up of physical structures prior to decommissioning.

     Under the Federal Clean Air Act Amendments of 1990, the Environmental Protection Agency ("EPA") is directed to establish maximum achievable control technology ("MACT") standards for certain industrial operations that are major sources of hazardous air pollutants ("HAPs"). The iron foundry industry is not expected to be required to implement the MACT emission limits, control technologies or work practices until the year 2003 at the earliest. Although the Company cannot accurately estimate the costs to comply with the MACT standard until it is issued, the MACT standard, when implemented, and state laws governing the emission of toxic air pollutants may require that certain of the Company's or the Acquired Subsidiaries' facilities incur significant costs for air emission control equipment, air emission monitoring equipment or process modifications.

ACQUISITIONS

     On March 30, 1998, the Company acquired all the capital stock of Deeter for $24.3 million (excluding fees and expenses incurred in connection with the acquisition of $0.3 million), consisting of $20.4 million of cash and a $3.9 million seller note (the "Deeter Seller Note"). The Deeter Seller Note, which did not bear interest, was issued to the selling shareholders of Deeter by ACP Holdings and matured on March 30, 1999. The Company financed the cash portion of the consideration and all fees and expenses from cash on hand. Since 1945, Deeter has been producing gray iron castings for the heavy municipal market. Deeter's municipal casting product line includes manhole frames and covers, storm sewer inlet frames, grates and curbs, trench grating and tree grates. Deeter also produces a wide variety of special application construction castings. These products are utilized in waste treatment plants, airports, telephone and electrical construction projects.

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

     On December 31, 1998, the Company purchased Niemin Porter & Co. d/b/a Cast Alloys, Inc. ("Cast Alloys"), a manufacturer of investment-cast titanium and stainless steel golf clubheads, for $40.1 million in cash (excluding fees and expenses incurred in connection with the acquisition of $1.2 million). The acquisition of Cast Alloys was financed out of a portion of the proceeds of the issuance of the Company's 11 1/8% Senior Subordinated Notes due 2007 issued on November 24, 1998.

     Currently, each of the Acquired Subsidiaries is operating as a separate subsidiary of the Company with independent operations under the direction of the management that was in place prior to its acquisition by the Company. Although the Company currently does not have plans to integrate the operations of the Company with the Acquired Subsidiaries, it may to some extent do so in the future.

     Each of the Deeter, Mercer, Dalton and Cast Alloys acquisitions were accounted for using the purchase method of accounting. The acquisition of ACP was accounted for at historical cost in a manner similar to that in pooling of interest accounting since the Company and ACP were under common control.

     The foregoing transactions are herein referred to as the "Acquisitions." The credit facilities available under the Credit Agreement are collectively referred to herein as the "Senior Bank Facilities".

DALTON CORPORATION

Overview

     Dalton manufactures and sells gray iron castings for refrigeration systems, air conditioners, heavy equipment, engines, gear boxes, stationary transmissions, heavy duty truck transmissions and other automotive parts. Dalton's operating facilities have been structured to manufacture or machine specific components to customer specifications. Dalton specializes in using cold box and shell core products as well as precision high-pressure molds to manufacture gray iron castings. The majority of Dalton's castings range in size from one pound to 700 pounds.

Products and Markets

     During fiscal year 1999, the nine months ended September 30, 1998, and calendar year 1997 Dalton produced 209,334, 159,728, and 192,495 tons of castings, respectively. As a result of being acquired in September, 1998 the figures for 1998 only include nine months of production. Dalton's revenues are generated from customers in several industries, however, refrigeration and air conditioning represent the largest concentration of tons shipped, which management estimates was approximately 45% of tons shipped in 1999.The next largest markets served include heavy truck at an estimated 16% and automotive/light truck at an estimated 10% of the tons shipped in 1999. Dalton serves primarily three markets: refrigeration and air conditioning, automotive/truck market and heavy equipment.

Customers

     Dalton has over 100 customers across several industries, with four of Dalton's largest five customers operating in the refrigeration/air conditioning industry. Dalton's largest 10 customers accounted for approximately 70% of Dalton's 1999 net sales. Dalton's largest customer, Copeland Corporation, accounted for approximately 18% of Dalton's 1999 net sales.

Raw Materials

     The primary raw materials used by Dalton to manufacture iron castings are steel scrap, pig iron, metallurgical coke and silica sand. By using steel scrap in its production process, Dalton becomes significant contributor to the recycling efforts being undertaken around the world. While there are multiple suppliers for each of these commodities, Dalton has sourcing arrangements with its suppliers for each of these major raw materials, with the exception of pig iron. Due to long standing relationships with each of its suppliers and the supply availability, Dalton management believes that it will continue to be able to secure raw materials from its suppliers at competitive prices. The primary energy sources for Dalton's operations, electricity and natural gas, are purchased through utilities.

     Although the prices of all raw materials used by Dalton vary, the fluctuations in the price of steel scrap are the most significant to Dalton. Dalton has arrangements with most of its industrial customers which require Dalton to adjust industrial casting prices to reflect fluctuations in scrap metal prices. In periods of rapidly rising or falling scrap prices, these adjustments will lag the current scrap price because they are generally based on average market prices for prior periods, which periods vary by customer but are generally no longer than six months. Rapidly fluctuating scrap prices may have a temporary adverse or positive effect on Dalton's results of operations.

Competition

     Dalton operates in the same industry as the Company and therefore faces the same competitive environment as the company. See "-The Company (other than the Acquired Subsidiaries) -Competition."

Manufacturing Facilities

     Dalton currently operates four facilities. The main plant, located in Warsaw, Indiana ("Warsaw") was established in 1910. In 1992 Dalton acquired a second plant in Kendallville, Indiana ("Kendallville") and in 1995, Dalton acquired a third plant in Ashland, Ohio ("Ashland"). On September 30, 1999 Dalton announced the closure of the Ashland plant, with all manufacturing expected to be completed by December 31, 1999. In addition to the foundry operations, Dalton owns a machining facility in Stryker, Ohio ("Stryker"). Dalton has established a separate General Office for centralized finance and MIS operations along with executive management of Dalton.

Employees

      At September 30, 1999, Dalton employed 1,668 individuals, consisting of 1,365 hourly employees and 303 salaried and clerical employees.Nearly all of Dalton's production employees are members of either the Steel Workers' Union or the Glass, Molders, Pottery, Plastics and Allied Workers International Union. A collective bargaining agreement is negotiated every three to five years. The current agreements expire as follows: Warsaw, April 5, 2003; Kendallville, June 28, 2002; and Ashland, April 27, 2002.

Environmental Matters

     Dalton is subject to environmental, health and safety laws comparable to those governing the Company. See "-The Company (other than the Acquired Subsidiaries) -Environmental Matters."

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

     Dalton has retained an environmental consultant to address the concerns identified by IDEM. IDEM may require Dalton to perform tests on various emission sources, install new or upgrade existing emission capture or control equipment, use substitute materials or modify production rates to reduce regulated emissions and/or perform PSD review for several sources. IDEM issued Notices of Violations ("NOVs") in 1999 to both facilities regarding the failure to permit equipment. Negotiations between IDEM and Dalton continue regarding the NOVs and the content of its air permits. Penalties will be assessed against Dalton for the failure to permit, but at this time IDEM has not set any penalties. IDEM could also assess penalties against Dalton for the other identified concerns. At this time, management believes that any penalties assessed by IDEM will not be material.

     Warsaw Monofill NOVs On May 15, 1998, IDEM issued an NOV to Dalton regarding Dalton's operation of an authorized landfill used exclusively by the Warsaw facility to dispose of its foundry waste (the"monofill"). IDEM issued the NOV after Dalton notified the agency that it had disposed of materials outside the authorized landfill area. IDEM is currently reviewing Dalton's request to modify the landfill permit and allow the disposal of wastes in the overfilled locations. IDEM is seeking a civil penalty of $100,000 to $150,000 from Dalton to resolve the NOV. Dalton could be required to relocate the overfill material to an authorized off-site disposal location if IDEM denies the pending request for permit modification.

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

     ACP's products and processes have enabled the development of long-term working relationships with many key customers. This has allowed ACP to retain existing customers, build on its customer base and obtain favorable pricing.

Customers

     ACP serves a diverse base of approximately 400 customers. Freightliner Corporation, ACP's largest customer, accounted for more than 21% of ACP's net sales for its fiscal year ended September 30, 1999. ACP specializes in meeting the more difficult requirements of its largest customers such as Caterpillar, Freightliner and Dana. ACP has been presented supplier awards from each of these OEMs and has earned the ability to obtain new part awards as they become available.

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

Competition

     ACP operates in the same industry as the Company and therefore faces the same competitive environment as the Company. See "-The Company (other than the Acquired Subsidiaries) -Competition."

Manufacturing Facilities

     ACP currently operates 3 facilities. Since 1989, ACP has spent over $31.2 million on capital equipment to expand production capacity, improve efficiency, add new production capabilities, replace equipment and improve the quality of its products. ACP investments have included, for example, state of the art Disamatic molding lines at both its Meadville and Belcher facilities and computer numerical controlled ("CNC") machining centers at Meadville. The new molding lines have increased capacity with the potential to reduce operating costs.

     In addition, new capital expenditures have been completed for Meadville that include an autopour unit for its current Disamatic line, a larger Disamatic molding line for larger castings, and additional CNC machines. Belcher's new capital expenditures also include an autopour unit in addition to a heat treat furnace.

Employees

     ACP has approximately 101 salaried and approximately 425 hourly employees represented by the United Steelworkers of America. The collective bargaining agreement for Belcher and Meadville expires in June 2004 and in October 2004, respectively.

Environmental Matters
     ACP is subject to environmental, health and safety laws comparable to those governing the Company. See "-The Company (other than the Acquired Subsidiaries) -Environmental Matters."

Intellectual Property

     Meadville holds trademark rights on two advanced proprietary processes, Evapcast and CasTuf. ACP's Evapcast process utilizes a lost foam casting technique which produces near net shape castings. Evapcast eliminates the need for coring and reduces the need for machining resulting in significant cost savings to the customer. CasTuf is a process to produce a line of austempered ductile iron castings which have superior strength characteristics and are easier to cast than steel products, thus providing greater design freedom. Meadville is the only ductile iron casting company in North America with in-house austempering capabilities (CasTuf) and one of only two independent, ductile iron foundries with lost foam technology (EvapCast). Additionally, Meadville was one of the first foundry operations to provide completely finished parts through an integrated machining capability.

MERCER FORGE CORPORATION

Overview

     Founded in 1954, Mercer is a leading producer of complex-shaped forged components for use in transportation, railroad, mining and heavy industrial applications. Mercer is also a leading producer of microalloy forgings. Mercer sells directly to OEMs, as well as to industrial end users. Mercer's subsidiary, A&M Specialties, Inc.(A&M), machines forgings and castings for Mercer and other industrial applications.

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

Products and Markets

     Mercer manufactures its products to customer specification with typical production runs of 1,000 or more units. Mercer currently operates eight mechanical press lines, from 1,300 tons to 4,000 tons. Mercer's principal plant is a 130,000 square foot facility located in Mercer, Pennsylvania. Key markets for Mercer include truck and automotive parts, railroad equipment and general industrial machinery.

     The following is a summary of Mercer's product capabilities, broken out by the principal customer categories it serves:


-----------------------------------------------------------------------------------------------
INDUSTRY                PRODUCTS
-----------------------------------------------------------------------------------------------
Truck                   Drive Train Components; Sector Shafts; Knuckles,
                        Spindles; King Pins
-----------------------------------------------------------------------------------------------
Automotive              Transmission Gears; Hubs, Front Wheel Universal
                        Components; Drive Train Yokes; Spindles
-----------------------------------------------------------------------------------------------
Mining Equipment        Shoes; Fight Bars; Gear Blanks; Hubs; Sleeves
-----------------------------------------------------------------------------------------------
Railroad                Wheels; Draft Gear Components; Tank Car Valves; Piston
                        Carries; Articulated Car Bearings; Connecting Rods
-----------------------------------------------------------------------------------------------
Off-Highway/            Yokes; Spindles; Flanges; Gear Blanks; Hubs; Track Links; Roller
Agriculture             Shafts; Drive Line Components

-----------------------------------------------------------------------------------------------
Industrial              Gears; Bearings; Wheels; Cams
-----------------------------------------------------------------------------------------------
Military Ordnance       Projectile Components; Missile Components; Center
                        Guides; End Connectors; Tank Track Components
-----------------------------------------------------------------------------------------------

The Forged Components Market

     Demand for forged products for civilian application closely follows the general business cycles of the various market segments and the demand level for capital goods. While there is a more consistent base level of demand for the replacement parts portion of the business, the strongest expansions in the forging industry coincide with the periods of industrial segment economic growth. While the heavy truck segment remains relatively strong, there has been some weakness in the railroad car building components and mining equipment during recent months. Management attributes this to normal industrial cycles in these markets and adjustments to overbuilds in inventory levels. Mercer experienced a three month strike in 1999 which had an adverse impact on its volume levels and customers. After a five year settlement at the end of June of 1999, management is working to rebuild and restore its volume and customer base to pre-strike levels.

     Sales of military forgings, which was at one time Mercer's principal product, have been virtually eliminated and replaced with an industrial base of sales. Mercer operates two of its eight forge press lines under contracts with the U.S. Government, but no longer actively bids for defense contracts. During the 1990-92 Gulf War period, Mercer was active in producing ordnance components. Management anticipates, however, that military products will continue to account for a small portion of its business on an intermittent basis.

Manufacturing Process

     Forgings and casting (together with a third process, fabrication) are the principal commercial metal working processes. In forging, metal is pressed, pounded or squeezed under great pressure, with or without the use of heat, into parts that retain the metal's original grain flow, imparting high strength, ductility and resistance properties.

     Forging itself usually entails one of four principal processes: impression die; open die; cold; and seamless rolled ring forging. Impression die forging, commonly referred to as "closed die" forging, is the principal process employed by Mercer, and involves bringing two or more dies containing "impressions" of the part shape together under extreme pressure, causing the forging stock to undergo plastic reformation. Because the metal flow is restricted by die containers, this process can yield more complex shapes and closer tolerances than the "open die" forging process. Impression die forging is used to produce products such as military and off-highway track and drive train parts; automotive and truck drive train and suspension parts; railroad engine, coupling and suspension parts; military ordinance parts and other items where close tolerances are required.

     Once a rough forging is produced, regardless of the forging process, it must generally still be machined. This process, known as "finishing" or "conversion", smoothes the component's exterior and mating surfaces and adds any required specification, such as groves, threads, bolt holes and brand name markings. The finishing process can contribute significantly to the value of the end product, in particular in certain custom situations where high value specialized machining is required. Machining can be performed either in-house by the forger, by a machine shop which performs this process exclusively or by the end-user.

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

Customers

     Mercer's in-house sales organization sells direct to end users and OEMs. A key element of Mercer's sales strategy is its ability to develop strong customer relationships through responsive engineering capability, dependable quality and just-in-time performance. Mercer currently serves approximately 40 individual customer accounts. Dana Corporation represents Mercer's largest customer and accounted for approximately 46% of Mercer's fiscal year ended September 30, 1999 sales.

Raw Materials

     The principal raw materials used in Mercer's products are carbon and microalloy steel. Mercer purchases substantially all of its carbon steel from four principal sources. Mercer typically maintains 10 to 30 days supply on hand. Mercer buys approximately 25,000 tons of raw steel per year. While Mercer has never suffered an interruption of materials supply, management believes that, in the event of any disruption from any individual source, adequate alternative sources of supply are available within the immediate vicinity although there can be no assurance in this regard.

Competition

     Mercer competes primarily in a highly fragmented industry which includes several dozen other press forgers and hammer forge shops. Hammer shops cannot typically match press forgers' for high volume, single component manufacturing, or close tolerance production. Competition in the forging industry has also historically been determined both by product and geography, with a large number of relatively small forgers across the country carving out their own product and customer niches. In addition, most end users manufacture some forgings themselves, often maintaining a critical minimum level of production in-house and contracting out the balance. The primary basis of competition in the forging industry is price, but engineering, quality and dependability are also important, particularly with respect to building and maintaining customer relationships. Some of Mercer's competitors have significantly greater resources than Mercer. There can be no assurance that Mercer will be able to maintain or improve its competitive position in the markets in which it competes.

     Mercer is not aware of any significant offshore competition within its current product categories. Due to the importance of customer relationships and engineering capabilities, most foreign producers are unable to compete.

Manufacturing Facilities

     Mercer is located in northwest Pennsylvania, about 60 miles north and west of the Greater Pittsburgh airport. Mercer owns it principal forging facility, which occupies a twenty-one acre site, and consists of a 130,000 square foot manufacturing facility (which was partially rebuilt and expanded by 50,000 square feet in 1989) and an adjacent office complex. Mercer's subsidiary, A&M, also leases an 18,000 square foot machine shop facility located in Sharon, Pennsylvania, approximately ten miles from Mercer's headquarters.

     Mercer's main plant is able to forge complex components in runs from 500 to more than 10,000 units. Mercer manufactures approximately 500 individual products (SKUs) of which approximately half run throughout the production year. Heating capacity is 59,000 pounds per hour through eight induction heaters. Mercer's existing equipment can handle forging weights from 3 to 100 pounds and forging diameters ranging from 2 1/2 inches to 5 1/2 inches. Shear/saw production can handle up to 6 inch diameter billets.

     Mercer presently operates eight press lines consisting of one 4,000 ton, two 3,000 ton, two 2,000 ton and three 1,300 ton press lines with billet loaders, induction furnaces, and trim presses. The plant uses four microalloy conveyors. Mercer is also equipped with saws and shearers to cut billets from round and square steel bars. Mercer maintains a fully equipped quality control facility, magniflux machine, shot cleaning equipment, complete die welding facility and die repair machine shop. A&M operates approximately 20 CNC lathes and mills as well as a high speed die machining operation utilizing 2 CNC mills.

Employees

     Mercer currently employs approximately 140 full time hourly forging employees and A&M employs approximately 40 full time hourly machining employees, all of whom are represented by collective bargaining agreements with United Steel Workers of America. Following a three month strike ending June 28, 1999, Mercer has a five year contract ending in 2004. Management believes labor relations are stable and improving following the three-month strike.

Environmental Matters

     Mercer is subject to environmental, health and safety laws comparable to those governing the Company. See "- The Company (other than the Acquired Subsidiaries) -Environmental Matters."

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

Products, Customers and Markets

     Deeter manufactures the same products, serves the same markets and sells to the same customer and market base as Neenah's heavy municipal line. See"-The Company (other than the Acquired Subsidiaries) -Products, Customers and Markets."

Raw Materials

     The primary raw materials used by Deeter to manufacture iron castings are cast iron scrap, metallurgical coke and silica sand. While there are multiple suppliers for each of these commodities, Deeter has sourcing arrangements with its suppliers of each of these major raw materials. Due to long standing relationships with each of its suppliers, Deeter believes that it will continue to be able to secure raw materials from its suppliers at competitive prices. The primary energy sources for Deeter's operations, electricity and natural gas, are purchased through utilities.

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

Competition

     Deeter operates in the same industry as the Company and therefore faces the same competitive environment as the Company. See "-The Company (other than the Acquired Subsidiaries) -Competition."

Manufacturing Facilities

     Deeter is located on an 10 acre site with 65,000 square feet of manufacturing area. Deeter operates three green sand molding lines with a current annual capacity of 24,000 net saleable tons. Deeter maintains stockyards located in Denver, Colorado and their primary distribution yard is located on site in Lincoln, Nebraska.

Employees

     At September 30, 1999 Deeter had 97 full time hourly employees and 25 salaried employees. The workers are non-union and Deeter believes its relations with its employees are good.

Environmental Matters

     Deeter is subject to environmental, health and safety laws comparable to those governing the Company. See " -Company (other than the Acquired Subsidiaries) -Environmental Matters."

     On May 30, 1997, prior to the Company's acquisition of Deeter, Deeter pleaded guilty to disposing of hazardous waste without a permit and agreed to pay a fine of $500,000, performed (by its president, Douglas E. Deeter) 300 hours of community service and provided certain information regarding its waste handling and disposal practices. Management believes that Deeter has complied with regulations and that the matter will result in no further liabilities.

CAST ALLOYS INC.

Overview

     Cast Alloys manufactures and sells titanium and stainless steel clubheads for the golf industry. Cast Alloy's operating facilities have been structured to manufacture and machine specific components to customer specifications. Cast Alloys uses an investment casting manufacturing process utilizing equipment which will allow the expansion into alternative commercial products.

 Products and Markets

     Cast Alloy's clubheads are generally used in premium-quality stainless steel and titanium golf clubs targeted at the high end of the market. These clubs must satisfy the requirements of highly-skilled amateur and professional golfers, including touring professionals. Cast Alloys' clubheads are included in a variety of leading metal woods, irons and putters.

Manufacturing Process

     Investment Casting. Investment-casting is highly specialized method of making metal products and has become the principal method for the manufacture of metal clubheads. Investment casting permits greater flexibility in the shape and weight distribution of clubheads than alternative methods such as forging and machining. Investment-casting facilitates perimeter weighting, hollow forms and the utilization of lighter and higher-performance alloys. It enhances manufacturing precision and uniformity which is critical in the manufacture of metal woods.

Polishing and finishing process. Cast Alloys conducts golf clubhead polishing and finishing operations, including painting, at its facilities in Tijuana, Mexico. Finishing of the head for an iron or putter can require more than 50 separate steps and finishing of a head for a metal wood can involve as many as 100 separate steps. When the process is completed, a fully finished golf clubhead is delivered to the customer per their exact specifications.

Metal Alloys. All of the clubheads manufactured by Cast Alloys are made of titanium or stainless steel alloys. Titanium clubheads have higher tensile strength than stainless steel with approximately one-half the weight of steel. Therefore, a larger oversized clubhead can be manufactured using titanium without increasing clubhead weight. Cast Alloys' Northridge facility is designed exclusively for high volume titanium casting operations.

Quality Control. Cast Alloys believes that its success as a leading supplier of golf clubheads is largely attributable to its statistical quality control measures. Cast Alloys attempts to monitor every aspect of the engineering and manufacturing process to assure the quality of the clubheads manufactured. Particular attention is paid to the quality of raw materials (principally wax, ceramic and metal alloys), gating techniques employed in channeling the flow of molten metal into the ceramic shell in the casting process, and rigorous inspection standards to assure compliance with a customer's product specifications throughout the manufacturing process. Statistical process control is utilized to maintain consistency in manufacturing.

Customers

     Substantially all of the clubheads manufactured by Cast Alloys are used by leading golf equipment companies in the production of high-quality, premium-priced golf clubs. Most golf club companies source the three principal components of a golf club--the clubhead, shaft, and grip--from independent suppliers like Cast Alloys, which manufacture these components to meet each customer's specifications. Cast Alloys is currently a major supplier of stainless steel and titanium clubheads to Callaway and Taylor Made.

      Cast Alloys believes that it has successfully established close working relationships with the leading golf club manufacturers. Cast Alloys' sales and marketing activities are conducted by a limited number of direct sales employees, as well as senior executives of Cast Alloys.

Raw Materials

     All of the clubheads and other commercial/industrial parts manufactured by Cast Alloys are made of titanium or stainless steel alloys. Titanium clubheads have higher tensile strength than stainless steel with approximately one-half the weight of steel. Therefore, a larger oversized clubhead can be manufactured using titanium alloys from overseas and steel is procured domestically, both at very competitive prices with long term supply agreements.

Competition

     Cast Alloys operates in a highly competitive market and competes primarily with four major golf clubhead manufacturers in the United States, including but not limited to Coastcast Corporation, Sturm Ruger, Inc., Selmet, Inc., and Hitchiner Manufacturing Co., Inc.

Manufacturing Facilities

     Cast Alloys' corporate and administrative offices and manufacturing facilities currently occupy an aggregate of 231,277 square feet in six separate locations. All of Cast Alloys' facilities are leased. Cast Alloys believes that each of these properties are in good condition and that these facilities are sufficient for current and anticipated needs. In June, 1999 Cast Alloys purchased an R&D facility from Callaway Golf which it will use for its manufacturing operations. Eventually, the facilities at Northridge and Chatsworth, CA. will be vacated.

Employees

     At September 30, 1999, Cast Alloys had 377 full time employees at its U.S. locations and 1,923 full time employees at its three Mexican locations. The workers are non-union and Cast Alloys believes its relations with its employees are good.

Environmental Matters

     None.

Item 2.     PROPERTIES

     The Company and the Acquired Subsidiaries maintain the following locations. All of the facilities are owned, with the exception of Cast Alloys' facilities, Mercer's machining facility and the Dublin, OH office facility, which are leased.


     ENTITY                                 LOCATION                                       PURPOSE
     ------                                 --------                                       -------
ACP Holding Company                Dublin, OH                              Office facility

Neenah Foundry Company             Neenah, WI                              2 manufacturing facilities
                                                                           Office facility

Dalton Corporation                 Warsaw, IN                              Manufacturing/office facility
                                   Kendallville, IN                        Manufacturing facility
                                   Ashland, OH                             Manufacturing facility
                                   Stryker, OH                             Machining facility

Advanced Cast Products, Inc.       Meadville, PA                           Manufacturing/office facility
                                   South Easton, MA                        Manufacturing facility
                                   Ironton, OH                             Manufacturing facility

Mercer Forge Corporation           Mercer, PA                              Manufacturing/office facility
                                   Sharon, PA                              Machining facility


Deeter Foundry, Inc.               Lincoln, NE                             Manufacturing/office facility

Cast Alloys, Inc.                  Carlsbad, CA                            Office facility / R&D Center
                                   Northridge, CA                          Manufacturing facility
                                   Tijuana, B.C.N. Mexico                  Manufacturing facility
                                   Chatsworth, CA                          Storage facility


    The principal equipment at the facilities consist of molding machines, presses, machining equipment, welding, grinding and painting equipment. The Company and its acquired subsidiaries regard its plant and equipment as well-maintained and adequate for its needs. In addition to the facilities above, the Company owns seven and leases seven distribution and sales centers.

Item 3.     LEGAL PROCEEDINGS

     The Company and Acquired Subsidiaries are involved in routine litigation incidental to its business. Such litigation is not, in the opinion of management, likely to have a material adverse effect on the financial condition or results of operations of the Company, or the Acquired Subsidiaries.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the year ended September 30, 1999.

                                            PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      There is no public market for the common stock of the Company. There was one holder of record of the Company's common stock as of September 30, 1999.


Item 6.   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

      The following table sets forth the selected historical consolidated financial and other data of the Company for the three years ended March 31,1997, the six months ended March 31, 1997, and the one month ended April 30, 1997 (the "Predecessor Company"), which have been derived from the Company historical consolidated financial statements before the Merger and the five months ended September 30, 1997 and the years ended September 30, 1998 and 1999, which have been derived from the Company's historical consolidated financial statements following the Merger. The information contained in the following table should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's historical consolidated financial statements and related notes included elsewhere in this report.


                                          Predecessor Company
                         ------------------------------------------------------

                             Fiscal Year Ended
                             -----------------
                                  March 31,
                                  ---------            Six Months  One Month   Five Months    Fiscal Year     Fiscal Year
                                                         Ended       Ended        Ended          Ended          Ended
                         ---------  --------  --------  March 31,   April 30,  September 30,  September 30,   September 30,
   (Dollars in thousands)   1995      1996      1997      1997        1997        1997           1998 (1)       1999 (2)
STATEMENT OF                ----      ----      ----      ----        ----        ----           --------       --------
    INCOME DATA:
    Net sales              $160,621  $166,951  $165,426   $75,686    $17,276     $ 108,353         $ 303,414   $ 530,057


    Cost of sales           120,981   121,631   116,736    53,749     11,351        77,444           222,451     432,437
                         ------------------------------------------------------------------------------------------------

    Gross profit             39,640    45,320    48,690    21,937      5,925        30,909            80,963      97,620
    Selling, general,
      and administrative
      expenses               16,673    16,983    17,547     8,247      1,752         8,642            23,192      35,855
    Other expenses (3)            -         -         -         -          -            10                38       7,502
    Amortization expense          -         -         -         -          -         3,900             7,727      11,696
                         ------------------------------------------------------------------------------------------------

    Operating income         22,967    28,337    31,143    13,690      4,173        18,357            50,006      42,567

    Interest expense
      (income), net             397      (481)   (1,162)     (726)      (121)        9,991            27,203      42,395
                         ------------------------------------------------------------------------------------------------
    Income before taxes &
      extraordinary item     22,570    28,818    32,305    14,416      4,294         8,366            22,803         172

    Provision for income
      taxes                   8,866    11,676    12,467     4,701      1,615         4,000            10,922       2,064
                         ------------------------------------------------------------------------------------------------

    Income/(loss)            13,704    17,142    19,838     9,715      2,679         4,366            11,881      (1,892)
    before
     Extraordinary item
    Extraordinary item (4)        -         -         -         -          -         1,630               392           -
                         ------------------------------------------------------------------------------------------------

    Net income/(loss)       $13,704  $ 17,142   $19,838    $9,715    $ 2,679        $2,736          $ 11,489     $(1,892)
                         ================================================================================================


    =====================================================================================================================

                                      Predecessor Company
                      ----------------------------------------------------
                            Fiscal Year Ended       Six Months   One Month    Five Months    Fiscal Year    Fiscal Year
                               March 31,              Ended        Ended         Ended          Ended          Ended
                      ---------  --------  --------  March 31,    April 30,   September 30,  September 30,  September 30,
(Dollars in thousands)   1995      1996      1997      1997         1997          1997           1998           1999
                         ----      ----      ----      ----         ----          ----           ----           ----


------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET
  DATA (AT END
  OF PERIOD):
Cash and Cash          $   118    $   238   $10,126    $22,403    $29,046      $20,346       $19,978        $17,368
  Equivalents
Working Capital         14,419     15,239    28,113     43,707     34,052       40,849        78,186         83,962
Total Assets            74,327     73,813    82,957     93,869    102,067      358,406       584,309        641,702
Total Debt              13,325        887       241        134        129      218,314       371,871        429,221
Total Stockholder's     37,929     43,198    54,970     68,857     74,458       47,407        67,922         63,750
  Equity
------------------------------------------------------------------------------------------------------------------------


(1) The amounts include the results of Deeter subsequent to March 30, 1998, the results of Mercer subsequent to April 3, 1998 and the results of Dalton subsequent to September 8, 1998.
(2) The amounts include the results of Cast Alloys subsequent to December 31, 1998.
(3) In 1999, this amount includes a $6.7 million charge related to the closure of Dalton's Ashland facility.
(4)  Extraordinary item includes the write
     off of unamortized deferred financing costs due to the early extinguishment of debt net of tax of $260 and $999, for the year ended September 30, 1998 and the five months ended September 30, 1997, respectively.

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

     The following discussion and analysis of the Company's financial condition and results of operations addresses the periods both before and after the Merger. The Merger has had a significant impact on the Company's results of operations and financial condition. The Merger resulted in the recording of goodwill and identifiable intangible assets totaling $148.8 million. These amounts are being amortized over their estimated useful lives, ranging from 5 to 40 years. The Merger has also resulted in a significant increase in the Company's interest expense as a result of an increased level of indebtedness. As a result of the Merger, the financial data presented herein for the Pro Forma Twelve Months Ended September 30, 1997 period represents the combination of financial data for the Predecessor Company's seven month period ended April 30, 1997 and the Company's five month period ended September 30, 1997 and does not include any financial data for the Recent Acquisitions, excluding ACP. The Pro Forma Twelve Months Ended September 30, 1997 data was prepared by adding together the respective amounts of each line item for such seven month and five month periods. No purchase accounting or other pro forma adjustments have been made. The following discussion includes the comparison of the results of operations of the Company for the fiscal year ended September 30, 1998 to the combined historical results of the operations of the Company and the Predecessor Company for the twelve months ended September 30, 1997.

     The Recent Acquisitions have had a significant impact on the Company's results of operations and financial condition. Each of the Recent Acquisitions (other than the ACP acquisition) was accounted for using the purchase method of accounting. These Recent Acquisitions resulted in the recording of goodwill and identifiable intangible assets totaling $129.3 million. These amounts are being amortized over their estimated useful lives, ranging from 5 to 40 years. The Recent Acquisitions have also resulted in a significant increase in the Company's interest expense as a result of a substantially increased level of indebtedness incurred to finance the Recent Acquisitions. The contribution of the capital stock of ACP was accounted for in a manner similar to a pooling of interests because the Company and ACP were under common control. The financial results for the period from inception, May 1, 1997 through September 30, 1997 have been restated to account for this transaction.

The Company changed its fiscal year end to September 30 from March 31 effective September 30, 1997.

     On November 30, 1999, the Company acquired all of the capital stock of Gregg Industries, Inc., (Gregg) and all the assets of its affiliate, Environmental Sand Reclamation and Coating, Inc. for approximately $22.5 million, subject to adjustments as defined in the Agreement and Plan of Merger. Gregg is a manufacturer of gray and ductile iron castings for industrial and commercial use. The acquisition was financed through borrowings under the Company's Acquisition Loan Facility.

COMPARISON OF FISCAL YEAR ENDED SEPTEMBER 30, 1999 TO FISCAL YEAR ENDED SEPTEMBER 30, 1998

     Net Sales. Net sales for the year ended September 30, 1999 were $530.1 million which was $226.7 million or 74.7% higher than the fiscal year ended September 30, 1998. The Acquired Subsidiaries accounted for an increase of $225.0 million in net sales. Net sales of municipal castings increased by $9.1 million or 11.7% due primarily to a strong economy in the upper Midwest and market share gains in strategic focus areas of the East and Southwest. Net sales of industrial castings decreased by $6.5 million or 5.2% as the continued strength of the heavy duty truck market was more than offset by sharply lower demand in the agricultural business.

     Gross Profit. Gross profit for the year ended September 30, 1999 was $97.6 million, an increase of $16.6 million or 20.5%, as compared to the fiscal year ended September 30, 1998. The increase of $14.8 million was from the inclusion of the operating results of the Acquired Subsidiaries excluding ACP after their acquisition. The remaining margin improvement was due to favorable pricing for certain raw materials and improved efficiency in plant operations. Gross profit as a percentage of net sales decreased to 18.4% during the year ended September 30, 1999 from 26.7% for the fiscal year ended September 30, 1998. Gross profit was negatively impacted by a strike at Mercer which began in April, 1999 and was settled in July, 1999. In addition, Cast Alloys had a negative gross margin for the first four months (January 1999 through April 1999) after its acquistion.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended September 30, 1999 were $35.9 million, an increase of $12.7 million over the $23.2 million for the fiscal year ended September 30, 1998. The majority of the increase in selling, general and administrative expense was due to the inclusion of $10.3 million of expenses from the Acquired Subsidiaries. The remainder of the increase was due to higher acquisition expenses. As a percentage of net sales, selling, general and administrative expenses decreased from 7.7% for the fiscal year ended September 30, 1998 to 6.8% for the year ended September 30, 1999. The percentage decrease was due to expenses being spread over a larger volume base with the inclusion of the Acquired Subsidiaries' operating results.

     Amortization of intangible assets. Amortization of intangible assets was $11.7 million for the year ended September 30, 1999, an increase of $4.0 million, or 51.9%, as compared to the $7.7 million for the fiscal year ended September 30, 1998. The increase is due to the increased amortization from goodwill and identifiable intangible assets from the Acquired Subsidiaries, excluding ACP.

     Other expenses. During the year ended September 30, 1999, a restructuring charge of $6.7 million was recorded to close Dalton's Ashland facility. The decision to close the facility was made due to recurring operating losses by the Ashland division over the past several years. Of the $6.7 million charge, $6.0 million is a non-cash charge for impairment of assets that will no longer be used and the remaining amount of $.7 million will be cash outlays for exit activity costs during the year ended September 30, 2000. The restructuring is expected to improve future operating results and liquidity, however, the amount of the improvement is undeterminable at this time. Also included in other expenses for the year ended September 30, 2000 is a loss of $.7 million for the disposal of assets in the ordinary course of business.

     Operating Income. Operating income was $42.6 million for the year ended September 30, 1999, a decrease of $7.4 million or 14.8% from fiscal year ended September 30, 1998. The decrease in operating income was caused by a $6.7 million charge related to the closing of Dalton's Ashland facility and increased amortization expense. This was partially offset by the inclusion of the operating results of the Acquired Subsidiaries. As a percentage of net sales, operating income decreased from 16.5% for the fiscal year ended September 30, 1998 to 8.0% for the year ended September 30, 1999.

     Net Interest Expense. Net interest expense increased from $27.2 million for the fiscal year ended September 30, 1998 to $42.4 million for the year ended September 30, 1999. The increased interest expense resulted from the drawings under the Company's Senior Bank Facilities to finance the Mercer, Deeter, Dalton, and ACP acquisitions which were outstanding for the entire year ended September 30, 1999. In addition, interest was incurred on the Senior Subordinated Notes used to finance the Cast Alloys acquisition.

     Provision for Income Taxes. The provision for income taxes for the year ended September 30, 1999 is higher than the amount computed by applying the statutory rate of approximately 40% to income before income taxes mainly due to the amortization of goodwill which is not deductible for income tax purposes.

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

COMPARISON OF FISCAL YEAR ENDED SEPTEMBER 30, 1998 TO PRO FORMA TWELVE MONTHS ENDED SEPTEMBER 30, 1997

     Net Sales. Net sales for the year ended September 30, 1998 were $303.4 million which was $102.1 million or 50.7% higher than the pro forma twelve months ended September 30, 1997. The Acquired Subsidiaries excluding ACP accounted for an increase of $53.5 million in net sales. The inclusion of ACP for twelve months in 1998 versus five months in 1997 accounted for an increase of $33.7 million in net sales. Net sales of municipal castings increased by $3.1 million or 4.2 % due primarily to a strong economy in the upper Midwest and market share gains in strategic focus areas of the East and Southwest. Net sales of industrial castings increased by $11.7 million or 11.8% due to the overall strength of the heavy duty truck market coupled with high demand in the agricultural business.

     Gross Profit. Gross profit for the year ended September 30, 1998 was $81.0 million, an increase of $22.2 million or 37.8%, as compared to the pro forma twelve months ended September 30, 1997. Approximately $8.0 million of the increase was from the inclusion of the operating results of the Acquired Subsidiaries excluding ACP after their acquisition. The inclusion of ACP for twelve months in 1998 versus five months in 1997 accounted for an increase of $6.4 million in gross profit. The remaining margin improvement was due to the combined effect of spreading manufacturing overhead over a greater volume and improved efficiency in plant operations. Gross profit as a percentage of net sales decreased to 26.7% during the year ended September 30, 1998 from 29.2% for the pro forma twelve months ended September 30, 1997. The decline in gross profit percentage is attributable to the mix of industrial products and lack of seasoning from the Acquired Subsidiaries excluding ACP.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended September 30, 1998 were $23.2 million, an increase of $4.5 million or 24.4% over the $18.7 million for the pro forma twelve months ended September 30, 1997. The increase in selling, general and administrative expense was due to the inclusion of $2.7 million of expenses from the Acquired Subsidiaries, excluding ACP, after their acquisition. The inclusion of ACP for twelve months in 1998 versus five months in 1997 accounted for an increase of $3.0 million in expenses. As a percentage of net sales, selling, general and administrative expenses decreased from 9.3% for the pro forma twelve months ended September 30, 1997 to 7.7% for the year ended September 30, 1998. The percentage decrease was due to expenses being spread over a larger volume base with the inclusion of the Acquired Subsidiaries' operating results, excluding ACP.

     Amortization of intangible assets. Amortization of intangible assets was $7.7 million for the year ended September 30, 1998, an increase of $3.8 million, or 97.4%, as compared to the $3.9 million for the pro forma twelve months ended September 30, 1997. The increase is due to the recording of twelve months of amortization during the period ended September 30, 1998 for the goodwill and identifiable intangible assets arising from the Merger versus five months of amortization during the period ended September 30, 1997 as well as increased amortization from goodwill and identifiable intangible assets from the Acquired Subsidiaries, excluding ACP.

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

LIQUIDITY AND CAPITAL RESOURCES

     In connection with the Merger, the Company issued $150.0 million principal amount of 11-1/8% Senior Subordinated Notes due 2007 (the Senior Subordinated Notes) and entered into a credit agreement providing for term loans of $45.0 million and a revolving credit facility of up to $30.0 million (the "Senior Bank Facilities.) On July 1, 1997, the Company issued an additional $45.0 million principal amount of 11-1/8% Senior Subordinated Notes and used the proceeds of $47.6 million to pay the term loans under the Senior Bank Facility, the accrued interest thereon and related fees and expenses. In addition, on September 12, 1997, the Company amended the revolving credit facility under the Senior Bank Facility to increase the borrowings available under the revolving credit facility from $30.0 million to $50.0 million and eliminate all borrowing base limitations. On April 3, 1998, in connection with the acquisition of Mercer, the Company, ACP Holdings and the lenders party thereto amended the Credit Agreement to provide availability of $75.0 million of term loans to the Company (consisting of $20.0 million of Tranche A Loans and $55.0 million of Tranche B Loans) in addition to the Company's existing $50.0 million Revolving Credit Facility. On September 8, 1998, in connection with the acquisition of Dalton and the contribution of the capital stock of ACP, the Company, ACP Holdings and the lenders party thereto amended and restated the Credit Agreement to provide for additional Tranche B Loans in an aggregate principal amount of $70.0 million and an Acquisition Loan Facility in aggregate principal amount outstanding at any one time not to exceed $50.0 million. On November 24, 1998, the Company sold $87.0 million principal amount of Senior Subordinated Notes, using $42.7 million of the total proceeds of $86.8 million (net of debt issuance costs) to finance the acquisition of Cast Alloys and $29.0 million of the proceeds to pay down borrowings under the Acquisition Loan Facility. The Company used the remaining proceeds for general corporate purposes.

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

     For the fiscal year ended March 31, 1997, the pro forma twelve months ended September 30, 1997 and the fiscal years ended September 30, 1998 and 1999, capital expenditures were $4.5 million, $5.1 million, $13.1 million and $41.6 million, respectively. The capital expenditures for the year ended September 30, 1999 were primarily the result of planned enhancements to certain equipment in the manufacturing area and include expenditures of the Acquired Subsidiaries, excluding ACP, since their acquisition date. Beside normal capital expenditures at Neenah of $7.2 million, other significant capital expenditures were incurred for updating of molding machines, melt and sand systems and purchase of an R&D facility at certain subsidiaries during the fiscal year ended September 30, 1999.

     The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under its Senior Bank Facilities. Net cash from operating activities for the years ended September 30, 1999 and 1998 was $31.1 million and $24.2 million, respectively. The increase was due to increased operating income (before amortization and restructuring charges) from the inclusion of the operating results of the Acquired Subsidiaries. Net cash from operating activities for the pro forma twelve months ended September 30, 1997 was $37.4 million, an increase of $13.9 million from $23.5 million for the year ended March 31, 1997, primarily as a result of an increase in operating income.

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

YEAR 2000

     The company and its subsidiaries have conducted an evaluation of the actions necessary in order to ensure that its computer systems will be able to function without disruption with respect to the application of dating systems in the year 2000. As a result of this evaluation, each company within the consolidated entity is engaged in the process of upgrading, replacing and testing certain of its information and other computer systems in order to operate without disruption due to the year 2000 issues. The following represents a summary of the status of information systems and non-information systems by subsidiary:

Neenah Foundry Company
Information Systems. As of September 30, 1999, we believe that our information systems are fully compliant with the year 2000. A local consulting firm has been engaged since March, 1998 to assess the adequacy of all Neenah's software and make whatever changes are necessary to be compliant with year 2000 issues. As of September 30, 1999, Neenah completed all assessment, remediation and testing of its software.

Non-Information Systems. With respect to date sensitive non-information systems, Neenah has completed the assessment phase and internal checking all computer programs and PC units, including embedded chip technology and microcontrollers, for year 2000 compliance. This phase was completed by September 30, 1999. Remediation began upon completion of the assessment phase and is scheduled to be completed before December 31, 1999 for material programs and equipment. Additionally, we are working with our insurance carrier to develop contingency plans in the event a system failure occurs in our holding furnaces and other equipment used in processing molten metal.

Dalton Corporation
Information Systems. The task force organized to address year 2000 issues at Dalton Corporation has completed all phases of its plan to ensure all critical systems are Year 2000 compliant. These efforts included full time dedication to the project by approximately six employees over the past 18 months. Total costs incurred during the project, including wages and benefits, are estimated at $500,000.

Non-Information Systems. Virtually all of Dalton's non-information systems used in the operation of its facility are not date sensitive. All date sensitive non-information systems have been inventoried, assessed, remediated and tested and are believed to be Year 2000 compliant.

Advanced Cast Products
Information Systems. An internal task force has reviewed all financial and information systems currently in use and has determined that all existing systems are year 2000 compliant.

Non-Information Systems. We believe all computer numeric controls and other controls within the operation are year 2000 compliant.

Mercer Forge Corporation
Information Systems. New year 2000 compliant software has been purchased for Mercer and A&M . Mercer's software has been installed and is fully operative. The same package has been installed at A&M and will be fully operative by December 15, 1999.

Non-Information Systems. Older PC's are currently being replaced and custom programs have been reviewed and updated where necessary. Manufacturing programmable controllers and computer numeric controls have been analyzed for year 2000 problems and we believe no problems exist that will have any material adverse effect on the business.

Deeter Foundry
Information Systems. New year 2000 compliant software has been installed and is fully operational.

Non-Information Systems. With respect to non-information systems, Deeter has just completed major renovations in the melting and sand system areas. As a result, all of these systems are compliant with year 2000 issues.

Cast Alloys, Inc.
Information Systems. Cast Alloys has assembled a year 2000 task force consisting of representatives from each company location to complete the assessment phase, conduct research, complete testing and create contingency plans at Cast Alloys. New year 2000 compliant financial software was installed in August, 1999 for approximately $25,000. This remediation phase is complete. Contingency plans will be completed prior to December 31, 1999 for those areas in which remediation is not feasible.

Non-Information Systems. With respect to non-information systems, Cast Alloys is in the assessment phase and is currently reviewing all critical systems internally as well as embedded chip technology and microcontrollers to make sure they are year 2000 compliant. The assessment and remediation phase is expected to be completed by December 31, 1999, and contingency plans will be completed for those areas in which remediation is not feasible.

     In summary, we believe that all out important critical vendors and customers either have or will have addressed any problems associated with the year 2000 issue such that there will be no significant deterioration in future business dealings due to this issue.

     Costs specifically associated with renovating software for year 2000 readiness are funded through operating cash flows and expensed as incurred. Year 2000 related costs have not had a material effect on the Company's financial position or results of operations. The Company and subsidiaries expect to incur total costs (capital and expense) in the range of $1.5 to $2.0 million on the year 2000 problem of which a total of approximately 5% to 10% is remaining to be incurred. Costs of replacing some of the systems with Year 2000 compliant systems (including both hardware and software) that have an extended useful life in excess of one year have been appropriately capitalized.

     Although there can be no assurance that the remedial actions being implemented by the Company and its subsidiaries will address every issue relating to the year 2000 issue, the Company believes it is unlikely that any disruptions resulting from the year 2000 issue would have any significant impact on its overall operations. Although it is highly unlikely that the Company will face year 2000 issues that significantly impact its overall operations, business continuity plans have been developed to handle potential contingencies regarding unforeseen year 2000 problems. Up to this point, no critical informational technology projects have been either delayed or curtailed due to year 2000 efforts. In addition, the Company and subsidiaries have not experienced any significant year 2000 problems to date.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Senior Bank Facilities. If market interest rates for such borrowings averaged 1% more during the fiscal year ended September 30, 2000 than they did during fiscal 1999, the Company's interest expense would increase, and income before income taxes would decrease by approximately $4.0 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

Item 8.       FINANCIAL STATEMENTS AND  SUPPLEMENTARY DATA

     The financial statements and schedules are listed in Part IV Item 14 of this Form 10-K.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information as of September 30, 1999, with respect to the persons who are members of the Board of Directors, key executive officers and certain other key employees of the Company.

        Name              Age            Position
        ----              ---            --------

James K. Hildebrand        63    Chairman of the Board and Chief Executive Officer
William M. Barrett         52    President
Gary W. LaChey             53    Vice President - Finance, Treasurer and Secretary
Charles M. Kurtti          62    Vice President - Manufacturing and Engineering
William J. Martin          52    President - Hartley Controls Corporation
John Z. Rader              51    Vice President - Human Resources
Timothy J. Koller          50    Vice President - Construction Products, Sales, and Engineering
Frank C. Headington        50    Vice President - Marketing and Technology
Brenton F. Halsey          70    Director
David F. Thomas            49    Director
John D. Weber              35    Director


     Mr. Hildebrand is Chairman of the Board and Chief Executive Officer of ACP Holding Company, a position he has held since May 1, 1997. Mr. Hildebrand had been President and Chief Executive Officer of Advanced Cast Products, Inc. from 1988 to 1997. Previously, he served as President of the Cast Products Group of Amcast Industrial Corp.

     Mr. Barrett is President of the Company, a position he has held since October 1, 1998. Mr. Barrett joined the Company in 1992 serving as General Sales Manager - Industrial Castings until May 1, 1997. Mr. Barrett was Vice President and General Manager from May 1, 1997 to September 30, 1998. From 1985 to 1992, Mr. Barrett was the Vice President - Sales for Harvard Industries Cast Products Group.

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

     Mr. Martin is President - Hartley Controls Corporation, a wholly owned subsidiary of the Company, a position he has held since 1998. From 1996 to September 30, 1998 Mr. Martin was Vice President and General Manager. Previously, Mr. Martin was Territory Sales Manager at Disamatic, Inc., a molding machine manufacturer, from 1986 to 1996.

     Mr. Rader is Vice President - Human Resources, a position he has held since 1990. Mr. Rader joined The Company in 1987, serving as Director - Personnel until 1989 and as Director - Human Resources until 1990. Mr. Rader resigned his position effective September 30, 1999.

     Mr. Koller is Vice President - Construction Products, Sales and Engineering for the Company. Mr. Koller joined the Company in 1978, serving in a variety of positions of increasing responsibility in the sales and marketing departments.

     Mr. Headington is Vice President - Marketing and Technology, a position he has held since 1999. Mr. Headington joined the Company in 1989, as Manager - Technical Services, a position he held until 1991. Previously Mr. Headington served as Director - Product Reliability, from 1991 to 1999.

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

ITEM 11.        Executive Compensation

     The compensation of executive officers of the Company will be determined by the Board of Directors of the Company. None of the historical benefit or compensation plans of the Company are described herein because each were terminated with respect to the named officers and replaced as a group by a single compensation plan in connection with the Merger (with the exception of a 401(k) plan and a retirement plan for Mr. Kurtti). The following table sets forth information concerning compensation received by the five most highly compensated officers of the Company for services rendered in the fiscal year ended September 30, 1999, the fiscal year ended September 30, 1998, the five month period ended September 30, 1997 ("FM 1997"), the one month period ended April 30, 1997 ("OM 1997") and the fiscal year ended March 31, 1997.







                                                                                                  Long-Term Compensation
                                              Annual Compensation                                 ----------------------
     Name and Principal      Fiscal           -------------------    Other Annual          Options/         LTIP       All Other
        Position              Year            Salary        Bonus    Compensation(1)        SARs(#)      Payouts    Compensation
        --------              ----            ------        -----     ---------------        -------      -------    ------------
James K. Hildebrand              1999     $ 500,000      $304,000      $36,605                 --         --                 --
   Chairman and Chief            1998       120,000        84,000       34,107
   Executive Officer          FM 1997        50,000            --       10,860
                              OM 1997            --            --           --
                                 1997            --            --           --

William M. Barrett               1999       240,629       140,000       30,271                 --         --                 --
   Vice President and            1998       148,500        85,575       31,490
   General Manager            FM 1997        55,000            --       11,430
                              OM 1997         8,225            --        1,936
                                 1997        98,700        20,000       26,030

Gary W. LaChey                   1999       175,000       122,500       29,909                 --         --                 --
   Vice President -              1998       145,345        86,980       31,469
Finance, Secretary            FM 1997        59,175            --       10,723
    and Treasurer             OM 1997        11,833            --        2,081
                                 1997       137,998        40,000       26,984

Charles M. Kurtti                1999       150,100        97,020       31,063                 --         --                 --
   Vice President -              1998       137,500        80,850       34,510
   Manufacturing and          FM 1997        55,000            --       11,430
   Engineering                OM 1997        11,000            --        2,229
                                 1997       127,750        45,000       32,230

John Z. Rader                    1999       143,000        96,600       27,278                 --         --                 --
   Vice President -              1998       137,000        80,850       31,303
Human Resources               FM 1997        55,000            --       11,430
                              OM 1997        11,000            --        2,229
                                 1997       127,750        40,000       29,725



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

MANAGEMENT EQUITY PARTICIPATION

    In connection with the Merger, the then current Management Investors acquired units representing membership interests in ACP Products, L.L.C., which represent, in the aggregate, approximately a ten percent beneficial interest in the Company (the "Purchased Interests"). In addition, in connection with certain of the Recent Acquisitions, certain senior managers of certain of the Acquired Subsidiaries purchased common interests in ACP Products, L.L.C. The Management Investors and certain other employees of the Company may be given the opportunity to purchase additional Purchased Interests either in connection with future acquisitions or otherwise.

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

      Set forth below is certain information regarding the beneficial ownership as of September 30, 1999 of Class A Common Units and Class C Common Units, respectively, by each person who beneficially owns 5.0% or more of the outstanding Class A Common Units or Class C Common Units, each director and Named Executive Officer and all directors and Named Executive Officers as a group. Except as indicated below, the address for each of the persons listed below is c/o Neenah Foundry Company, 2121 Brooks Avenue, Box 729, Neenah, Wisconsin 54957.

-----------------------------------------------------------------------------------------------------------------------
                                                Number of       Number of     Percentage     Percentage    Percentage
                                               Voting Class   Voting Class     of Voting      of Voting     of Voting
NAME AND ADDRESS OF BENEFICIAL OWNER            A Common       C Common        Class A         Class C       Common
------------------------------------             Units           Units         Common          Common         Units
                                                                                Units           Units
------------------------------------------------------------------------------------------------------------------------
Citicorp Venture Capital, Ltd. (1) (2)            81,000              --         85.26%             --        40.81%
399 Park Avenue
New York, New York  10043
------------------------------------------------------------------------------------------------------------------------
Metropolitan Life Insurance Company (1)            5,000              --          5.26%             --         2.52%
One Madison Avenue
New York, New York  10010
------------------------------------------------------------------------------------------------------------------------
Executive Officers (1)                                --          93,000             --         89.85%        46.86%
------------------------------------------------------------------------------------------------------------------------
David F Thomas (1) (3)                            84,167              --         88.60%             --        42.40%
------------------------------------------------------------------------------------------------------------------------
John D. Weber (1) (3)                             81,169              --         85.44%             --        40.89%
------------------------------------------------------------------------------------------------------------------------
Directors and named executive officers as a
group                                             89,336          93,000         94.04%         89.85%        91.86%
------------------------------------------------------------------------------------------------------------------------



     (1)  Such persons disclaim beneficial ownership of the Common Stock.

     (2) Citicorp Venture Capital, Ltd. and its affiliates (collectively, "CVC") own 766,794 Class B Common Units representing 81.86% of the Class B Common Units outstanding.

     (3) Consists of the Class A Common Units held directly by Messrs. Thomas and Weber and the 81,000 held by CVC, which may be deemed to be beneficially owned by Messrs. Thomas and Weber. Messrs. Thomas and Weber disclaim beneficial ownership of Units held by CVC. Mr. Thomas is a managing director of CVC. Mr. Weber is a vice president of CVC.

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

EMPLOYMENT AGREEMENTS

      Prior to the Merger, the Predecessor Company entered into a consulting agreement with James P. Keating, Jr. a former Senior Vice President of the Company, that provided that Mr. Keating would be available to serve as a consultant to the Company from July 1, 1997 to June 30, 1999. During this term, Mr. Keating was paid $16,500 per month under such consulting agreement.

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

     In connection with the Company's acquisition of all of the capital stock of Dalton, Dalton entered into an employment agreement with K.L. Davidson dated as of September 8, 1998 to serve as President of Dalton. Such agreement provides for (I) an initial one year term which shall be renewed automatically, subject to earlier termination notice by either party, for successive one year terms until Mr. Davidson attains the age of 65; (ii) a minimum base salary and bonus following the end of each fiscal year so long as Dalton employs Mr. Davidson;
(iii) severance benefits; (iv) non-solicitation, non-compete and confidentiality agreements; and (v) other terms and conditions of Mr. Davidson's employment. On June 30, 1999, Mr. Davidson elected to retire as President of Dalton under the terms of the above employment agreement.

Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


                                                                                                  Page
                                                                                                  ----
(a)  (1) Consolidated Financial Statements of Neenah Foundry Company

               Report of Ernst & Young LLP, Independent Auditors                                   47

               Consolidated Balance Sheets                                                         48

               Consolidated Statements of  Operations                                              50

               Consolidated Statements of Changes in Stockholder's Equity                          51

               Consolidated Statements of Cash Flows                                               52

               Notes to Consolidated Financial Statements                                          54

         Consolidated Financial Statements of Neenah Foundry Company  (Predecessor)

               Report of Ernst & Young LLP, Independent Auditors                                   78

               Consolidated Balance Sheets                                                         79

               Consolidated Statements of Income                                                   81

               Consolidated Statements of Changes in Stockholder's Equity                          82

               Consolidated Statements of Cash Flows                                               83

               Notes to Consolidated Financial Statements                                          84

         (2)   Financial Statements Schedules

               Report of Ernst & Young LLP, Independent Auditors                                   96

               Schedule II - Valuation and Qualifying Accounts of Neenah Foundry Company           97

               Report of Ernst & Young LLP, Independent Auditors                                   98

               Schedule II - Valuation and Qualifying Accounts of Neenah Foundry Company           99
                    (Predecessor)


The following schedules are omitted as not applicable or not required under the rules of regulation S-X: I, III, IV, and V.

(b) Reports on Form 8-K.

          The Company filed no reports on Form 8-K during the quarter ended September 30, 1999.

(c) Exhibits

          See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Neenah, State of Wisconsin, on December 23, 1999.



                                          NEENAH FOUNDRY  COMPANY
                                          --------------------------------------


                                          (Registrant)

                                                 /s/Gary W. LaChey
                                          --------------------------------------
                                                      Gary W. LaChey
                                           Vice President - Finance, Secretary
                                                       and Treasurer
                                           (Principal Financial and  Principal
                                                   Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 23, 1999, by the following persons on behalf of the registrant and in the capacities indicated.

     /s/James K. Hildebrand                     /s/ Brenton F. Halsey
 --------------------------------------   --------------------------------------
          James K. Hildebrand                         Brenton F. Halsey
        Chairman of the Board and                          Director
         Chief Executive Officer
      (Principal Executive Officer)

     /s/ David F. Thomas                        /s/ Gary W. LaChey
--------------------------------------    --------------------------------------
           David F. Thomas                           Gary W. LaChey
             Director                      Vice  President- Finance, Secretary
                                                      and Treasurer
                                           (PrincipalFinancial and  Principal
                                                   Accounting Officer)


     /s/ John D. Weber
--------------------------------------
           John D. Weber
             Director

                                  EXHIBIT INDEX
EXHIBITS

2.1  Agreement and Plan of Reorganization, dated November 20, 1996, by and among
     NFC Castings, Inc., NC Merger Company and Neenah Corporation. **
2.2  First Amendment to Agreement and Plan of Reorganization, dated as of
     January 13, 1997, by and among NFC Castings, Inc., NC Merger Company and
     Neenah Corporation. **
2.3  Second Amendment to Agreement and Plan of Reorganization, dated as of
     February 21, 1997, by and among NFC Castings, Inc., NC Merger Company and
     Neenah Corporation. **
2.4  Third Amendment to Agreement and Plan of
     Reorganization, dated as of April 3, 1997, by and among NFC Castings, Inc.,
     NC Merger Company and Neenah Corporation. **
2.5  Merger Agreement, made as of July 1,1997, by and between Neenah Corporation and Neenah Foundry Company. **
2.6  Stock Purchase Agreement for the acquisition of Deeter Foundry, Inc. dated as of March 26, 1998 by and among Neenah Foundry Company and the Selling
     Shareholders of Deeter Foundry, Inc. (incorporated by reference to the
     Company's Form 10-Q for the period ended March 31, 1998 filed on May 14,
     1998.)
2.7  Stock Purchase Agreement for the acquisition of Mercer dated as of April 3,
     1998 by and among Neenah Foundry Company, Mercer Forge Corporation and the
     Selling Shareholders of Mercer (incorporatedby reference to the Company's
     Form 8-K filed on April 14, 1998.)
2.8  Stock Purchase Agreement for the acquisition of Dalton dated as of August
     7, 1998 by and among Neenah Foundry Company, Dalton Corporation and the
     Dalton Corporation Employee Stock Ownership Plan and Trust (incorporated by reference to the Company's Form 8-K filed on September 21, 1998.)
2.9  Stock Purchase Agreement dated as of December 3, 1998 among Niemin Porter &
     Co. d/b/a Cast Alloys, Inc., the Sellers as defined therein and Neenah
     Foundry Company. ****
2.10 First Amendment to the Stock Purchase Agreement dated December 30, 1998 among Niemin Porter & Co. d/b/a Cast Alloys, Inc., the Sellers as defined therein and Neenah Foundry Company. ****
3.1  Restated Articles of Incorporation of Neenah Foundry Company. **
3.2  By-laws of Neenah Foundry Company. **
3.3  (Intentionally omitted.)
3.4  (Intentionally omitted.)
3.5  Restated Articles of Incorporation of Hartley Controls Corporation. **
3.6  By-laws of Hartley Controls Corporation. **
3.7  Restated Articles of Incorporation of Neenah Transport, Inc.**
3.8  By-laws of Neenah Transport, Inc. **
4.1  Indenture dated as of April 30, 1997 among NC Merger Company and United
     States Trust Company of New York. *
4.2  Purchase Agreement dated as of April 23, 1997 among NC Merger Company,
     Chase Securities Inc. and Morgan Stanley & Co. Incorporated. **
4.3  Exchange and Registration Rights Agreement dated as of April 30, 1997 among
     Neenah Corporation, Neenah Foundry Company, Hartley Controls Corporation
     and Neenah Transport, Inc. and Chase Securities, Inc.**
4.4  First Supplemental Indenture, dated as of April 30, 1997 among Neenah
     Corporation, Neenah Foundry Company, Neenah Transport, Inc. and Hartley
     Controls Corporation and United States Trust Company of New York. **
4.5  Letter Agreement, dated as of April 30, 1997 among Neenah Corporation,
     Neenah Foundry Company, Hartley Controls Corporation and Neenah Transport,
     Inc. and Chase Securities Inc. and Morgan Stanley & Co. Incorporated. **
4.6  Form of Global Note relating to the Indenture dated as of April 23, 1997.
     **

4.7    Indenture dated as of July 1, 1997 among Neenah Corporation, Neenah Foundry
       Company, Neenah Transport, Inc., Hartley Controls Corporation and United
       States Trust Company of New York. **
4.8    Purchase Agreement dated as of June 26, 1997 among Neenah Corporation,
       Neenah Foundry Company, Hartley Controls Corporation, Neenah Transport,
       Inc. and Chase Securities Inc. **
4.9 Exchange and Registration Rights Agreement dated as of July 1, 1997 by and between Neenah Corporation, Neenah Foundry Company, Hartley Controls
       Corporation, Neenah Transport, Inc. and Chase Securities, Inc. **
4.10   Form of Global Note related to the Indenture dated as of July 1, 1997. **
4.11   Indenture dated as of November 24, 1998 among Neenah Foundry Company,
       Neenah Transport, Inc., Hartley Controls Corporation, the Guarantors and
       United States Trust Company of New York. ****
10.1   Master Lease Agreement between Neenah Foundry Company and Bank One Leasing
       Corporation dated December 14, 1992. **
10.2   Agreement between Neenah Foundry Company and Rockwell International
       Corporation effective April 1, 1995. **
10.3   Letter Agreement between Neenah Foundry Company and Eaton Corporation dated
       April 4, 1996.**
10.4   (Intentionally omitted).
10.5 1999-2001 Collective Bargaining Agreement between Neenah Foundry Company and Local 121B Glass, Molders, Pottery, Plastics and Allied Workers
       International Union AFL-CIO-CLC. *
10.6 1998-2000 Collective Bargaining Agreement between Neenah Foundry Company and The Independent Patternmakers Union of Neenah, Wisconsin. ***
10.7   Credit Agreement dated as of April 30, 1997 as Amended and Restated as of
       September 12, 1997, as of April 3, 1998, and as of September 8, 1998 by and among Neenah Foundry Company, NFC Castings, Inc., the Chase Manhattan Bank as Administrative Agent, Chase Securities, Inc. as Arranger and the other
       Lenders from time to time party thereto (incorporated by reference to the Company's Form 8-K filed on September 21, 1998.)
10.8   Employment Agreement dated September 9, 1994 between the Neenah
       Corporation, Neenah Foundry Company, Harley Controls Corporation, Neenah
       Transport, Inc. and James P. Keating, Jr.**
10.9   Consulting Agreement dated September 9, 1994 between the Neenah Foundry
       Company and the Guarantors and James P. Keating, Jr. **
10.10  First Amendment to Employment Agreement, dated September 9, 1994, between
       Neenah Foundry Company, Neenah Corporation, Hartley Controls Corporation and James P. Keating, Jr. **
10.11  Pledge Agreement dated as of April 30, 1997, among NC Merger Company, a
       Wisconsin Corporation, NFC Castings, Inc., a Delaware Corporation. **
10.12 Subsidiary Guarantee Agreement dated as of April 30, 1997, among each of the subsidiaries listed of NC Merger Company, a Wisconsin corporation, and The Chase Manhattan Bank, a New York banking corporation, as collateral agent for the secured parties. **
10.13  Parent Guarantee Agreement dated as of April 30, 1997, between NFC
       Castings, Inc., a Delaware corporation and The Chase Manhattan Bank, a New
       York banking corporation, as collateral agent for the secured parties. **
10.14  Security Agreement dated as of April 30, 1997, among NC Merger Company, a
       Wisconsin corporation, each subsidiary of the borrower and The Chase
       Manhattan Bank, a New York banking corporation, as collateral agent for the secured parties. **
10.15  Form of Mortgage. **

10.16 Amendment No. 1, Consent and Waiver, dated as of November 18, 1998, to the
      Credit Agreement dated as of April 30, 1997 as Amended and Restated as of September 12, 1997, as of April 3, 1998, and as of September 8, 1998 by and among Neenah Foundry Company, NFC Castings, Inc., the Lenders from time to time party thereto, and the Chase Manhattan Bank. ***

10.17 Cash Collateral Account Agreement dated as of November 24, 1998, between
      Neenah Foundry Company and the Chase Manhattan Bank. ***

10.18 Executive Employment and Consulting Agreement dated September 15, 1998 by and among Neenah Foundry Co., Advanced Cast Products, Inc., ACP Holding
      Co., ACP Products, LLC and James K. Hildebrand.***

10.19 Dalton Corporation, KLDavidson Employment Agreement dated September 8,
      1998. ***

10.20 Purchase Agreement dated November 19, 1998 among Neenah Foundry Company.
      Neenah Transport, Inc., Hartley Controls Corporation, the Guarantors and the Initial Purchasers. ****

10.21 Exchange and Registration Rights Agreement dated November 24, 1998 among
      Neenah Foundry Company, Neenah Transport, Inc., Hartley Controls
      Corporation, the Guarantors and the Initial Purchasers. ****

21.1  Subsidiaries of the Registrant. *

27.1  Financial Data Schedule. *


-----
   * Filed herewith
  ** Incorporated by reference to the Company's Form S-4 (Registration No.
     333-28751) which became effective August 29, 1997.
 *** Incorporated by reference to the Company's Form 10-K (Registration No.
     332-28751) which was filed December 23, 1998.
**** Incorporated by reference to the Company's Form S-4
     (Registration No. 333-72455) which became effective May 13, 1999.

                             CONSOLIDATED FINANCIAL
                             STATEMENTS

                             NEENAH FOUNDRY COMPANY

                             For the twelve months ended
                             September 30, 1999 and 1998
                             and for the period from inception,
                             May 1, 1997, through September 30, 1997

                             Neenah Foundry Company

                        Consolidated Financial Statements

             For the twelve months ended September 30, 1999 and 1998
                 and for the period from inception, May 1,1997,
                           through September 30, 1997





                                    CONTENTS

Report of Independent Auditors...........................................................................1

Consolidated Balance Sheets..............................................................................2
Consolidated Statements of Operations....................................................................4
Consolidated Statements of Changes in Stockholder's Equity...............................................5
Consolidated Statements of Cash Flows....................................................................6
Notes to Consolidated Financial Statements...............................................................8

                         Report of Independent Auditors


Board of Directors
Neenah Foundry Company

We have audited the accompanying consolidated balance sheets of Neenah Foundry Company (the Company) as of September 30, 1999 and 1998 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the twelve months ended September 30, 1999 and 1998 and for the period from inception, May 1, 1997, through September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for the twelve months ended September 30, 1999 and 1998 and for the period from inception, May 1, 1997, through September 30, 1997, in conformity with generally accepted accounting principles.



November 5, 1999

                             Neenah Foundry Company

                           Consolidated Balance Sheets
               (In Thousands, Except Share and per Share Amounts)



                                                                                   SEPTEMBER 30
                                                                               1999            1998
                                                                         ---------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $ 17,368         $ 19,798
   Accounts receivable, less allowance for doubtful
    accounts of $1,020 in 1999 and $853 in 1998                                 77,696           71,655
   Inventories                                                                  56,387           40,841
   Refundable income taxes                                                           -              375
   Deferred income taxes                                                         3,534            4,888
   Other current assets                                                          5,223            5,060
                                                                         ---------------------------------
Total current assets                                                           160,208          142,617


Property, plant and equipment:
   Land                                                                          5,647            4,724
   Buildings and improvements                                                   24,653           19,954
   Machinery and equipment                                                     181,078          147,554
   Patterns                                                                     26,950           26,439
   Construction in progress                                                     16,917            5,251
                                                                         ---------------------------------
                                                                               255,245          198,671
   Less accumulated depreciation                                                46,441           18,134
                                                                         ---------------------------------
                                                                               208,804          180,537


Deferred financing costs, net of accumulated amortization
 of $2,781 in  1999 and $1,179 in 1998                                          10,451            8,818
Identifiable intangible assets, net of accumulated
 amortization of $10,700 in 1999 and $4,448 in 1998                             62,852           61,086
Goodwill, net of accumulated amortization of $11,560 in
 1999 and $6,268  in 1998                                                      190,469          184,181
Other assets                                                                     8,918            7,070
                                                                         ---------------------------------
                                                                               272,690          261,155
                                                                         ---------------------------------
                                                                              $641,702         $584,309
                                                                         =================================


                                                                                  SEPTEMBER 30
                                                                               1999            1998
                                                                         ---------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
 Current liabilities:
   Accounts payable                                                           $ 31,151        $ 29,920
   Income taxes payable                                                          1,129               -
   Accrued wages and employee benefits                                          14,560          13,005
   Accrued interest                                                             13,678           9,847
   Other accrued liabilities                                                    10,394           7,474
   Current portion of long-term debt                                             5,334           4,185
                                                                         ---------------------------------
Total current liabilities                                                       76,246          64,431

Long-term debt                                                                 423,887         367,686
Postretirement benefit obligations                                               5,641           5,220
Deferred income taxes                                                           64,237          68,069
Other liabilities                                                                7,941          10,981
                                                                         ---------------------------------
Total liabilities                                                              577,952         516,387

Commitments and contingencies

Stockholder's equity:
   Preferred stock, par value $100 per share; authorized
    3,000 shares; no shares issued or outstanding                                   -               -
   Common stock, Class A (voting), par value $100 per
    share; authorized 1,000 shares; issued and outstanding,
    1,000 shares                                                                  100             100

   Common stock, Class B (nonvoting), par value $100 per
   share; authorized 10,000 shares; no shares issued or
   outstanding                                                                       -               -

   Capital in excess of par value                                               51,317          55,167
   Retained earnings                                                            12,333          14,225
   Pension liability adjustment                                                      -          (1,570)
                                                                         ---------------------------------
Total stockholder's equity                                                      63,750          67,922
                                                                         ---------------------------------

                                                                              $641,702        $584,309
                                                                         =================================




See accompanying notes.

                             Neenah Foundry Company

                      Consolidated Statements of Operations
                                 (In Thousands)

                                                                                        FIVE MONTHS ENDED
                                                                                           SEPTEMBER
                                                      YEAR ENDED SEPTEMBER 30                   30
                                                     1999                 1998                 1997
                                             ---------------------------------------------------------------
Net sales                                           $530,057             $303,414             $108,353
Cost of sales                                        432,437              222,451               77,444
                                             ---------------------------------------------------------------
Gross profit                                          97,620               80,963               30,909

Selling, general and administrative
  expenses                                            35,855               23,192                8,642

Amortization expense                                  11,696                7,727                3,900
Restructuring charge                                   6,713                    -                    -
Loss on disposal of equipment                            789                   38                   10
                                             ---------------------------------------------------------------
Operating income                                      42,567               50,006               18,357

Other income (expense):
   Interest expense                                  (43,803)             (28,096)             (10,358)
   Interest income                                     1,408                  893                  367
                                             ---------------------------------------------------------------
Income before income taxes and
   extraordinary item                                    172               22,803                8,366
Provision for income taxes                             2,064               10,922                4,000
                                             ---------------------------------------------------------------
Income (loss) before extraordinary
  item                                                (1,892)              11,881                4,366

Extraordinary item, net of income
 tax benefit of $260 in 1998 and
 $999 in 1997                                              -                 (392)              (1,630)
                                             ---------------------------------------------------------------
Net income (loss)                                   $ (1,892)           $  11,489            $   2,736
                                             ===============================================================



See accompanying notes.

                             Neenah Foundry Company

           Consolidated Statements of Changes in Stockholder's Equity
                                 (In Thousands)




                                                             Common Stock
                                                          --------------------                               Accumulated
                                                                                   Capital in                   Other
                                               Preferred                         Excess of Par   Retained   Comprehensive
                                                 Stock    Class A    Class B         Value       Earnings    Income (Loss)   Total
                                               ---------  ---------  ---------   -------------   ---------  -------------  --------
Balance at May 1, 1997                         $      --  $     100  $      --   $      44,571   $      --  $          --  $ 44,671
   Net income                                         --         --         --              --       2,736             --     2,736
                                               ---------  ---------  ---------   -------------   ---------  -------------  --------
Balance at September 30, 1997                         --        100         --          44,571       2,736             --    47,407
   Additional capital contributions                   --         --         --          10,596          --             --    10,596
   Components of comprehensive income (loss):
     Net income                                       --         --         --              --      11,489             --    11,489
     Pension liability adjustment, net of tax
       effect of $1,048                               --         --         --              --          --         (1,570)   (1,570)
                                                                                                                           --------
   Total comprehensive income                                                                                                 9,919
                                               ---------  ---------  ---------   -------------   ---------  -------------  --------
Balance at September 30, 1998                         --        100         --          55,167      14,225         (1,570)   67,922
   Return of fiscal 1998 capital contribution         --         --         --          (3,850)         --             --    (3,850)
   Components of comprehensive income (loss):
     Net loss                                         --         --         --              --      (1,892)            --    (1,892)
     Pension liability adjustment, net of tax
       effect of $1,048                               --         --         --              --          --          1,570     1,570
                                                                                                                           --------
   Total comprehensive income                                                                                                  (322)
                                               ---------  ---------  ---------   -------------   ---------  -------------  --------
Balance at September 30, 1999                  $      --  $     100  $      --   $      51,317   $  12,333  $          --  $ 63,750
                                               =========  =========  =========   =============   =========  =============  ========



See accompanying notes.

                             Neenah Foundry Company

                      Consolidated Statements of Cash Flows
                                 (In Thousands)



                                                                           YEAR ENDED
                                                                          SEPTEMBER 30                FIVE MONTHS ENDED
                                                              -------------------------------------     SEPTEMBER 30
                                                                     1999              1998                1997
                                                              ---------------------------------------------------------

OPERATING ACTIVITIES
Net income (loss)                                                 $  (1,892)        $    11,489           $   2,736
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Extraordinary item                                                   -                 652               2,629
     Provision for impairment of assets                               6,030                   -                   -
     Depreciation                                                    23,990              11,927               3,799
     Amortization of identifiable intangible assets
      and goodwill                                                   11,696               7,727               3,900
     Amortization of deferred financing costs and
      premium on notes                                                1,011                 713                 342
     Loss on sale of property, plant and equipment                      789                  38                  10
     Deferred income taxes                                           (8,248)             (2,437)             (2,147)
     Other                                                                -                  41                 (20)
     Changes in operating assets and liabilities:
       Accounts receivable                                           (2,977)             (3,926)             (4,696)
       Inventories                                                   (1,028)                812               5,648
       Other current assets                                             684                (715)                152
       Accounts payable                                              (5,217)               (158)              1,403
       Income taxes                                                   1,504              (5,050)              2,143
       Accrued liabilities                                            4,452               4,198               9,099
       Postretirement benefit obligations                               421                 341                 141
       Other liabilities                                               (110)             (1,416)                 21
                                                              ---------------------------------------------------------
Net cash provided by operating activities                            31,105              24,236              25,160

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired                     (40,824)           (169,109)            (12,530)
Purchase of property, plant and equipment                           (41,643)            (13,117)             (3,081)
Other                                                                  (780)                 58                 909
                                                              ---------------------------------------------------------
Net cash used in investing activities                               (83,247)           (182,168)            (14,702)

                             Neenah Foundry Company

                                 (In Thousands)


                                                                           YEAR ENDED
                                                                          SEPTEMBER 30                FIVE MONTHS ENDED
                                                              -------------------------------------     SEPTEMBER 30
                                                                     1999                1998                1997
                                                              ----------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from long-term debt                                        $ 90,405          $ 175,987           $  47,588
Payments on long-term debt                                           (33,607)           (15,753)            (47,888)
Return of capital contribution                                        (3,850)                 -                   -
Debt issuance costs                                                   (3,236)            (2,850)             (1,356)
                                                              ----------------------------------------------------------
Net cash provided by financing activities                             49,712            157,384              (1,656)
                                                              ----------------------------------------------------------

Increase (decrease) in cash and cash equivalents                      (2,430)              (548)              8,802
Cash and cash equivalents at beginning of period                      19,798             20,346              11,544
                                                              ----------------------------------------------------------
Cash and cash equivalents at end of period                          $ 17,368          $  19,798           $  20,346
                                                              ==========================================================
Supplemental disclosures of cash flow
  information:
    Cash paid for:
       Interest                                                     $ 38,961          $  25,994           $   1,560
       Income taxes                                                    8,656             16,340               3,716

                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements

                               September 30, 1999
                                 (In Thousands)



1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

On April 30, 1997, pursuant to an Agreement and Plan of Reorganization with NC Merger Company and NFC Castings, Inc., Neenah Corporation (Predecessor Company) was acquired by NFC Castings, Inc., a holding company and a wholly owned subsidiary of ACP Holding Company, using (i) $45,000 of cash equity contributed by NFC Castings, Inc., (ii) $45,000 of term loans, (iii) proceeds from the issuance of $150,000 of unsecured Series B Senior Subordinated Notes and (iv) cash of Neenah Corporation. The purchase price was $261,713 including a closing date net worth adjustment and direct costs of the acquisition. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated on the basis of fair values of the underlying assets acquired and liabilities assumed. The excess of the cost of acquisition over the fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill.

Prior to July 1, 1997, Neenah Foundry Company was one of three wholly owned subsidiaries of Neenah Corporation, a holding company with no significant assets or operations other than its holdings in the common stock of its subsidiaries. On July 1, 1997, Neenah Foundry Company merged into Neenah Corporation and the surviving company changed its name to Neenah Foundry Company (Neenah, and together with its subsidiaries, "the Company").

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


     1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Neenah has the following subsidiaries, all of which are wholly owned:
     Neenah Transport, Inc. (Transport); Hartley Controls Corporation (Hartley); Deeter Foundry, Inc. (Deeter); Mercer Forge Corporation and subsidiaries (Mercer); Dalton Corporation and subsidiaries (Dalton); Advanced Cast Products, Inc. (ACP); and Cast Alloys, Inc. (Cast Alloys). Transport is a common and contract carrier licensed to operate in the continental

                             Neenah Foundry Company

                                 (In Thousands)


United States. The majority of Transport's revenues are derived from transport services provided to the Company. Hartley designs and manufactures customized sand control systems for the foundry industry. Deeter manufactures gray iron castings for the municipal market and special application construction castings which are used in waste treatment plants, airports, telephone and electrical construction projects. Mercer produces forged components for use in transportation, railroad, mining and heavy industrial applications and microalloy forgings for use by original equipment manufacturers and industrial end users. Dalton manufactures gray iron castings for refrigeration systems, air conditioners, heavy equipment, engines, gear boxes, stationary transmissions, heavy duty truck transmissions and other automotive parts. ACP manufactures ductile and malleable iron castings for use in various industrial segments, including heavy truck, construction equipment, railroad, mining and automotive. Cast Alloys manufactures investment-cast titanium and stainless steel golf club heads for the golf industry. The Company's sales generally are unsecured.

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

                             Neenah Foundry Company

                                 (In Thousands)


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, consisting entirely of Euro-Dollar investments, totaled $15,500 and $16,500 at September 30, 1999 and 1998, respectively. The cost of these investments approximates fair value at September 30, 1999 and 1998.

INVENTORIES

Inventories are stated at the lower of cost or market. The cost of inventories for Neenah and Dalton is determined on the last-in, first-out (LIFO) method for substantially all inventories except for supplies, for which cost is determined on the first-in, first-out (FIFO) method. The cost of inventories for Deeter, Mercer, Cast Alloys and ACP is determined on the FIFO method. LIFO inventories comprise 45% and 67% of total inventories at September 30, 1999 and 1998, respectively.

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

IDENTIFIABLE INTANGIBLE ASSETS

Identifiable intangible assets are amortized on a straight-line basis over the estimated useful lives of 5 to 40 years.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred, and amounted to $854 and $662 for the years ended September 30, 1999 and 1998, respectively, and $292 for the five months ended September 30, 1997.

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

                                 (In Thousands)



1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The following presents the carrying amounts and estimated fair values of such instruments:


                                                 SEPTEMBER 30, 1999               SEPTEMBER 30, 1998
                                           -------------------------------------------------------------
                                             Carrying           Fair          Carrying          Fair
                                              Amount           Value           Amount           Value
                                           -------------------------------------------------------------
Cash and cash equivalents                    $  17,368       $  17,368        $  19,798      $  19,798
Accounts receivable                             77,696          77,696           71,655         71,655
Accounts payable                                31,151          31,151           29,920         29,920
Long-term debt                                 429,221         408,071          371,871        371,367


The fair value of the Senior Subordinated Notes is based on quoted market prices.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

COMPREHENSIVE INCOME

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) as part of a full set of financial statements. The adoption of SFAS No. 130 had no impact on the Company's results of operations, financial position or cash flows. Comprehensive income (loss) has been included in the consolidated statement of changes in stockholders' equity.

SEGMENT INFORMATION

Effective September 30, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes the standards for public enterprises to report financial and descriptive information about their

                             Neenah Foundry Company

                                 (In Thousands)


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

operating segments in annual and interim financial statements, and provide disclosures with respect to products and services, geographic areas of operations and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations, financial position or cash flows, but did affect the disclosure of segment information.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Effective September 30, 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The provisions of SFAS No. 132 revise employers' disclosures about pension and other postretirement benefit plans. This statement does not change the measurement or recognition of costs associated with these plans. In addition, SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable.

PENDING ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137. Provisions of these standards are required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the results of operations or on the financial position of the Company.

2. ACQUISITIONS

On March 30, 1998, Neenah purchased Deeter, a manufacturer of gray iron castings, for $20,759 in cash (including direct costs of $313) and a $3,850 note issued by ACP Holding Company payable to the selling shareholders of Deeter which was accounted for as a contribution to the capital of Neenah in fiscal 1998. During fiscal 1999, Neenah settled the note on behalf of ACP Holding Company which was accounted for as a return of capital.

On April 3, 1998, Neenah purchased Mercer, a manufacturer of forged components, for $47,420 (including direct costs of $525 and net of $154 of acquired cash). The acquisition of Mercer was financed through borrowings under the Tranche B term loan.

                             Neenah Foundry Company

                                 (In Thousands)


2. ACQUISITIONS (CONTINUED)

On September 8, 1998, Neenah purchased Dalton, a manufacturer of gray iron castings, for $100,930 (including direct costs of $601 and net of $1,679 of acquired cash). The acquisition of Dalton was financed through drawings under the Tranche B term loan and the Acquisition Loan Facility.

On December 31, 1998, Neenah purchased Cast Alloys, a manufacturer of investment-cast titanium and stainless steel golf club heads, for $40,824 in cash (including direct costs of $1,206, and net of $488 of acquired cash). The acquisition of Cast Alloys was financed by a portion of the proceeds from the issuance of the Company's 11-1/8% Series F Senior Subordinated Notes.

The acquisitions of Deeter, Mercer, Dalton and Cast Alloys have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated on the basis of fair values to the underlying assets acquired and liabilities assumed. The excess of the cost of acquisition over the fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. The operating results of Deeter, Mercer, Dalton and Cast Alloys are included in the consolidated statements of operations since the date of their respective acquisition.

On September 8, 1998, the capital stock of ACP was contributed to Neenah by ACP Holding Company, the sole shareholder of ACP. ACP is a manufacturer of ductile and malleable iron castings. In connection with the merger, Neenah assumed $14,613 of indebtedness of ACP which was subsequently refinanced through borrowings under the Tranche A term loan. In addition, senior subordinated notes totaling $6,746 due by ACP to its shareholder were converted into the equity of ACP by its shareholder. The acquisition of ACP was accounted for in a manner similar to a pooling of interests because Neenah and ACP were under common control.

                             Neenah Foundry Company

                                 (In Thousands)


2. ACQUISITIONS (CONTINUED)

Pro forma unaudited consolidated operating results of the Company, assuming Deeter, Mercer, Dalton and Cast Alloys had all been acquired as of October 1, 1998 and 1997, are summarized below:


                                                                                    YEAR ENDED
                                                                                   SEPTEMBER 30
                                                                              1999              1998
                                                                         ----------------------------------
Net sales                                                                    $544,671         $576,161
Income (loss) before extraordinary item                                        (4,515)             999
Net income (loss)                                                              (4,515)             607

These pro forma results have been prepared for informational purposes only and include certain adjustments to depreciation expense related to acquired plant and equipment, amortization expense arising from goodwill and identifiable intangible assets, interest expense on acquisition debt, and the estimated related income tax effects of all such adjustments. The pro forma results do not purport to be indicative of the results of operations which would have resulted had the business combinations occurred on October 1, 1998 and 1997, or of the future results of operations of the consolidated entities.

3. INVENTORIES

Inventories consist of the following as of September 30:

                                                                              1999              1998
                                                                         ----------------------------------
  Raw materials                                                              $  9,702         $  4,550
  Work in process and finished goods                                           37,654           28,141
  Supplies                                                                      9,031            8,150
                                                                         ==================================
                                                                             $ 56,387         $ 40,841
                                                                         ==================================

If the FIFO method of inventory valuation had been used on all components, inventories would have been approximately $1,156 lower than reported at September 30, 1999 and $499 higher than reported at September 30, 1998.

                             Neenah Foundry Company

                                 (In Thousands)


4. IDENTIFIABLE INTANGIBLE ASSETS

Identifiable intangible assets consist of the following as of September 30:

                                                                              1999              1998
                                                                         ----------------------------------
  Customer lists                                                              $33,941          $30,341
  Trade names                                                                  24,353           19,853
  Assembled work force                                                          8,842            8,142
  Facilities in place                                                           2,982            3,764
  Other                                                                         4,343            3,434
                                                                         ----------------------------------
                                                                               73,552           65,534
  Less accumulated amortization                                                10,700            4,448
                                                                         ==================================
                                                                              $62,852          $61,086
                                                                         ==================================

5. LONG-TERM DEBT

Long-term debt consists of the following as of September 30:


                                                                              1999              1998
                                                                         ----------------------------------
111/8% Series B Senior Subordinated Notes                                    $150,000         $150,000
111/8% Series D Senior Subordinated Notes, including
  unamortized premium of $1,995 in 1999 and $2,259 in 1998                     46,995           47,259
111/8% Series F Senior Subordinated Notes, including
 unamortized  premium of $2,717                                                89,717                -
Term Loan Facilities                                                          140,747          145,000
Acquisition Loan Facility                                                           -           29,000
Revolving Loan Facility                                                             -                -
Other                                                                           1,762              612
                                                                         ----------------------------------
                                                                              429,221          371,871
Less current portion                                                            5,334            4,185
                                                                         ==================================
                                                                             $423,887         $367,686
                                                                         ==================================

                             Neenah Foundry Company

                                 (In Thousands)


5. LONG-TERM DEBT (CONTINUED)

The Series B, Series D and Series F Senior Subordinated Notes (collectively, the Notes) are unsecured and mature on May 1, 2007. Interest is payable semiannually on May 1 and November 1. The Notes are fully, unconditionally, jointly and severally guaranteed by Transport, Hartley, Deeter, Mercer, Dalton, Cast Alloys and ACP (Guarantor Subsidiaries). The Notes are subordinated to all existing and future senior indebtedness of the Company but rank equally in right of payment with any future senior subordinated indebtedness of the Company. The Notes contain covenants which restrict the Company from incurring additional indebtedness and prohibit dividend payments, stock redemptions and certain other transactions.

The Company used the proceeds from the Series D Senior Subordinated Notes to repay the term loans used to finance the acquisition of the Company on April 30, 1997, accrued interest thereon and related fees and expenses. In connection with the prepayment in full of the term loans during the five months ended September 30, 1997, the Company recorded an extraordinary charge to write off the unamortized balance of the related deferred financing costs of $2,629.

The Company has a Credit Agreement with a bank which provides a) Term Loan Facilities of $145 million, b) an Acquisition Loan Facility of $50 million and
c) a Revolving Credit Facility of $50 million.

The Term Loan Facilities consist of two tranches of term loans. The Tranche A term loans outstanding at September 30, 1999 and 1998, total $17 million and $20 million, respectively, and mature on September 30, 2003. The Tranche B term loans outstanding at September 30, 1999 and 1998 total $124 million and $125 million, respectively, and mature on September 30, 2005. Installments of the Tranche A term loans are due in aggregate principal amounts of $1,000 per quarter until September 30, 2002 and $1,250 per quarter from December 31, 2002 through September 30, 2003. Installments on $54 million of the Tranche B term loans are due in aggregate principal amounts of $250 per quarter until September 30, 2003 and $6,250 per quarter from December 31, 2003 through September 30, 2005. Installments on the remaining Tranche B term loans are due in aggregate principal amounts of $8,750 per quarter commencing on December 31, 2003 and continuing through September 30, 2005. Interest on the Tranche A and Tranche B term loans is at LIBOR (6.0% at September 30, 1999) plus 2.50% and 2.75%, respectively.

                             Neenah Foundry Company

                                 (In Thousands)


5. LONG-TERM DEBT (CONTINUED)

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

The Company used the proceeds of the Tranche A term loan to repay the bank term loan, revolving credit note payable and equipment loan totaling $13,631 it assumed when the capital stock of ACP was contributed to the Company. In connection with the repayment in full of these obligations during the year ended September 30, 1998, the Company recorded an extraordinary charge to write off the unamortized balance of the related deferred financing costs of $652.

During the year ended September 30, 1999, the Company financed purchases of property, plant and equipment totaling $1,143 by entering into capital leases.

Scheduled maturities of long-term debt during fiscal years subsequent to September 30, 1999, are as follows:


                  2000                                                     $    5,334
                  2001                                                          5,344
                  2002                                                          5,317
                  2003                                                          6,275
                  2004                                                         60,224
                  Thereafter                                                  342,015
                                                                     ----------------------
                                                                           $  424,509
                                                                     ======================

                             Neenah Foundry Company

                                 (In Thousands)


6. COMMITMENTS AND CONTINGENCIES

The Company leases certain plants, warehouse space, machinery and equipment, office equipment and vehicles under operating leases. Rent expense under these operating leases for the years ended September 30, 1999 and 1998 and for the five-month period ended September 30, 1997 totaled $2,595, $1,485 and $515, respectively. Minimum rental payments due under these operating leases for fiscal years subsequent to September 30, 1999 are as follows:


                  2000                                                       $2,549
                  2001                                                        1,655
                  2002                                                          916
                  2003                                                          473
                  2004                                                          220
                  Thereafter                                                    303
                                                                     ----------------------
                                                                             $6,116
                                                                     ======================


The Company is partially self-insured for workers compensation claims. An accrued liability is recorded for claims incurred but not yet paid or reported and is based on current and historical claim information. The accrued liability may ultimately be settled for an amount different than the recorded amount. Adjustments of the accrued liability are recorded in the period in which they become known.

Approximately 52% of the Company's work force is covered by collective bargaining agreements. None of the current agreements are scheduled to expire within the next year.

As of September 30, 1999, the Company had outstanding letters of credit of $350, which secure certain workers compensation and other obligations. The outstanding letters of credit reduce the availability under the Revolving Credit Facility.

                             Neenah Foundry Company

                                 (In Thousands)


7. RESTRUCTURING CHARGE

During fiscal 1999, the Company recorded a restructuring charge of $6,713 to close one of their manufacturing facilities. Included in the restructuring charge in the consolidated statement of operations for the fiscal year ended September 30, 1999 are the following:


Impairment and abandonment of assets that will no longer be used                                  $6,030
Employee severance costs                                                                             328
Lease commitment and contractual obligations                                                         130
Other exit activity costs, primarily facility closure expenses                                       225
                                                                                            ----------------
                                                                                                  $6,713
                                                                                            ================

The fair value of assets that will no longer be used was determined based on an appraisal performed with consideration given to offers received from prospective buyers. Employee severance costs relate to 20 salaried employees and 146 bargaining unit employees and have been communicated in writing to the employees.

No amounts were disbursed in the year ended September 30, 1999. It is expected that substantially all actions related to the Company's restructuring plan will be completed by September 30, 2000.

For the year ended September 30, 1999 and from September 8, 1998, the date of acquisition, through September 30, 1998, net sales related to this manufacturing facility were $17,213 and $1,831, respectively, and the operating loss related to this manufacturing facility was $10,071 and $361, respectively, including the restructuring charge of $6,713 in 1999.

8. INCOME TAXES

The provision for income taxes consists of the following:


                                                                        SEPTEMBER 30
                                                          1999              1998               1997
                                                   --------------------------------------------------------
Current:
   Federal                                               $ 8,615            $11,126          $ 5,835
   State                                                   1,697              2,233            1,236
                                                   --------------------------------------------------------
                                                          10,312             13,359            7,071
Deferred                                                  (8,248)            (2,437)          (3,071)
                                                   --------------------------------------------------------
                                                         $ 2,064            $10,922          $ 4,000
                                                   ========================================================

                             Neenah Foundry Company

                                 (In Thousands)


8. INCOME TAXES (CONTINUED)

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34%, 35% and 34% as of September 30, 1999, 1998 and 1997, respectively, to income before income taxes and extraordinary item as follows:


                                                          TWELVE MONTHS ENDED            FIVE MONTHS
                                                             SEPTEMBER 30             ENDED SEPTEMBER 30
                                                          1999           1998                1997
                                                     -------------------------------------------------------
Provision at statutory rate                             $     59        $  7,981              $2,844
State income taxes, net of federal tax benefit               161           1,148                 480
Amortization of goodwill                                   1,799           1,389                 550
Other                                                         45             404                 126
                                                      ------------------------------------------------------
Provision for income taxes                              $  2,064        $ 10,922              $4,000
                                                      ======================================================

Deferred income tax assets and liabilities consist of the following as of September 30:

                                                                         1999                  1998
                                                                --------------------------------------------
Deferred income tax liabilities:
   Book basis of assets in excess of tax basis:
     Inventories                                                      $    (2,879)          $    (3,221)
     Property, plant and equipment                                        (43,396)              (46,447)
     Identifiable intangible assets                                       (25,226)              (24,476)
   Employee benefit plans                                                    (426)                 (590)
   Other                                                                     (500)                 (572)
                                                                 -------------------------------------------
                                                                          (72,427)              (75,306)
Deferred income tax assets:
   Employee benefit plans                                                   5,898                 6,919
   Accrued vacation                                                         2,278                 1,989
   Restructuring reserve                                                      344                     -
   Other accrued liabilities                                                2,784                 2,667
   State net operating loss carryforward                                      377                     -
   Other                                                                      420                   550
   Valuation allowance                                                       (377)                    -
                                                                 -------------------------------------------
                                                                           11,724                12,125
                                                                 -------------------------------------------
Net deferred income tax liability                                     $   (60,703)          $   (63,181)
                                                                 ===========================================

Included in the consolidated balance sheet as:
   Current deferred income tax asset                                  $     3,534           $     4,888
   Noncurrent deferred income tax liability                               (64,237)              (68,069)
                                                                 -------------------------------------------
                                                                      $   (60,703)          $   (63,181)
                                                                 ===========================================

                             Neenah Foundry Company

                                 (In Thousands)


8. INCOME TAXES (CONTINUED)

As of September 30, 1999, Cast Alloys has a state net operating loss (NOL) carryforward for income tax purposes of $4,049 which expires in September 2004. A full valuation allowance has been provided against the deferred tax asset related to this state NOL carryforward.

9. EMPLOYEE BENEFIT PLANS

DEFINED-BENEFIT PENSION PLANS AND POSTRETIREMENT BENEFITS

The Company sponsors five defined-benefit pension plans covering the majority of its hourly employees. Retirement benefits under the pension plans are based on years of service and defined-benefit rates. The Company funds the pension plans based on actuarially determined cost methods allowable under Internal Revenue Service regulations. Plan assets consist primarily of mutual funds.

The Company also sponsors unfunded defined-benefit postretirement health care plans covering substantially all salaried and hourly employees at Neenah and Hartley and their dependents. For Hartley and salaried employees at Neenah, benefits are provided from the date of retirement for the duration of the employee's life, while benefits for hourly employees at Neenah are provided from retirement to age 65. Retirees' contributions to the plans are based on years of service and age at retirement. The Company funds benefits as incurred.

                             Neenah Foundry Company

                                 (In Thousands)


9. EMPLOYEE BENEFIT PLANS (CONTINUED)

The following table summarizes the funded status of the pension plans and postretirement benefit plans and the amounts recognized in the consolidated balance sheet at September 30, 1999 and 1998:

                                                               PENSION                POSTRETIREMENT
                                                               BENEFITS                  BENEFITS
                                                     -------------------------------------------------------
                                                         1999           1998          1999         1998
                                                     -------------------------------------------------------
Change in benefit obligation:
   Benefit obligation, October 1                        $36,759       $22,909      $ 6,114       $ 4,894
     Acquisition                                              -         8,857            -             -
     Service cost                                         1,263           749          202           152
     Interest cost                                        2,533         1,716          419           366
     Amendments                                           1,710             -            -             -
     Actuarial (gains) losses                            (2,280)        3,754            -           906
     Benefits paid                                       (1,779)       (1,226)        (233)         (204)
                                                     -------------------------------------------------------
   Benefit obligation, September 30                     $38,206       $36,759      $ 6,502       $ 6,114
                                                     =======================================================

Change in plan assets:
   Fair value of plan assets, October 1                 $33,299       $26,419      $     -       $     -
     Acquisition                                              -         6,690            -             -
     Actual return on plan assets                         4,132         1,300            -             -
     Company contributions                                1,066           116          233           204
     Benefits paid                                       (1,779)       (1,226)        (233)         (204)
                                                     -------------------------------------------------------
   Fair value of plan assets, September 30              $36,718       $33,299      $     -       $     -
                                                     =======================================================

Funded status of the plans:
   Benefit obligation in excess of plan assets          $(1,488)      $(3,460)     $(6,502)      $(6,114)
   Unrecognized prior service cost                        2,002           313          716           760
   Unrecognized net (gain) loss                          (1,321)        2,612          145           134
                                                     -------------------------------------------------------
                                                        $  (807)      $  (535)     $(5,641)      $(5,220)
                                                     =======================================================

Amounts recognized in the consolidated
  balance sheet at September 30 consist of:
     Accrued benefit liability                          $(3,221)      $(5,142)     $(5,641)      $(5,220)
     Prepaid benefit cost                                 1,239         1,676            -             -
     Intangible asset                                     1,175           313            -             -
     Deferred tax asset                                       -         1,048            -             -
     Accumulated other comprehensive income                   -         1,570            -             -
                                                     --------------------------------------------------------
                                                        $  (807)      $  (535)     $(5,641)      $(5,220)
                                                     =======================================================

                             Neenah Foundry Company

                                 (In Thousands)


9. EMPLOYEE BENEFIT PLANS (CONTINUED)

Amounts applicable to the Company's pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets:


                                                                              1999              1998
                                                                        ------------------------------------
Projected benefit obligation                                                 $36,810            $35,415
Accumulated benefit obligation                                                36,810             35,415
Fair value of plan assets                                                     35,176             32,079

Components of net periodic pension cost for the years ended September 30, 1999 and 1998, respectively, and the five months ended September 30, 1997 are as follows:


                                               PENSION BENEFITS                POSTRETIREMENT BENEFITS
                                       ----------------------------------  ---------------------------------
                                          1999        1998       1997         1999       1998       1997
                                       ----------------------------------  ---------------------------------
Service cost                             $ 1,263    $    749     $ 251         $202       $152      $  58
Interest cost                              2,533       1,716       688          419        366        148
Expected return on plan assets            (2,488)     (1,403)     (802)           -          -          -
Amortization of prior service cost            22        (591)       49           45          -          -
Recognized net actuarial loss                 10           -         -            -          -          -
                                        ---------------------------------    -------------------------------
Net periodic benefit cost                $ 1,340    $    471     $ 186         $666       $518       $206
                                        =================================    ===============================
Assumptions as of September 30:
     Discount rate                      7.25% to    6.75% to   6.75% to
                                        7.75%       7.25%      7.25%            7.0%       7.0%       7.5%

     Expected long-term rate of         7.50% to    7.50% to   7.50% to
       return                           9.50%       9.50%      9.50%              -          -          -

For measurement purposes the healthcare cost trend rate was assumed to be 8.5% decreasing gradually to 4.5% in 2010 and then remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. Increasing the healthcare cost trend rate by one percentage point would have the following effect:


   Effect on total of service and interest cost                   $   170
   Effect on postretirement benefit obligation                      1,104

                             Neenah Foundry Company

                                 (In Thousands)


9. EMPLOYEE BENEFIT PLANS (CONTINUED)

DEFINED-CONTRIBUTION RETIREMENT PLANS

The Company sponsors various defined-contribution retirement plans (the Plans) covering substantially all salaried and certain hourly employees. The Plans allow participants to make 401(k) contributions in amounts ranging from 1% to 15% of their compensation. The Company matches between 35% and 50% of the participants' contributions, as defined. The Company may make additional voluntary contributions to the Plans as determined annually by the Board of Directors. Total Company contributions amounted to $1,759 and $994 for the years ended September 30, 1999 and 1998, respectively, and $423 for the five months ended September 30, 1997, respectively.

OTHER EMPLOYEE BENEFITS

The Company provides unfunded supplemental retirement benefits to certain active and retired employees at Dalton. At September 30, 1999, the present value of the current and long-term portion of these supplemental retirement obligations totaled $111 and $3,036 respectively.

Certain of Dalton's hourly employees are covered by a multi-employer defined-benefit pension plan pursuant to a collective bargaining agreement. The Company's expense for the year ended September 30, 1999 was $567 and $53 from September 8, 1998, the date of acquisition, through September 30, 1998.

The Company sponsors a noncontributory, multiemployer defined benefit pension plan for substantially all of the union employees at Mercer pursuant to a collective bargaining agreement. The Company's expense for the year ended September 30, 1999 was $166 and $107 from April 3, 1998, the date of acquisition, through September 30, 1998.

10. SEGMENT INFORMATION

The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells iron castings for the industrial and municipal markets, while the Forgings segment manufactures forged components for the industrial market.

The Other segment includes machining operations, manufacture of foundry equipment and freight hauling.

                             Neenah Foundry Company

                                 (In Thousands)



10. SEGMENT INFORMATION (CONTINUED)

The Company evaluates performance and allocates resources based on the operating income before depreciation, amortization of goodwill and intangibles and restructuring charges of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost plus a share of operating profit.


                                                                YEAR ENDED              FIVE MONTHS ENDED
                                                               SEPTEMBER 30                SEPTEMBER 30
                                                    --------------------------------    -------------------
                                                         1999              1998                1997
                                                    --------------------------------    -------------------
Revenues from external customers:
   Castings                                             $ 475,412         $ 262,315            $104,013
   Forgings                                                39,493            25,135                   -
   Other                                                   33,311            20,577               6,421
   Elimination of intersegment revenues                   (18,159)           (4,613)             (2,081)
                                                    --------------------------------      ----------------
Total revenues                                          $ 530,057         $ 303,414            $108,353
                                                    ================================      ================

Income (loss) before extraordinary item:
   Castings                                             $ (12,414)        $  13,793            $  4,919
   Forgings                                                (2,650)              822                   -
   Other                                                      826             1,138                 320
   Elimination of intersegment profit (loss)               12,346            (3,872)               (873)
                                                    --------------------------------     -----------------
                                                        $  (1,892)        $  11,881            $  4,366
                                                    ================================     =================
Assets:
   Castings                                             $ 792,939         $ 698,638            $357,335
   Forgings                                                57,321            65,104                   -
   Other                                                   19,127            16,962               6,387
   Adjustments                                           (225,273)         (196,395)             (5,316)
                                                    --------------------------------     -----------------
Total consolidated assets                               $ 644,114         $ 584,309            $358,406
                                                    ================================     =================

                             Neenah Foundry Company

                                 (In Thousands)


10. SEGMENT INFORMATION (CONTINUED)


                                                  Castings        Forgings         Other          Total
                                               -------------------------------------------------------------
Year ended September 30, 1999:
   Interest expense                               $38,849          $4,388       $    586         $43,803
   Interest income                                  1,303              33             72           1,408
   Depreciation and amortization expense           30,420           3,277          1,989          35,686
   Restructuring charge                             6,713               -              -           6,713
   Expenditures for long-lived assets              39,725             855          1,513          41,643

Year ended September 30, 1998:
   Interest expense                                27,785               4            307          28,096
   Interest income                                    883               -             10             893
   Depreciation and amortization expense           16,344           2,450            860          19,654
   Expenditures for long-lived assets              12,573              58            486          13,117

Five months ended September 30, 1997:
   Interest expense                                10,207               -            151          10,358
   Interest income                                    333               -             34             367
   Depreciation and amortization expense            7,557               -            142           7,699
   Expenditures for long-lived assets               2,971               -            110           3,081


GEOGRAPHIC INFORMATION

                                                                                              Long-Lived
                                                                            Revenues            Assets
                                                                       -------------------------------------
Year ended September 30, 1999:
   United States                                                            $512,940            $206,432
   Foreign countries                                                          17,117               2,372
                                                                       =------------------------------------
Total                                                                       $530,057            $208,804
                                                                       =====================================

Year ended September 30, 1998:
   United States                                                            $293,037            $180,537
   Foreign countries                                                          10,377                   -
                                                                       -------------------------------------
Total                                                                       $303,414            $180,537
                                                                       =====================================

Year ended September 30, 1997:
   United States                                                            $102,787            $112,624
   Foreign countries                                                           5,566                   -
                                                                       -------------------------------------
Total                                                                       $108,353            $112,624
                                                                       =====================================


                             Neenah Foundry Company

                                 (In Thousands)


10. SEGMENT INFORMATION (CONTINUED)

MAJOR CUSTOMERS

There were no sales to individual customers in excess of 10% of net sales for the years ended September 30, 1999 and 1998. Sales to two customers totaled $21,879 of net sales for the five months ended September 30, 1997.

11. GUARANTOR SUBSIDIARIES

All of the wholly owned subsidiaries of Neenah (Transport, Hartley, Deeter, Mercer, Dalton, ACP and Cast Alloys - collectively, Guarantor Subsidiaries) fully, unconditionally, jointly and severally guarantee the Notes. The following is summarized combined financial information of the Guarantor Subsidiaries. Net sales include net sales to Neenah of $7,306 and $4,613 for the year ended September 30, 1999 and 1998, respectively, and $2,048 for the five months ended September 30, 1997. Separate financial statements of the Guarantor Subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors.


                                                                            SEPTEMBER 30
                                                                  1999                     1998
                                                          -------------------------------------------------
Current assets                                                  $  63,153                 $ 77,594
Noncurrent assets                                                 236,185                  191,793
Current liabilities                                                38,148                   34,708
Noncurrent liabilities                                             30,570                   32,405



                                              YEAR ENDED SEPTEMBER 30               FIVE MONTHS ENDED
                                            1999                      1998         SEPTEMBER 30, 1997
                                     ----------------------------------------------------------------------
Net sales                                      $345,249             $118,449               $25,492
Gross profit                                     34,464               21,766                 5,512
Net income (loss)                               (13,129)               3,355                   897


                             Neenah Foundry Company

                                 (In Thousands)




12. SUBSEQUENT EVENT

On November 30, 1999, the Company acquired all of the capital stock of Gregg Industries, Inc. ("Gregg") and all of the assets of its affiliate, Environmental Sand Reclamation and Coating, Inc. for approximately $22,500, subject to adjustments as defined in the Agreement and Plan of Merger. Gregg is a manufacturer of gray and ductile iron castings for industrial and commercial use. The acquisition was financed through borrowings under the Company's Acquisition Loan Facility.

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

                                                  ERNST & YOUNG LLP
June 4, 1997, except for Notes 1 and 10
 as to which the date is July 1, 1997

                      Neenah Foundry Company (Predecessor)

                           Consolidated Balance Sheets
               (In Thousands, Except Share and Per Share Amounts)


                                                                                     MARCH 31
                                                                               1996            1997
                                                                       ---------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $  10,126        $  22,403
   Accounts receivable, less allowance for doubtful
    accounts of $386 at March 31, 1996 and 1997                                 20,831           21,423
   Inventories                                                                  13,324           13,956
   Other current assets                                                              -              401
   Deferred income taxes                                                         2,253            2,325
                                                                        --------------------------------
Total current assets                                                            46,534           60,508

Property, plant and equipment:
   Land                                                                            847              847
   Buildings and improvements                                                   14,972           15,063
   Machinery and equipment                                                      97,749          101,655
                                                                        --------------------------------
                                                                               113,568          117,565
   Less accumulated depreciation                                                79,840           86,186
                                                                        --------------------------------
                                                                                33,728           31,379

Other assets                                                                     2,695            1,982
















                                                                         ---------------------------------
                                                                             $  82,957        $  93,869
                                                                         =================================



                                                                                      MARCH 31
                                                                               1996             1997
                                                                          ---------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $   8,124       $   8,497
   Dividends payable                                                              2,220               -
   Income taxes payable                                                             517             573
   Accrued wages and employee benefits                                            5,516           5,545
   Other accrued liabilities                                                      1,937           2,052
   Current portion of long-term debt                                                107             134
                                                                          ---------------------------------
Total current liabilities                                                        18,421          16,801

Long-term debt                                                                      134               -
Pension obligations                                                               1,737               -
Postretirement benefit obligations                                                5,300           5,667
Deferred income taxes                                                             2,575           2,544
                                                                          ---------------------------------
Total liabilities                                                                28,167          25,012

Commitments and contingencies (Note 5)

Stockholders' equity:
   Preferred stock, par value $100 per share:
     Authorized 3,000 shares; no shares issued and
      outstanding
                                                                                      -               -
   Common stock, par value $100 per share:
      Class A (voting):
       Authorized 1,000 shares; issued and outstanding,
        620 shares
                                                                                     62              62
     Class B (nonvoting):
       Authorized 10,000 shares; issued and outstanding,
        3,820 shares
                                                                                    382             382
   Retained earnings                                                             57,268          71,335
   Notes receivable from owners to finance stock purchase                        (2,922)         (2,922)
                                                                          ---------------------------------
Total stockholders' equity                                                       54,790          68,857
                                                                          =================================
                                                                              $  82,957       $  93,869
                                                                          =================================


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

                      Neenah Foundry Company (Predecessor)

           Consolidated Statements of Changes in Stockholders' Equity
               (In Thousands, Except Share and Per Share Amounts)



                                                              Common Stock
                                                 --------------------------------------            Notes Receivable
                              Preferred Stock         Class A             Class B                    from Owners
                              ---------------------------------------------------------   Retained   to Finance
                              Shares  Amount     Shares    Amount   Shares      Amount    Earnings  Stock Purchase    Total
                              -----------------------------------------------------------------------------------------------

Balance at April 1, 1995          -      $--        620   $     62    3,820    $    382   $ 45,676    $ (2,922)     $ 43,198
   Common dividends declared -
     $1,250 per share             -       --         --         --       --          --     (5,550)         --        (5,550)
   Net income                     -       --         --         --       --          --     17,142          --        17,142
                               ---------------------------------------------------------------------------------------------
Balance at March 31, 1996         -       --         620        62    3,820         382     57,268      (2,922)       54,790
   Common dividends declared -
     $1,300 per share             -       --         --         --       --          --     (5,771)         --        (5,771)
   Net income                     -       --         --         --       --          --     19,838          --        19,838
                               ---------------------------------------------------------------------------------------------
Balance at March 31, 1997         -       --         620        62    3,820         382     71,335      (2,922)       68,857
   Collection of notes
     receivable from owners       -       --         --         --       --          --         --       2,922         2,922
   Net income                     -       --         --         --       --          --      2,679          --         2,679
                               ---------------------------------------------------------------------------------------------
Balance at April 30, 1997         -      $--         620   $     62   3,820    $    382   $ 74,014        $ --      $ 74,458
                               =============================================================================================


































                                 See accompanying notes.

                      Neenah Foundry Company (Predecessor)

                      Consolidated Statements of Cash Flows
                                 (In Thousands)



                                                                                                ONE MONTH
                                                                                                  ENDED
                                                                     YEAR ENDED MARCH 31        APRIL 30
                                                                     1996           1997          1997
                                                                 ------------------------------------------
OPERATING ACTIVITIES
Net income                                                         $ 17,142       $19,838      $  2,679
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation                                                     6,776         6,881           518
     Deferred income taxes                                            1,863          (103)         (120)
     Other                                                               48          (103)            -
     Changes in operating assets and liabilities:
       Accounts receivable                                              439          (592)       (3,764)
       Inventories                                                     (603)         (632)          495
       Other current assets                                              27          (401)          401
       Accounts payable                                              (2,653)          373         1,308
       Income taxes payable                                            (585)           56         1,734
       Accrued liabilities                                           (1,261)          144          (185)
       Pension obligations                                              859        (2,349)          822
       Postretirement benefit obligations                               221           367            29
                                                                 ------------------------------------------
Net cash provided by (used in) operating activities                  22,273        23,479         3,917

INVESTING ACTIVITIES
Purchase of property, plant and equipment                            (7,275)       (4,546)         (190)
Proceeds from life insurance policy                                       -         1,439             -
Other                                                                   (24)            3            (1)
                                                                 ------------------------------------------
Net cash used in investing activities                                (7,299)       (3,104)         (191)

FINANCING ACTIVITIES
Dividends paid                                                       (4,440)       (7,991)            -
Redemption of stock                                                       -             -             -
Proceeds from long-term debt                                         16,370             -             -
Payments on long-term debt                                          (17,016)         (107)           (5)
Collection of notes receivable from owners                                -             -         2,922
                                                                 ------------------------------------------
Net cash provided by (used in) financing activities                  (5,086)       (8,098)        2,917
                                                                 ------------------------------------------

Increase in cash and cash equivalents                                 9,888        12,277         6,643
Cash and cash equivalents at beginning of period                        238        10,126        22,403
                                                                 ------------------------------------------
Cash and cash equivalents at end of period                         $ 10,126       $22,403      $ 29,046
                                                                 ==========================================

Supplemental disclosures of cash flow information:
  Cash paid for:
     Interest                                                      $     84       $    39      $      1
     Income taxes                                                    10,398        12,515             -


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

                      Neenah Foundry Company (Predecessor)

             Notes to Consolidated Financial Statements (continued)
                                 (In Thousands)


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

FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 1996 and 1997 does not differ materially from the carrying value of such instruments recorded in the accompanying consolidated balance sheets, as follows:

                                                                                      MARCH 31
                                                                                1996             1997
                                                                          ----------------- ----------------
Cash and cash equivalents                                                      $10,126           $22,403
Accounts receivable                                                             20,831            21,423
Accounts payable                                                                 8,124             8,497
Long-term debt                                                                     241               134

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

2. INVENTORIES

Inventories consist of the following:

                                                                                        MARCH 31
                                                                                  1996            1997
                                                                              ----------------------------
Raw materials                                                                   $  2,214        $  2,017
Work in process and finished goods                                                13,957          14,324
Supplies                                                                           4,886           4,860
                                                                              ----------------------------
Inventories at FIFO cost                                                          21,057          21,201
Excess of FIFO cost over LIFO cost                                                (7,733)         (7,245)
                                                                              ----------------------------
                                                                                $ 13,324        $ 13,956
                                                                              ============================

3. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                        MARCH 31
                                                                                1996              1997
                                                                              ----------------------------
Capital lease obligations                                                       $241              $134
Less current portion                                                             107               134
                                                                              ----------------------------
                                                                                $134              $  -
                                                                              ============================

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

6. INCOME TAXES

The provision for income taxes consists of the following:


                                                                                 ONE MONTH
                                                                                   ENDED
                                                     YEAR ENDED MARCH 31          APRIL 30
                                                      1996        1997              1997
                                                  -------------------------------------------
          Current:
             Federal                                $  9,147       $11,554       $1,460
             State                                       666         1,016          275
                                                  -------------------------------------------
                                                       9,813        12,570        1,735
          Deferred                                     1,863          (103)        (120)
                                                  -------------------------------------------
                                                    $ 11,676       $12,467       $1,615
                                                  ===========================================

The difference between the provision for income taxes and income taxes computed using the statutory U.S. federal income tax rate of 35% is as follows:

                                                                                  ONE MONTH
                                                                                    ENDED
                                                      YEAR ENDED MARCH 31         APRIL 30
                                                       1996         1997            1997
                                                   ------------------------------------------
          Provision at statutory rate                 $10,086       $11,307       $1,503
          State income taxes, net of federal
             tax benefit                                1,126         1,318          112
          Other                                           464          (158)           -
                                                   ------------------------------------------
          Provision for income taxes                  $11,676       $12,467       $1,615
                                                   ==========================================


                      Neenah Foundry Company (Predecessor)

                                 (In Thousands)



6. INCOME TAXES (CONTINUED)

The components of the Company's deferred income tax assets and liabilities are as follows:


                                                                                         MARCH 31
                                                                                    1996           1997
                                                                              ------------------------------
Deferred income tax liabilities:
   Tax depreciation in excess of book depreciation                                $(5,621)        $(5,156)
   Employee benefit plans                                                            (602)           (441)
   Other                                                                             (437)           (127)
                                                                              ------------------------------
                                                                                   (6,660)         (5,724)
Deferred income tax assets:
   Inventories                                                                        560             560
   Employee benefit plans                                                           3,316           3,128
   Accrued vacation                                                                   825             855
   Other accrued liabilities                                                          672             790
   State tax credit carryforwards                                                     676               -
   Other                                                                              289             172
                                                                              ------------------------------
                                                                                    6,338           5,505
                                                                              ------------------------------
Net deferred income tax liability                                                 $  (322)        $  (219)
                                                                              ==============================

Included in the consolidated balance sheets as:
   Current deferred income tax asset                                              $ 2,253         $  2,325
   Noncurrent deferred income tax liability                                        (2,575)         (2,544)
                                                                              ------------------------------
                                                                                  $  (322)        $  (219)
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

The following table reconciles the funded status of the pension plans, as of December 31, 1995 and 1996 (the Company uses a measurement date as of December
31), to the amounts included in the consolidated balance sheets at March 31, 1996 and 1997:



                                                             1996                          1997
                                                 -----------------------------------------------------------
                                                  Underfunded     Overfunded    Underfunded     Overfunded
                                                     Plans           Plan           Plan          Plan
                                                 -----------------------------------------------------------
Accumulated benefit obligations                     $(3,944)      $(19,805)         $(845)      $(20,150)
Effect of assumed increases in compensation on
   SERP                                              (2,593)             -              -              -
                                                 -----------------------------------------------------------
Projected benefit obligations                        (6,537)       (19,805)          (845)       (20,150)
Plan assets at fair value (consisting
   principally of pooled investment funds and
   an investment contract with an insurance
   company)                                             697         21,110            735         22,169
                                                 -----------------------------------------------------------

Projected benefit obligations less than
   (in excess of) plan assets                        (5,840)         1,305           (110)         2,019
Unrecognized net loss (gain)                          2,055         (1,940)            (8)        (2,966)
Unrecognized prior service cost                         259          4,833            160          4,452
Unrecognized net transition obligation (asset)          782         (2,695)           (21)        (2,411)
Adjustment to recognize additional minimum
   liability                                           (503)             -           (131)             -
                                                 -----------------------------------------------------------

Prepaid (accrued) pension obligation, at
   December 31, 1995 and December 31, 1996,
   respectively                                      (3,247)         1,503           (110)         1,094
Contributions between January 1 and March 31,
   1996 and 1997, respectively                            7              -              -              -
                                                 -----------------------------------------------------------
Prepaid (accrued) pension obligations               $(3,240)      $  1,503          $(110)      $  1,094
                                                 ===========================================================

Net pension asset (obligation) included in
   the consolidated balance sheets                  $(1,737)                        $ 984
                                                 ===============               ===============


                      Neenah Foundry Company (Predecessor)

                                 (In Thousands)



7. EMPLOYEE BENEFIT PLANS (CONTINUED)

Components of net periodic pension cost are as follows:


                                                                                                ONE MONTH
                                                                                                  ENDED
                                                                 YEAR ENDED MARCH 31             APRIL 30
                                                                 1996           1997               1997
                                                              ----------------------------------------------
Service cost - benefits earned during the year                  $    880       $    820          $   38
Interest cost on projected benefit obligations                     1,545          1,742             125
Actual return on plan assets                                      (1,450)        (1,531)           (132)
Net amortization and deferral                                        203            220              (1)
                                                              ----------------------------------------------
                                                                $  1,178       $  1,251          $   30
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

                      Neenah Foundry Company (Predecessor)

                                 (In Thousands)



7. EMPLOYEE BENEFIT PLANS (CONTINUED)

The following table reconciles the funded status of the postretirement benefit plans to the amounts included in the consolidated balance sheets at March 31:



                                                                                    1996           1997
                                                                              ------------------------------
Accumulated postretirement benefit obligations:
   Retirees                                                                        $2,047          $1,830
   Fully eligible active participants                                                 654             810
   Other active participants                                                        2,534           2,784
                                                                              ------------------------------
                                                                                    5,235           5,424
Plan assets                                                                             -               -
                                                                              ------------------------------
                                                                                    5,235           5,424
Unrecognized net gain                                                                  65             243
                                                                              ------------------------------
Accrued postretirement benefit obligations                                         $5,300          $5,667
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


                                                                              MARCH 31
                                                                        1996            1997
                                                                   -------------------------------
      Current assets                                                   $1,494          $1,867
      Noncurrent assets                                                 1,661           1,918
      Current liabilities                                                 941           1,006
      Noncurrent liabilities                                              401             453

                                                                                     ONE MONTH
                                                                                        ENDED
                                                         YEAR ENDED MARCH 31          APRIL 30
                                                        1996            1997            1997
                                                    -------------- --------------- ---------------
      Net sales                                         $9,795         $9,971            $703
      Gross profit                                       3,165          3,247             169
      Net income (loss)                                    651            513             (15)


                Report of Ernst & Young LLP, Independent Auditors

We have audited the consolidated financial statements of Neenah Foundry Company as of September 30, 1999 and 1998, and for the years then ended, and for the period from inception, May 1, 1997, through September 30, 1997, and have issued our report thereon dated November 5, 1999 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in the index at Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Milwaukee, Wisconsin                                ERNST & YOUNG LLP
November 5, 1999

                                                                     Schedule II

                             NEENAH FOUNDRY COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS
                 Years ended September 30, 1999 and 1998 and for
       the period from inception, May 1, 1997, through September 30, 1997
                             (Dollars in Thousands)


                                BALANCE AT     PURCHASE        ADDITIONS
                                BEGINNING     ACCOUNTING       CHARGED TO                         BALANCE AT
         DESCRIPTION            OF PERIOD     ADJUSTMENTS       EXPENSE         DEDUCTIONS      END OF PERIOD
----------------------------------------------------------------------------------------------------------------
Allowance for doubtful
accounts receivable:
  1997                              $   483       $     -          $  44         $    36 (A)       $  491
                                    =======       =======          =====         =======           ======

  1998                              $   491       $   325          $ 180         $   143 (A)       $  853
                                    =======       =======          =====         =======           ======

  1999                              $   853       $    90          $ 266         $   189 (A)       $1,020
                                    =======       =======          =====         =======           ======


(A) Uncollectible accounts written off, net of recoveries

                Report of Ernst & Young LLP, Independent Auditors


We have audited the consolidated financial statements of Neenah Foundry Company (formerly Neenah Corporation) as of March 31, 1997 and 1996, and for the years then ended, and for the one month ended April 30, 1997, and have issued our report thereon dated June 4, 1997, except for Notes 1 and 10 as to which the date is July 1, 1997 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in the index at
Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Milwaukee, Wisconsin                               ERNST & YOUNG LLP
June 4, 1997

                                                                     Schedule II



                      NEENAH FOUNDRY COMPANY (PREDECESSOR)

                        VALUATION AND QUALIFYING ACCOUNTS
                 Years ended March 31, 1996 and 1997 and for the
                         One month ended April 30, 1997
                             (Dollars in Thousands)


                                        BALANCE AT        ADDITIONS
                                         BEGINNING       CHARGED TO                          BALANCE AT
             DESCRIPTION                 OF PERIOD         EXPENSE         DEDUCTIONS      END OF PERIOD
-----------------------------------------------------------------------------------------------------------
Allowance for doubtful
  Accounts receivable:
  1996                                      $ 386            $   233         $   233 (A)      $  386
                                            =====            =======         =======          ======

  1997                                      $ 386            $   175         $   175 (A)      $  386
                                            =====            =======         =======          ======

  April 30, 1997                            $ 386            $    14         $    14 (A)      $  386
                                            =====            =======         =======          ======



(A) Uncollectible accounts written off, net of recoveries.