Form 10-Q
period 1999-12-31
NEENAH FOUNDRY CO
filed 2000-02-11
CIK 1040599

                     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________  to  _________________

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

Common Stock, Class A, $100 par value- 1,000 shares as of January 31, 2000 Common Stock, Class B, $100 par value- 0 shares as of January 31, 2000

                            NEENAH  FOUNDRY COMPANY
                                Form 10-Q Index
                    For the Quarter Ended December 31, 1999

                                                                            Page

Part 1. Financial Information
  Item 1. Financial Statements
  Condensed consolidated balance sheets -- December 31, 1999
    and September 30, 1999                                                     3
  Condensed consolidated statements of operations -- Three months
    ended December 31, 1999 and Three months ended December 31, 1998           4
  Condensed consolidated statements of cash flows  -- Three months
    ended December 31, 1999 and Three months ended December 31, 1998           5
  Notes to condensed consolidated financial statements -- December 31, 1999    6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

  Item 3. Quantitative and Qualitative Disclosures About Market Risk          12

Part II.  Other Information
  Item 1. Legal Proceedings                                                   13
  Item 2. Changes in Securities                                               13
  Item 3. Defaults upon Senior Securities                                     13
  Item 4. Submission of Matters to a Vote of Security Holders                 13
  Item 5. Other Information                                                   13
  Item 6. Exhibits and Reports on Form 8-K                                    13

Signatures                                                                    13

Exhibit Index                                                                 14

                            NEENAH  FOUNDRY COMPANY
                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                December 31     September 30
                                                   1999             1999(1)
                                                -----------     ------------
                                                (Unaudited)
[CAPTION]

ASSETS
Current assets:
 Cash and cash equivalents                        $ 14,580         $ 17,368
 Accounts receivable, net                           63,815           77,696
 Inventories                                        64,221           56,387
 Deferred income taxes                               3,534            3,534
 Other current assets                                5,772            5,223
                                                  --------         --------
               Total current assets                151,922          160,208
Property, plant and equipment                      280,103          255,245
Less accumulated depreciation                       53,150           46,441
                                                  --------         --------
                                                   226,953          208,804
Identifiable intangible assets, net                 71,520           73,303
Goodwill, net                                      192,958          190,469
Other assets                                         8,687            8,918
                                                  --------         --------
                                                  $652,040         $641,702
                                                  ========         ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Accounts payable                                 $ 31,444         $ 31,151
 Income taxes payable                                  739            1,129
 Accrued liabilities                                26,781           38,632
 Current portion of long-term debt                   5,352            5,334
                                                  --------         --------
               Total current liabilities            64,316           76,246
Long-term debt                                     447,634          423,887
Postretirement benefit obligations                   5,673            5,641
Deferred income taxes                               65,133           64,237
Other liabilities                                    8,125            7,941
                                                  --------         --------
               Total liabilities                   590,881          577,952
Commitments and contingencies

STOCKHOLDER'S EQUITY:
 Preferred stock, par value $100 per share --
    authorized 3,000 shares, no shares
    issued or outstanding                               --               --
 Common stock, par value $100 per share --
    authorized 11,000 shares, issued
    and outstanding 1,000 shares                       100              100
 Additional paid in capital                         51,317           51,317
 Retained earnings                                   9,742           12,333
                                                  --------         --------
               Total stockholder's equity           61,159           63,750
                                                  --------         --------
                                                  $652,040         $641,702
                                                  ========         ========

See notes to condensed consolidated financial statements.

(1) The balance sheet as of September 30, 1999 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             NEENAH FOUNDRY COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                               Three Months        Three Months
                                                  Ended               Ended
                                               December 31,        December 31,
                                                   1999                1998
                                               ------------        ------------
                                                          (Unaudited)
[CAPTION]

Net sales                                          $126,850            $115,264
Cost of sales                                       106,057              93,492
                                                   --------            --------
Gross profit                                         20,793              21,772
Selling, general and administrative expenses          9,429               8,260
Amortization of intangible assets                     2,707               3,415
                                                   --------            --------
Total operating expenses                             12,136              11,675
                                                   --------            --------
Operating income                                      8,657              10,097
Net interest expense                                (11,501)             (9,907)
                                                   --------            --------
Income (loss) before income taxes                    (2,844)                190
Provision (credit) for income taxes                    (253)                549
                                                   --------            --------
Net loss                                           $ (2,591)           $   (359)
                                                   ========            ========

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                 Three Months       Three Months
                                                    Ended              Ended
                                                 December 31,       December 31,
                                                    1999               1998
                                                 ------------       -----------
                                                          ( Unaudited)
[CAPTION]

OPERATING ACTIVITIES
Net loss                                             $ (2,591)          $  (359)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Depreciation and amortization                          9,653             8,826
 Amortization of deferred financing costs and
   premium on notes                                       271               269
 Deferred income taxes                                   (247)               --
 Changes in operating assets and liabilities           (3,341)           (3,616)
                                                     --------           -------
   Net cash provided by operating
   activities                                           3,745             5,120

INVESTING ACTIVITIES
Purchase of property, plant and equipment              (7,451)           (6,856)
Acquisition of Cast Alloys, Inc., net of cash
   acquired of $488                                        --           (40,824)
Acquisition of Gregg Industries, Inc., net of cash
   acquired of $403                                   (23,002)               --
                                                     --------           -------
   Net cash used in investing activities              (30,453)          (47,680)

FINANCING ACTIVITIES
Proceeds from long-term debt                           25,000            90,864
Payments on long-term debt                             (1,080)          (30,338)
Debt issuance costs                                        --            (3,081)
                                                     --------           -------
   Net cash provided by financing
      activities                                       23,920            57,445
                                                     --------           -------
Increase (decrease) in cash and cash equivalents       (2,788)           14,885
Cash and cash equivalents at beginning of period       17,368            19,798
                                                     --------           -------
Cash and cash equivalents at end of period           $ 14,580           $34,683
                                                     ========           =======

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                               December 31, 1999

NOTE 1 -- BASIS OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah Foundry Company's Annual Report on Form 10-K for the year ended
September 30, 1999.

NOTE 2 -- INVENTORIES

The components of inventories are as follows:

                                                   December 31      September 30
                                                       1999             1999
                                                   -----------      ------------
                                                         (000's omitted)

[CAPTION]

Raw materials                                          $12,245           $ 9,702
Work in process and finished goods                      42,252            37,654
Supplies                                                 9,724             9,031
                                                        ------           -------
                                                       $64,221           $56,387
                                                       =======           =======

If the FIFO method of inventory valuation had been used on all components, inventories would have been approximately $318 lower than reported at December 31, 1999, and $1,156 lower than reported at September 30, 1999.

NOTE 3 -- ACQUISITIONS

On December 31, 1998, the Company purchased Niemin Porter & Co. d/b/a Cast Alloys, Inc. ("Cast Alloys"), a manufacturer of investment-cast titanium and stainless steel golf club heads, for $40,824 in cash (including direct costs of $1,206 and net of $488 of acquired cash). The Acquisition of Cast Alloys was financed out of a portion of the proceeds of the issuance of the Company's 11-1/8% Senior Subordinated Notes due 2007 issued on November 24, 1998.

On November 30, 1999, the Company purchased Gregg Industries, Inc. ("Gregg"), a manufacturer of gray and ductile iron castings, for $23,002 (including direct costs of $735 and net of $403 of acquired cash). The acquisition of Gregg was financed through drawings under the Company's Acquisition Loan Facility. The purchase price may be adjusted based on the operating results of Gregg for the calendar years ended December 31, 1999 and 2000. The maximum additional payout will be $6.75 million for each year based on Gregg's earnings level. Any additional purchase price will be allocated to goodwill. Had the acquisition occurred as of October 1, 1999, or October 1, 1998, there would have been no material pro forma effect on net sales or net income for the three months ended December 31, 1999 or 1998.

The acquisitions of Cast Alloys and Gregg have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated on the basis of fair values to the underlying assets acquired and liabilities assumed. The allocation of the purchase price paid for Gregg was based on preliminary estimates of fair values and will be revised when final amounts of fair values are determined. The excess of the cost of acquisitions over the fair value of the net tangible and identifiable assets acquired has been allocated to goodwill. The operating results of Cast Alloys and Gregg are included in the consolidated statements of operations since the date of their respective acquisition.

NOTE 4 -- GUARANTOR SUBSIDIARIES

Neenah Transport, Inc., Hartley Controls Corporation, Deeter Foundry, Inc., Mercer Forge Corporation (and its subsidiary A&M Specialties, Inc.), Dalton Corporation (and its subsidiaries Dalton Corporation, Warsaw Manufacturing Facility, Dalton Corporation, Kendallville Manufacturing Facility, Dalton Corporation, Ashland Manufacturing Facility, and Dalton Corporation, Stryker Machining Facility, Inc.), Advanced Cast Products, Inc. (and its subsidiaries Belcher Corporation and Peerless Corporation), Niemin Porter & Co.(and its subsidiary International Golf, S.A. de, C.V.), and Gregg Industries, Inc. (collectively, the "Guarantor Subsidiaries") are wholly-owned subsidiaries of Neenah Foundry Company and have fully and unconditionally guaranteed the Senior Subordinated Notes on a joint and several basis. The Guarantor Subsidiaries comprise all of the Company's direct and indirect domestic subsidiaries. The separate financial statements of the Guarantor Subsidiaries have not been included herein because management has concluded that such financial statements would not provide additional information that is material to investors.

The following is summarized combined financial information of the Guarantor Subsidiaries. Net sales include net sales to Neenah Foundry Company of $1,680 and $1,504 for the three months ended December 31, 1999 and 1998, respectively.


                                          December 31, 1999   September 30, 1999
                                          -----------------   ------------------
                                           (000's omitted)      (000's omitted)
Current assets                                 $ 60,600            $ 63,153
Noncurrent assets                               256,615             236,185
Current liabilities                              36,625              38,148
Noncurrent liabilities                           31,491              30,570


                                             Three Months       Three Months
                                                Ended              Ended
                                          December 31, 1999   September 30, 1999
                                          -----------------   ------------------
                                           (000's omitted)      (000's omitted)
Net sales                                      $ 83,821            $ 74,071
Gross profit                                      6,619               9,078
Net loss                                         (4,755)             (1,127)

                                       7

Note 5 -- SEGMENT INFORMATION

The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells iron castings for the industrial and municipal markets, while the Forgings segment manufactures forged components for the industrial market.

The Other segment includes machining operations, manufacture of foundry equipment and freight hauling.

                                                         Three Months Ended
                                                             December 31,
                                                      -------------------------
                                                         1999            1998
                                                      ---------        --------

Net sales to unaffiliated customers:
  Castings                                            $ 114,826       $  98,240
  Forgings                                                7,993          13,209
  Other                                                   8,705           8,045
  Elimination of intersegment revenues                   (4,674)         (4,230)
                                                      ---------      ----------
Consolidated                                          $ 126,850       $ 115,264
                                                      =========      ==========
Net income (loss):
  Castings                                            $  (6,179)      $  (1,801)
  Forgings                                               (1,031)            135
  Other                                                     315             180
  Elimination of intersegment income                      4,304           1,127
                                                      ---------       ---------
Consolidated                                          $  (2,591)      $    (359)
                                                      =========       =========

Identifiable Assets:
  Castings                                            $ 825,344       $ 747,640
  Forgings                                               55,675          66,157
  Other                                                  19,336          15,429
  Adjustments                                          (248,315)       (244,917)
                                                      ---------       ---------
Total consolidated assets                             $ 652,040       $ 584,309
                                                      =========       =========

NOTE 6 -- RESTRUCTURING CHARGE

During fiscal 1999, the Company recorded a restructuring charge of $6,713 to close one of their manufacturing facilities. Impairment and abandonment of assets at this facility that will no longer be used represented $6,030 of the restructuring charge. The following is a breakdown of activity during the three months ended December 31, 1999 of each cash component of the restructuring charge:

                                       Balance at                   Balance at
                                      September 30,       Cash      December 31,
                                          1999          Payments        1999
                                      -------------     --------    ------------



Employee severance costs                  $328            $126             $202
Lease commitment and contractual
 obligations                               130              32               98
Other exit activity costs, primarily
 facility closure expenses                 225              44              181
                                          ----            ----             ----
                                          $683            $202             $481
                                          ====            ====             ====

The fair value of assets that will no longer be used was determined based on an appraisal performed with consideration given to offers received from prospective buyers. Employee severance costs relate to 20 salaried employees and 146 bargaining unit employees and have been communicated in writing to employees. As of December 31, 1999, a total of 130 salaried and bargaining unit employees have actually been terminated and received severance benefits.
It is expected that substantially all actions related to the Company's restructuring plan will be completed by September 30, 2000.

For the three months ended December 31, 1999 and 1998, net sales related to this manufacturing facility were $3,510 and $4,029, respectively, and the operating loss related to this manufacturing facility was $522 and $689, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this annual report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the private Securities Litigation Reform Act of 1995. These forward looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which may cause actual results to differ materially from those currently anticipated. The forward-looking statements made herein are made only as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The following discussions compare the results of operations of the Company for the three months ended December 31, 1999, to the results of the operations of the Company for the three months ended December 31, 1998.

RESULTS OF OPERATIONS  (dollars in thousands)

THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

NET SALES. Net sales for the three months ended December 31, 1999 were $126,850 which are $11,586 or 10.1% higher than the quarter ended December 31, 1998.
The increase in net sales resulted from the inclusion of the operating results of Cast Alloys and Gregg after their acquisition.

GROSS PROFIT. Gross profit for the three months ended December 31, 1999 was $20,793, a decrease of $979, or 4.5%, as compared to the quarter ended
December 31, 1998. Gross profit as a percentage of net sales decreased to 16.4% for the three months ended December 31, 1999 from 18.9% for the quarter ended December 31, 1998. The decline in gross profit is attributable to the continuing negative effect of a strike at Mercer which began in April, 1999 and was settled in July, 1999 as well as the inclusion in the quarter ended December 31, 1999 of the operations of Cast Alloys, which was acquired on December 31, 1998 and whose gross profit for the three months ended
December 31,1999 was breakeven.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended December 31, 1999 were $9,429, an increase of $1,169, or 14.2%, as compared to the $8,260 for the quarter ended December 31, 1998. The increase was due to the inclusion of the operating results of Cast Alloys and Gregg after their acquisition which was partially offset by lower professional and other expenses related to completed and potential acquisitions. As a percentage of net sales, selling, general and administrative expenses increased to 7.4% for the quarter ended December 31, 1999 from 7.2% for the three months ended December 31, 1998.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets was $2,707 for the three months ended December 31, 1999, a decrease of $708, or 20.7%, as compared to the $3,415 for the quarter ended December 31, 1998. The decrease is due to the decreased amortization of certain identifiable intangible assets which were fully amortized in the year ended September 30, 1999.

OPERATING INCOME. Operating income was $8,657 for the three months ended December 31, 1999, a decrease of $1,440, or 14.3%, from the quarter ended December 31, 1998. As a percentage of net sales, operating income decreased from 8.8% for the quarter ended December 31, 1998 to 6.8% for the three months ended December 31, 1999. The decrease in operating income and operating income as a percent of sales was due to the factors discussed above under gross profit, partially offset by decreased amortization of intangible assets.

NET INTEREST EXPENSE. Net interest expense was $11,501 for the three months ended December 31, 1999 compared to $9,907 for the quarter ended December 31, 1998. The increased interest expense resulted from the interest on the drawings under the Company's Senior Bank Facilities and the Senior Subordinated Notes used to finance the purchase of Cast Alloys and Gregg.

PROVISION (CREDIT) FOR INCOME TAXES. The provision (credit) for income taxes for the three months ended December 31, 1999 and 1998 is higher than the amount computed by applying the statutory rate of approximately 40% to income before income taxes mainly due to the amortization of goodwill which is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

On April 30, 1997, the Company issued $150.0 million principal amount of 11-1/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") and entered into a credit agreement providing for term loans of $45.0 million and a revolving credit facility of up to $50.0 million, as amended (the
"Senior Bank Facility" or "Credit Agreement"). On July 1, 1997, the Company issued an additional $45.0 million principal amount of Senior Subordinated Notes And used the proceeds of $47.6 million to pay the term loans, the accrued interest thereon and related fees and expenses. On April 3, 1998, in connection with the acquisition of Mercer, the Company amended the Credit Agreement to provide availability of $75.0 million of term loans to the Company (consisting of $20.0 million of Tranche A Loans and $55.0 million of Tranche B Loans) in addition to the Company's existing $50.0 million Revolving Credit Facility. On September 8, 1998, in connection with the acquisition of Dalton and the contribution of the capital stock of ACP, the Company amended and restated the Credit Agreement to provide for additional Tranche B Loans in an aggregate principal amount of $70.0 million and an Acquisition Loan Facility in aggregate principal amount outstanding at any one time not to exceed
$50.0 million. On November 24, 1998, the Company sold $87.0 million principal amount of Senior Subordinated Notes, using $42.7 million of the proceeds to finance the acquisition of Cast Alloys and $29 million of the proceeds to pay down borrowings under the Acquisition Loan Facility, and Used the remaining proceeds for general corporate purposes. On November 30, 1999, the Company used drawings of $25.0 million on the Acquisition Loan Facility to finance the acquisition of Gregg.

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

For the three months ended December 31, 1999 and December 31, 1998, capital expenditures were $7,451 and $6,856, respectively. The $595 increase in capital expenditures was primarily the result of planned enhancements to certain equipment in the manufacturing area, and include expenditures of Cast Alloys and Gregg in the quarter ended December 31, 1999.

The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under its Senior Bank Facilities. Net cash from operating activities for the three months ended December 31, 1999 was $3,745, a decrease of $1,375 from $5,120 for the three months ended December 31, 1998. The decrease in net cash from operating activities was primarily the result of a larger paydown of accrued interest amounts and a buildup in inventory balances, partially offset by improved control of accounts receivable balances.

The Company believes that cash generated from operations and existing revolving lines of credit under the Senior Bank Facilities will be sufficient to meet its normal operating requirements, including working capital needs and interest payments on the Company's outstanding indebtedness.

YEAR 2000 UPDATE

Previously the Company discussed the nature and progress of its plan to become Year 2000 ready. In late calendar 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and noninformation technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $30,000 during the three month period ended December 31, 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.


     Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Senior Bank Facilities. If market interest Rates for such borrowings average 1% more during the remainder of the fiscal year ended September 30, 2000 than they did during the quarter ended December 31, 1999, the Company's interest expense would increase, and income before income taxes would decrease by approximately
$1.2 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in The event of a change of such magnitude, management could take actions to further mitigate its exposure to The change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

                             NEENAH FOUNDRY COMPANY
                          PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
     None.

Item 2. CHANGES IN SECURITIES
     None.

Item 3. DEFAULTS UPON SENIOR SECURITIES
     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

Item 5. OTHER INFORMATION
     None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed one report on Form 8-K during the quarter ended December 31, 1999.
     The report , dated December 9, 1999, disclosed that the Company had acquired Gregg Industries, Inc.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             NEENAH FOUNDRY COMPANY

DATE: February 11, 2000      /s/ Gary LaChey
                             -----------------------------------------------
                             Gary LaChey
                             Vice President-Finance, Secretary & Treasurer
                             (Principal Financial Officer and
                              Duly Authorized Officer)