Form 10-Q
period 2000-03-31
NEENAH FOUNDRY CO
filed 2000-05-22
CIK 1040599

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

                                       OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                   to
                                        ------------            ------------

Commission File Number   333-28751

                             NEENAH FOUNDRY COMPANY
          (Exact name of each registrant as it appears in its charter)

              Wisconsin                              39-1580331
   (State or other jurisdiction of                 (IRS Employer ID Number)
incorporation or organization)


2121 Brooks Avenue,  P.O. Box 729, Neenah, Wisconsin                     54957
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, Class A, $100 par value- 1,000 shares as of April 30, 2000 Common Stock, Class B, $100 par value- 0 shares as of April 30, 2000

                             NEENAH FOUNDRY COMPANY
                                 Form 10-Q Index
                      For the Quarter Ended March 31, 2000

                                                                                                                PAGE
                                                                                                                ----
Part 1. Financial Information
  Item 1. Financial Statements
         Condensed consolidated balance sheets -- March 31, 2000 and September 30, 1999                            3
         Condensed consolidated statements of operations -- Three and six months ended March 31, 2000
            and 1999                                                                                               4
         Condensed consolidated statements of cash flows  --  Six months ended March 31, 2000
            and 1999                                                                                               5
         Notes to condensed consolidated financial statements -- March 31, 2000                                    6

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                               9
         Operations

  Item 3. Quantitative and Qualitative Disclosures About Market Risk                                              12

Part II.  Other Information
  Item 1. Legal Proceedings                                                                                       13
  Item 2. Changes in Securities                                                                                   13
  Item 3. Defaults upon Senior Securities                                                                         13
  Item 4. Submission of Matters to a Vote of Security Holders                                                     13
  Item 5. Other Information                                                                                       13
  Item 6. Exhibits and Reports on Form 8-K                                                                        13

Signatures                                                                                                        13

Exhibit 27. Financial Data Schedule                                                                               14

                             NEENAH FOUNDRY COMPANY
                          PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                    March 31          September 30
                                                                                      2000              1999(1)
                                                                                --------------      --------------
                                                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ..............................                        $    15,700        $     17,368
  Accounts receivable, net ...............................                             70,462              77,696
  Inventories ............................................                             70,096              56,387
  Deferred income taxes ..................................                              3,534               3,534
  Other current assets ...................................                              5,443               5,223
                                                                                --------------      --------------
                     Total current assets .........................                   165,235             160,208

Property, plant and equipment ............................                            287,196             255,245
Less accumulated depreciation ............................                             60,124              46,441
                                                                                --------------      --------------
                                                                                      227,072             208,804

Identifiable intangible assets, net ......................                             69,736              73,303
Goodwill, net ............................................                            191,759             190,469
Other assets .............................................                              8,461               8,918
                                                                                --------------      --------------
                                                                                  $   662,263        $    641,702
                                                                                ==============      ==============
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable .......................................                        $    33,664        $     31,151
  Income taxes payable ...................................                                501               1,129
  Accrued liabilities ....................................                             36,187              38,632
  Current portion of long-term debt ......................                              5,565               5,334
                                                                                --------------      --------------
                     Total current liabilities ....................                    75,917              76,246
Long-term debt ...........................................                            446,951             423,887
Postretirement benefit obligations .......................                              5,795               5,641
Deferred income taxes ....................................                             65,121              64,237
Other liabilities ........................................                              8,230               7,941
                                                                                --------------      --------------
                     Total liabilities ............................                   602,014             577,952

Commitments and contingencies

STOCKHOLDER'S EQUITY:
    Preferred stock, par value $100 per share --
         authorized 3,000 shares, no shares
         issued or outstanding ...........................                               --                  --
    Common stock, par value $100 per share --
         authorized 11,000 shares, issued
         and outstanding 1,000 shares ....................                                100                 100
  Additional paid in capital .............................                             51,317              51,317
  Retained earnings ......................................                              8,832              12,333
                                                                                --------------      --------------
                     Total stockholder's equity ...................                    60,249              63,750
                                                                                --------------      --------------
                                                                                  $   662,263        $    641,702
                                                                                ==============      ==============

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

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                         Three Months Ended        Six Months Ended
                                                              March 31,                March 31,
                                                      ------------------------  ------------------------
                                                          2000         1999        2000         1999
                                                      -----------  -----------  -----------  -----------


Net sales ........................................     $ 142,738    $ 136,943    $ 269,588    $ 252,207
Cost of sales ....................................       118,167      116,356      224,224      209,848
                                                      -----------  -----------  -----------  -----------

Gross profit .....................................        24,571       20,587       45,364       42,359
Selling, general and administrative expenses......        10,434        8,629       19,863       16,889
Amortization of intangible assets ................         2,726        2,614        5,433        6,029
                                                      -----------  -----------  -----------  -----------
Total operating expenses .........................        13,160       11,243       25,296       22,918
                                                      -----------  -----------  -----------  -----------
Operating income .................................        11,411        9,344       20,068       19,441
Net interest expense .............................       (11,803)     (10,871)     (23,304)     (20,778)
                                                      -----------  -----------  -----------  -----------
Loss before income taxes .........................          (392)      (1,527)      (3,236)      (1,337)
Provision (credit) for income taxes ..............           518          (34)         265          515
                                                      -----------  -----------  -----------  -----------
Net loss .........................................     $    (910)   $  (1,493)   $  (3,501)   $  (1,852)
                                                      ===========  ===========  ===========  ===========

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                Six Months            Six Months
                                                                                  Ended                  Ended
                                                                                 March, 31             March, 31
                                                                                   2000                  1999
                                                                             -----------------    -----------------
                                                                                           (Unaudited)
OPERATING ACTIVITIES
Net loss ..................................................                   $        (3,501)     $        (1,852)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization ..........................                            19,553               17,609
   Amortization of deferred financing costs and premium on notes                          541                  548
   Deferred income taxes ..................................                              (259)                  23
   Changes in operating assets and liabilities ............                            (3,863)              (2,422)
                                                                             -----------------    -----------------
        Net cash provided by operating
        activities .........................................                           12,471               13,906

INVESTING ACTIVITIES
Purchase of property, plant and equipment ..................                          (14,743)             (19,808)
Acquisition of Cast Alloys, Inc., net of cash acquired of $488                           --                (40,824)
Acquisition of Gregg Industries, Inc., net of cash acquired of $403                   (23,002)                --
                                                                             -----------------    -----------------
        Net cash used in investing
        activities .........................................                          (37,745)             (60,632)

FINANCING ACTIVITIES
Proceeds from long-term debt ...............................                           26,470               91,605
Payments on long-term debt .................................                           (2,864)             (31,546)
Debt issuance costs ........................................                             --                 (3,236)
Return of capital to parent ................................                             --                 (3,850)
                                                                             -----------------    -----------------
        Net cash provided by financing
        activities .........................................                           23,606               52,973
                                                                             -----------------    -----------------
Increase (decrease) in cash and cash equivalents ...........                           (1,668)               6,247
Cash and cash equivalents at beginning of period ...........                           17,368               19,798
                                                                             -----------------    -----------------
Cash and cash equivalents at end of period .................                  $        15,700      $        26,045
                                                                             =================    =================

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2000
                                 (In thousands)


NOTE 1 -- BASIS OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah Foundry Company's Annual Report on Form 10-K for the year ended September 30, 1999.

NOTE 2 -- INVENTORIES

The components of inventories are as follows:

                                                                                  March 31,          September 30
                                                                                    2000                 1999
                                                                             -----------------    -----------------
                                                                                        (000's omitted)

Raw materials.................................................                $        10,867      $         9,702
Work in process and finished goods...................                                  48,358               37,654
Supplies......................................................                         10,871                9,031
                                                                             -----------------    -----------------
                                                                              $        70,096      $        56,387
                                                                             =================    =================

If the FIFO method of inventory valuation had been used on all components, inventories would have been approximately $228 lower than reported at March 31, 2000, and $1,156 lower than reported at September 30, 1999.

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

On November 30, 1999, the Company purchased Gregg Industries, Inc. ("Gregg"), a manufacturer of gray and ductile iron castings, for $23,002 (including direct costs of $735 and net of $403 of acquired cash). The acquisition of Gregg was financed through drawings under the Company's Acquisition Loan Facility. A purchase price adjustment of $6,500 was paid in April, 2000 based on Gregg's operating results for the calendar year ended December 31, 1999. The purchase price could be further adjusted based on the operating results of Gregg for the calendar year ended December 31, 2000. The additional purchase price adjustments are allocated to goodwill. Had the acquisition of Gregg occurred as of October 1, 1999, or October 1, 1998, there would have been no material pro forma effect on net sales or net income for the six months ended March 31, 2000 or 1999.

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

NOTE 4 -- GUARANTOR SUBSIDIARIES

Neenah Transport, Inc., Hartley Controls Corporation, Deeter Foundry, Inc., Mercer Forge Corporation (and its subsidiary A&M Specialties, Inc.), Dalton Corporation (and its subsidiaries Dalton Corporation, Warsaw Manufacturing Facility; Dalton Corporation, Kendallville Manufacturing Facility; Dalton Corporation, Ashland Manufacturing Facility; and Dalton Corporation, Stryker Machining Facility, Inc.), Advanced Cast Products, Inc. (and its subsidiaries Belcher Corporation and Peerless Corporation), Niemin Porter & Co. (and its subsidiary International Golf, S.A. de, C.V.), and Gregg Industries, Inc. (collectively, the "Guarantor Subsidiaries") are wholly-owned subsidiaries of Neenah Foundry Company and have fully and unconditionally guaranteed the Senior Subordinated Notes on a joint and several basis. The Guarantor Subsidiaries comprise all of the Company's direct and indirect domestic subsidiaries. The separate financial statements of the Guarantor Subsidiaries have not been included herein because management has concluded that such financial statements would not provide additional information that is material to investors.


The following is summarized combined financial information of the Guarantor Subsidiaries. Net sales include net sales to Neenah Foundry Company of $3,500 and $3,199 for the six months ended March 31, 2000 and 1999, respectively.

                            March 31, 2000       September 30, 1999
                           ---------------       ------------------
                           (000's omitted)        (000's omitted)
Current assets              $      60,689          $       63,153
Noncurrent assets                 256,235                 236,185
Current liabilities                37,203                  38,148
Noncurrent liabilities             32,579                  30,570
                               Six Months             Six Months
                                 Ended                  Ended
                             March 31, 2000         March 31, 1999
                             --------------         --------------
                            (000's omitted)        (000's omitted)
Net sales                        $ 184,767              $ 170,595
Gross profit                        17,009                 16,491
Net loss                            (6,883)                (3,834)

NOTE 5 -- SEGMENT INFORMATION

The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells castings for the industrial and municipal markets, while the Forgings segment manufactures forged components for the industrial market.

The Other segment includes machining operations, manufacture of foundry equipment and freight hauling.


                                                          Three months ended        Six months ended
                                                               March 31,                March 31,
                                                      ------------------------  ------------------------
                                                          2000         1999        2000          1999
                                                      -----------  -----------  -----------  -----------

Net sales to unaffiliated customers:
  Castings                                             $ 119,527    $ 106,787    $ 234,353    $ 205,027
  Forgings                                                 9,783       13,432       17,776       26,641
  Other                                                   18,117       21,339       26,822       29,384
  Elimination of intersegment revenues                    (4,689)      (4,615)      (9,363)      (8,845)
                                                      -----------  -----------  -----------  -----------
Consolidated                                           $ 142,738    $ 136,943    $ 269,588    $ 252,207
                                                      ===========  ===========  ===========  ===========

Net income (loss):
  Castings                                             $  (1,557)   $  (4,365)   $  (7,736)   $  (6,166)
  Forgings                                                (1,031)          92       (2,062)         227
  Other                                                     (899)          71         (584)         251
  Elimination of intersegment income                       2,577        2,709        6,881        3,836
                                                      -----------  -----------  -----------  -----------
Consolidated                                           $    (910)   $  (1,493)   $  (3,501)   $  (1,852)
                                                      ===========  ===========  ===========  ===========
                                                                                  March 31,  September 30,
                                                                                    2000         1999
                                                                                 -----------  -----------
Identifiable Assets:
  Castings                                                                       $ 828,237    $ 790,527
  Forgings                                                                          57,400       57,321
  Other                                                                             19,823       19,127
  Adjustments                                                                     (243,197)    (225,273)
                                                                                -----------  -----------
Total consolidated assets                                                        $ 662,263    $ 641,702
                                                                                ===========  ===========

NOTE 6 -- RESTRUCTURING CHARGE

During fiscal 1999, the Company recorded a restructuring charge of $6,713 to close one of their manufacturing facilities. Impairment and abandonment of assets at this facility that will no longer be used represented $6,030 of the restructuring charge. The following is a breakdown of activity during the six months ended March 31, 2000 of each cash component of the restructuring charge:

                                                 Balance at              Balance at
                                                September 30,    Cash     March 31,
                                                    1999       Payments     2000
                                                 -----------------------------------

Employee severance costs                          $      328   $    293   $      35
Lease commitment and contractual
  obligations                                            130        116          14
Other exit activity costs, primarily
  facility closure expenses                              225        155          70
                                                 -----------------------------------
                                                  $      683   $    564   $     119
                                                 ===================================


The fair value of assets that will no longer be used was determined based on an appraisal performed with consideration given to offers received from prospective buyers. Employee severance costs relate to 20 salaried employees and 146 bargaining unit employees and have been communicated in writing to employees. As of March 31, 2000, all affected salaried and bargaining unit employees have actually been terminated and received severance benefits. It is expected that substantially all actions related to the Company's restructuring plan will be completed by September 30, 2000.

For the six months ended March 31, 2000 and 1999, net sales related to this manufacturing facility were $3,711 and $8,941, respectively, and the operating loss related to this manufacturing facility was $833 and $1,343, respectively.

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

The following discussions compare the results of operations of the Company for the three and six months ended March 31, 2000, to the results of the operations of the Company for the three and six months ended March 31, 1999.

RESULTS OF OPERATIONS  (DOLLARS IN THOUSANDS)

Three Months Ended March 31, 2000 and 1999

Net sales. Net sales for the three months ended March 31, 2000 were $142,738 which are $5,795 or 4.2% higher than the quarter ended March 31, 1999. The increase in net sales resulted from the inclusion of the operating results of Gregg after its acquisition.

Gross profit. Gross profit for the three months ended March 31, 2000 was $24,571, an increase of $3,984, or 19.4%, as compared to the quarter ended March 31, 1999. The increase in gross profit resulted from the inclusion of the operating results of Gregg after its acquisition, cost reductions at Cast Alloys and margin improvements. These increases offset a decrease in gross profit at Mercer due to the continuing negative effect of a strike which began in April, 1999 and was settled in July, 1999. Gross profit as a percentage of net sales increased to 17.2% for the three months ended March 31, 2000 from 15.0% for the quarter ended March 31, 1999.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2000 were $10,434, an increase of $1,805, or 20.9%, as compared to the $8,629 for the quarter ended March 31, 1999. As a percentage of net sales, selling, general and administrative expenses increased from 6.3% for the quarter ended March 31, 1999 to 7.3% for the three months ended March 31, 2000. The increase was due to the inclusion of the operating results of Gregg after its acquisition, restructuring costs incurred at Cast Alloys, and increased travel and technology upgrade costs across the Company.

Amortization of intangible assets. Amortization of intangible assets was $2,726 for the three months ended March 31, 2000, an increase of $112, or 4.3%, as compared to the $2,614 for the quarter ended March 31, 1999. The increase is due to the increased amortization of goodwill and identifiable intangible assets of Cast Alloys and Gregg.

Operating income. Operating income was $11,411 for the three months ended March 31, 2000, an increase of $2,067, or 22.1%, from the quarter ended March 31, 1999. The improvement in operating income was achieved for the reasons discussed above under gross profit, partially offset by increased selling, general and administrative expenses. As a percentage of net sales, operating income increased from 6.8% for the quarter ended March 31, 1999 to 8.0% for the three months ended March 31, 2000.

Net interest expense. Net interest expense was $11,803 for the three months ended March 31, 2000 compared to $10,871 for the quarter ended March 31, 1999. The increased interest expense resulted mainly from the interest on the drawings under the Company's Senior Bank Facilities used to finance the purchase of Gregg.

Provision for income taxes. The provision for income taxes for the three months ended March 31, 2000 and 1999 is higher than the amount computed by applying the statutory rate of approximately 40% to income before income taxes mainly due to the amortization of goodwill which is not deductible for income tax purposes.

Six Months Ended March 31, 2000 and 1999

Net sales. Net sales for the six months ended March 31, 2000 were $269,588 which are $17,381 or 6.9% higher than the six months ended March 31, 1999. The increase in net sales resulted from the inclusion of the operating results of Cast Alloys and Gregg after their acquisition, and increased sales at Neenah, which offset a lower sales volume at Mercer.

Gross profit. Gross profit for the six months ended March 31, 2000 was $45,364, an increase of $3,005, or 7.1%, as compared to the six months ended March 31, 1999. The increase in gross profit resulted from the inclusion of the operating results of Gregg after its acquisition, cost reductions at Cast Alloys and improved sales volume at Neenah. These increases offset a decrease in gross profit at Mercer. Gross profit as a percentage of net sales remained at 16.8% for the six months ended March 31, 2000 and March 31,1999.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended March 31, 2000 were $19,863, an increase of $2,974, or 17.6%, as compared to the $16,889 for the six months ended March 31, 1999. As a percentage of net sales, selling, general and administrative expenses increased from 6.7% for the six months ended March 31, 1999 to 7.4% for the six months ended March 31, 2000. The increase in selling, general and administrative expenses was mainly due to the inclusion of the operating results of Cast Alloys and Gregg after their acquisition.

Amortization of intangible assets. Amortization of intangible assets was $5,433 for the six months ended March 31, 2000, an decrease of $596, or 9.9%, as compared to the $6,029 for the six months ended March 31, 1999. The decrease is due to the decreased amortization of certain identifiable intangible assets which were fully amortized in the year ended September 30, 1999.

Operating income. Operating income was $20,068 for the six months ended March 31, 2000, an increase of $627, or 3.2%, from the six months ended March 31, 1999. The improvement in operating income was achieved for the reasons discussed above under gross profit, partially offset by increased selling, general and administrative expenses. As a percentage of net sales, operating income decreased from 7.7% for the six months ended March 31, 1999 to 7.4% for the six months ended March 31, 2000.

Net interest expense. Net interest expense was $23,304 for the six months ended March 31, 2000 compared to $20,778 for the six months ended March 31, 1999. The increased interest expense resulted from the interest on the drawings under the Company's Senior Bank Facilities and the Senior Subordinated Notes used to finance the purchase of Cast Alloys and Gregg.

Provision for income taxes. The provision for income taxes for the six months ended March 31, 2000 and 1999 is higher than the amount computed by applying the statutory rate of approximately 40% to income before income taxes mainly due to the amortization of goodwill which is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

The Company has outstanding $282.0 million principal of 11 1/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"). In addition, the Company has entered into a credit agreement (the "Senior Bank Facility" or "Credit Agreement") providing for term loans in an aggregate principal amount of $145.0 million, a Revolving Credit Facility of up to $50.0 million and an Acquisition Loan Facility of up to $50.0 million. At March 31, 2000, there are no borrowings outstanding on the Revolving Credit Facility and $25.0 million principal amount outstanding on the Acquisition Loan Facility. In April, 2000, an additional $4.75 million was borrowed on the Acquisition Loan Facility to finance the Gregg purchase price adjustment.

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

For the six months ended March 31, 2000 and March 31, 1999, capital expenditures were $14,743 and $19,808, respectively. The decrease in capital expenditures of $5,065 was the result of significant expenditures for specific projects at ACP and Deeter which were incurred during the six months ended March 31, 1999.

The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under its Senior Bank Facilities. Net cash from operating activities for the six months ended March 31, 2000 was $12,471, an decrease of $1,435 from $13,906 for the six months ended March 31, 1999. The decrease in net cash from operating activities was primarily the result of a larger paydown of accrued interest amounts and a buildup in inventory balances, partially offset by improved control of accounts receivable balances.

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

     Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Senior Bank Facilities. If market interest rates for such borrowings average 1% more during the remainder of the fiscal year ended September 30, 2000 than they did during the six months ended March 31, 2000, the Company's interest expense would increase, and income before income taxes would decrease by approximately $.8 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

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

     None.






                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       NEENAH FOUNDRY COMPANY


DATE:    May 12, 2000   /s/ Gary LaChey
                       ---------------------------------------------------------
                       Gary LaChey
                       Vice President-Finance, Secretary & Treasurer
                       (Principal Financial Officer and Duly Authorized Officer)