Form 10-Q
period 2000-06-30
NEENAH FOUNDRY CO
filed 2000-08-11
CIK 1040599

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from              to
                                      ------------    ---------------


Commission File Number   333-28751

                             NEENAH FOUNDRY COMPANY
          (Exact name of each registrant as it appears in its charter)

      Wisconsin                                                39-1580331
(State or other jurisdiction of                        (IRS Employer ID Number)
incorporation or organization)


2121 Brooks Avenue,  P.O. Box 729, Neenah, Wisconsin            54957
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, Class A, $100 par value- 1,000 shares as of July 31, 2000 Common Stock, Class B, $100 par value- 0 shares as of July 31, 2000

                             NEENAH FOUNDRY COMPANY
                                 Form 10-Q Index
                       For the Quarter Ended June 30, 2000

                                                                                                               Page
                                                                                                               ----
Part 1. Financial Information
    Item 1. Financial Statements
            Condensed consolidated balance sheets -- June 30, 2000 and September 30, 1999                         3
            Condensed consolidated statements of operations -- Three and nine months ended June 30, 2000
               and 1999                                                                                           4
            Condensed consolidated statements of cash flows  --  Nine months ended June 30, 2000
               and 1999                                                                                           5
            Notes to condensed consolidated financial statements -- June 30, 2000                                 6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of                            9
            Operations

    Item 3. Quantitative and Qualitative Disclosures About Market Risk                                           12

Part II.  Other Information
   Item 1. Legal Proceedings                                                                                     13
   Item 2. Changes in Securities                                                                                 13
   Item 3. Defaults upon Senior Securities                                                                       13
   Item 4. Submission of Matters to a Vote of Security Holders                                                   13
   Item 5. Other Information                                                                                     13
   Item 6. Exhibits and Reports on Form 8-K                                                                      13

Signatures                                                                                                       13

Exhibit 27. Financial Data Schedule                                                                              14

                             NEENAH FOUNDRY COMPANY
                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                                      June 30           September 30
                                                                                                       2000                1999(1)
                                                                                                --------------------    ------------
                                                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ............................................................              $ 10,781              $ 17,368
  Accounts receivable, net .............................................................                75,497                77,696
  Inventories ..........................................................................                68,100                56,387
  Deferred income taxes ................................................................                 3,799                 3,534
  Other current assets .................................................................                 5,395                 5,223
                                                                                                      --------              --------

                     Total current assets ..............................................               163,572               160,208

Property, plant and equipment ..........................................................               289,358               255,245
Less accumulated depreciation ..........................................................                61,053                46,441
                                                                                                      --------              --------

                                                                                                       228,305               208,804

Identifiable intangible assets, net ....................................................                67,951                73,303
Goodwill, net ..........................................................................               196,892               190,469
Other assets ...........................................................................                 9,673                 8,918
                                                                                                      --------              --------

                                                                                                      $666,393              $641,702
                                                                                                      ========              ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable .....................................................................              $ 33,867              $ 31,151
  Income taxes payable .................................................................                 1,334                 1,129
  Accrued liabilities ..................................................................                29,390                38,632
  Current portion of long-term debt ....................................................                13,803                 5,334
                                                                                                      --------              --------

                     Total current liabilities .........................................                78,394                76,246
Long-term debt .........................................................................               448,616               423,887
Postretirement benefit obligations .....................................................                 5,918                 5,641
Deferred income taxes ..................................................................                64,861                64,237
Other liabilities ......................................................................                 8,317                 7,941
                                                                                                      --------              --------

                     Total liabilities .................................................               606,106               577,952

Commitments and contingencies

STOCKHOLDER'S EQUITY:
    Preferred stock, par value $100 per share --
         authorized 3,000 shares, no shares
         issued or outstanding .........................................................                  --                    --
    Common stock, par value $100 per share --
         authorized 11,000 shares, issued
         and outstanding 1,000 shares ..................................................                   100                   100
  Additional paid in capital ...........................................................                51,317                51,317
  Retained earnings ....................................................................                 8,870                12,333
                                                                                                      --------              --------

                     Total stockholder's equity ........................................                60,287                63,750
                                                                                                      --------              --------

                                                                                                      $666,393              $641,702
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

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                                        Three Months Ended                  Nine Months Ended
                                                                             June 30,                            June 30,
                                                                    --------------------------          ----------------------------
                                                                       2000            1999                2000            1999
                                                                    ---------         --------          ---------         ----------
Net sales ..................................................        $ 144,798         $ 140,361         $ 414,386         $ 392,568
Cost of sales ..............................................          118,337           113,691           342,561           323,539
                                                                    ---------         ---------         ---------         ---------
Gross profit ...............................................           26,461            26,670            71,825            69,029
Selling, general and administrative expenses ...............           10,572             9,516            30,435            26,405
Amortization of intangible assets ..........................            2,729             2,611             8,162             8,640
                                                                    ---------         ---------         ---------         ---------
Total operating expenses ...................................           13,301            12,127            38,597            35,045
                                                                    ---------         ---------         ---------         ---------
Operating income ...........................................           13,160            14,543            33,228            33,984
Net interest expense .......................................          (12,177)          (10,571)          (35,481)          (31,349)
                                                                    ---------         ---------         ---------         ---------
Income (loss) before income taxes ..........................              983             3,972            (2,253)            2,635
Provision for income taxes .................................              945             2,134             1,210             2,649
                                                                    ---------         ---------         ---------         ---------
Net income (loss) ..........................................        $      38         $   1,838         $  (3,463)        $     (14)
                                                                    =========         =========         =========         =========


See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      Nine Months         Nine Months
                                                                                         Ended              Ended
                                                                                       June 30,           June 30,
                                                                                         2000               1999
                                                                                     -----------         -----------
                                                                                                (Unaudited)
OPERATING ACTIVITIES
Net loss ......................................................................         $ (3,463)           $    (14)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization ..............................................           29,520              26,385
   Amortization of deferred financing costs and premium on notes ..............              812                 865
   Deferred income taxes ......................................................             (784)               (597)
   Changes in operating assets and liabilities ................................          (13,617)            (14,901)
                                                                                        --------            --------

        Net cash provided by operating
        activities ............................................................           12,468              11,738

INVESTING ACTIVITIES
Purchase of property, plant and equipment .....................................          (13,270)            (31,040)
Acquisition of Cast Alloys, Inc., net of cash acquired of $488 ................             --               (40,824)
Acquisition of Gregg Industries, Inc., net of cash acquired of $403 ...........          (29,502)               --
                                                                                        --------            --------

        Net cash used in investing
        activities ............................................................          (42,772)            (71,864)

FINANCING ACTIVITIES
Proceeds from long-term debt ..................................................           29,750              91,605
Payments on long-term debt ....................................................           (6,033)            (32,628)
Debt issuance costs ...........................................................             --                (3,236)
Return of capital to parent ...................................................             --                (3,850)
                                                                                        --------            --------

        Net cash provided by financing
        activities ............................................................           23,717              51,891
                                                                                        --------            --------

Decrease in cash and cash equivalents .........................................           (6,587)             (8,235)
Cash and cash equivalents at beginning of period ..............................           17,368              19,798
                                                                                        --------            --------

Cash and cash equivalents at end of period ....................................         $ 10,781            $ 11,563
                                                                                        ========            ========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
During the nine months ended June 30, 2000, the Company financed purchases of equipment totaling $9,947 by entering into capital leases.

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2000
                                 (In thousands)


NOTE 1 -- BASIS OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah Foundry Company's Annual Report on Form 10-K for the year ended September 30, 1999.

NOTE 2 -- INVENTORIES

The components of inventories are as follows:

                                                                                June 30,           September 30
                                                                                  2000                 1999
                                                                               ----------         -------------
Raw materials ................................................................   $10,870             $ 9,702
Work in process and finished goods ...........................................    46,266              37,654
Supplies .....................................................................    10,964               9,031
                                                                                 -------             -------
                                                                                 $68,100             $56,387
                                                                                 =======             =======


If the FIFO method of inventory valuation had been used on all components, inventories would have been approximately $180 lower than reported at June 30, 2000, and $1,156 lower than reported at September 30, 1999.

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

On November 30, 1999, the Company purchased Gregg Industries, Inc. ("Gregg"), a manufacturer of gray and ductile iron castings, for $23,002 (including direct costs of $735 and net of $403 of acquired cash). The acquisition of Gregg was financed through drawings under the Company's Acquisition Loan Facility. Additional purchase consideration of $6,500 was paid in April, 2000 based on Gregg's operating results for the calendar year ended December 31, 1999. An additional purchase consideration could be paid based on the operating results of Gregg for the calendar year ended December 31, 2000. Had the acquisition of Gregg occurred as of October 1, 1999 or October 1, 1998, there would have been no material pro forma effect on net sales or net income for the three and nine months ended June 30, 2000 or 1999.

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


The following is summarized combined financial information of the Guarantor Subsidiaries. Net sales include net sales to Neenah Foundry Company of $5,174 and $5,409 for the nine months ended June 30, 2000 and 1999, respectively.


                                 June 30, 2000           September 30, 1999
                                 -------------           ------------------
Current assets                       $ 61,675                $ 63,153
Noncurrent assets                     264,239                 236,185
Current liabilities                    37,501                  38,148
Noncurrent liabilities                 38,683                  30,570

                                  Nine Months                Nine Months
                                    Ended                      Ended
                                 June 30, 2000              June 30, 1999
                                 -------------              -------------
Net sales                          $ 281,059                  $ 259,669
Gross profit                          25,471                     23,549
Net loss                             (10,795)                    (6,422)

NOTE 5 -- SEGMENT INFORMATION

The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells castings for the industrial and municipal markets, while the Forgings segment manufactures forged components for the industrial market. The Other segment includes machining operations, manufacture of foundry equipment and freight hauling.



                                                     Three months ended                         Nine months ended
                                                        June 30,                                     June 30,
                                               ------------------------------            -------------------------------
                                                 2000                 1999                 2000                  1999
                                               ---------            ---------            ---------            ----------
Net sales to unaffiliated customers:
  Castings                                     $ 132,039            $ 131,477            $ 376,175            $ 349,936
  Forgings                                         8,987                4,868               26,763               31,509
  Other                                            8,293                8,623               25,332               24,789
  Elimination of intersegment revenues            (4,521)              (4,607)             (13,884)             (13,666)
                                               ---------            ---------            ---------            ---------

Consolidated                                   $ 144,798            $ 140,361            $ 414,386            $ 392,568
                                               =========            =========            =========            =========


Net income (loss):
  Castings                                     $  (3,015)           $   1,274            $ (11,782)           $  (5,018)
  Forgings                                        (1,203)              (2,167)              (3,265)              (1,940)
  Other                                              141                  360                  588                  519
  Elimination of intersegment income               3,915                2,371               10,796                6,425
                                               ---------            ---------            ---------            ---------

Consolidated                                   $    (162)           $   1,838            $  (3,663)           $     (14)
                                               =========            =========            =========            =========




                                                                                          June 30,        September 30,
                                                                                            2000            1999
                                                                                         ---------      ---------------
Identifiable Assets:
  Castings                                                                               $ 837,774             $790,527
  Forgings                                                                                  56,807               57,321
  Other                                                                                     20,756               19,127
  Adjustments                                                                             (248,944)            (225,273)
                                                                                         ---------           ----------
Total consolidated assets                                                                $ 666,393             $641,702
                                                                                         =========           ==========


NOTE 6 -- RESTRUCTURING CHARGE

During fiscal 1999, the Company recorded a restructuring charge of $6,713 to close one of their manufacturing facilities. Impairment and abandonment of assets at this facility that will no longer be used represented $6,030 of the restructuring charge. The following is a breakdown of activity during the nine months ended June 30, 2000 of each cash component of the restructuring charge:

                                                              Balance at                            Balance at
                                                            September 30,          Cash              June 30,
                                                                 1999            Payments              2000
                                                          ----------------------------------------------------------
Employee severance costs                                         $ 328           $ 328                 $ -
Lease commitment and contractual
  obligations                                                      130             130                   -
Other exit activity costs, primarily
  facility closure expenses                                        225             225                   -
                                                          ----------------------------------------------------------
                                                                 $ 683           $ 683                 $ -
                                                          ==========================================================


The fair value of assets that will no longer be used was determined based on an appraisal performed with consideration given to offers received from prospective buyers. Employee severance costs relate to 20 salaried employees and 146 bargaining unit employees and were communicated in writing to employees. As of June 30, 2000, all affected salaried and bargaining unit employees have been terminated and paid the severance benefits to which they were entitled.

For the nine months ended June 30, 2000 and 1999, net sales related to this manufacturing facility were $3,689 and $13,166, respectively, and the operating loss related to this manufacturing facility was $673 and $1,985, respectively.

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

The following discussions compare the results of operations of the Company for the three and nine months ended June 30, 2000, to the results of the operations of the Company for the three and nine months ended June 30, 1999.

RESULTS OF OPERATIONS  (dollars in thousands)

Three Months Ended June 30, 2000 and 1999

Net sales. Net sales for the three months ended June 30, 2000 were $144,798 which are $4,437 or 3.2% higher than the quarter ended June 30, 1999. The increase in net sales resulted from the inclusion of the operating results of Gregg after its acquisition.

Gross profit. Gross profit for the three months ended June 30, 2000 was $26,461, a decrease of $209, or 0.8%, as compared to the quarter ended June 30, 1999. Gross profit as a percentage of net sales decreased to 18.3% for the three months ended June 30, 2000 from 19.0% for the quarter ended June 30, 1999. The decrease in gross profit resulted from the depressed operating results of Cast Alloys, which had a negative gross profit in the three months ended June 30, 2000.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2000 were $10,572, an increase of $1,056, or 11.1%, as compared to the $9,516 for the quarter ended June 30, 1999. As a percentage of net sales, selling, general and administrative expenses increased from 6.8% for the quarter ended June 30, 1999 to 7.3% for the three months ended June 30, 2000. A significant portion of the increase was due to the recognition of severance benefits payable to the former CEO of the Company. The remaining increase was due to the inclusion of the operating results of Gregg after its acquisition.

Amortization of intangible assets. Amortization of intangible assets was $2,729 for the three months ended June 31, 2000, an increase of $118, or 4.5%, as compared to the $2,611 for the quarter ended June 30, 1999. The increase is due to the increased amortization of goodwill and identifiable intangible assets of Cast Alloys and Gregg.

Operating income. Operating income was $13,160 for the three months ended June 30, 2000, a decrease of $1,383, or 9.5%, from the quarter ended June 30, 1999. The decrease in operating income was caused by the reasons discussed above under gross profit, as well as by increased selling, general and administrative expenses. As a percentage of net sales, operating income decreased from 10.4% for the quarter ended June 30, 1999 to 9.1% for the three months ended June 30, 2000.

Net interest expense. Net interest expense was $12,177 for the three months ended June 30, 2000 compared to $10,571 for the quarter ended June 30, 1999. The increased interest expense resulted mainly from the interest on the drawings under the Company's Senior Bank Facilities used to finance the purchase of Gregg and interest on new capital leases.

Provision for income taxes. The provision for income taxes for the three months ended June 30, 2000 and 1999 is higher than the amount computed by applying the statutory rate of approximately 40% to income before income taxes mainly due to the amortization of goodwill which is not deductible for income tax purposes.

Nine Months Ended June 30,  2000 and 1999

Net sales. Net sales for the nine months ended June 30, 2000 were $414,386 which are $21,818 or 5.6% higher than the nine months ended June 30, 1999. The increase in net sales resulted from the inclusion of the operating results of Cast Alloys and Gregg after their acquisition, which offset lower sales volumes at Dalton Corporation and Mercer Forge Corporation ("Mercer").

Gross profit. Gross profit for the nine months ended June 30, 2000 was $71,825, an increase of $2,796, or 4.1%, as compared to the nine months ended June 30, 1999. The increase in gross profit resulted from the inclusion of the operating results of Gregg after its acquisition. Gross profit as a percentage of net sales decreased from 17.6% for the nine months ended June 30, 1999 to 17.3% for the nine months ended June 30, 2000. The decrease in gross profit percentage is due to the decreased gross profit at Mercer.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended June 30, 2000 were $30,435, an increase of $4,030, or 15.3%, as compared to the $26,405 for the nine months ended June 30, 1999. As a percentage of net sales, selling, general and administrative expenses increased from 6.7% for the nine months ended June 30, 1999 to 7.3% for the nine months ended June 30, 2000. The increase in selling, general and administrative expenses was mainly due to the inclusion of the operating results of Cast Alloys and Gregg after their acquisition.

Amortization of intangible assets. Amortization of intangible assets was $8,162 for the nine months ended June 31, 2000, a decrease of $478, or 5.5%, as compared to the $8,640 for the nine months ended June 30, 1999. The decrease is due to the decreased amortization of certain identifiable intangible assets which were fully amortized in the year ended September 30, 1999.

Operating income. Operating income was $33,228 for the nine months ended June 30, 2000, a decrease of $756, or 2.2%, from the nine months ended June 30, 1999. The decrease in operating income was caused by the reduced gross profit at Mercer and continued operating difficulties at Cast Alloys. As a percentage of net sales, operating income decreased from 8.7% for the nine months ended June 30, 1999 to 8.0% for the nine months ended June 30, 2000.

Net interest expense. Net interest expense was $35,481 for the nine months ended June 30, 2000 compared to $31,349 for the nine months ended June 30, 1999. The increased interest expense resulted from interest on the drawings under the Company's Senior Bank Facilities and the Senior Subordinated Notes used to finance the purchase of Cast Alloys and Gregg.

Provision for income taxes. The provision for income taxes for the nine months ended June 30, 2000 and 1999 is higher than the amount computed by applying the statutory rate of approximately 40% to income before income taxes mainly due to the amortization of goodwill which is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

The Company has outstanding $282.0 million principal of 11 1/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"). In addition, the Company has entered into a credit agreement (the "Senior Bank Facility" or "Credit Agreement") providing for term loans in an aggregate principal amount of $145.0 million, a Revolving Credit Facility of up to $50.0 million and an Acquisition Loan Facility of up to $50.0 million. At June 30, 2000, there are no borrowings outstanding on the Revolving Credit Facility and $29.1 million principal amount outstanding on the Acquisition Loan Facility.

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

For the nine months ended June 30, 2000 and June 30, 1999, capital expenditures were $13,270 and $31,040, respectively. Additional capital expenditures of $9,947 for the nine months ended June 30, 2000 were financed through capital lease obligations. The decrease in capital expenditures of $7,823 was the result of significant expenditures for specific projects at ACP and Deeter which were incurred during the nine months ended June 30, 1999.

The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under its Senior Bank Facilities. Net cash from operating activities for the nine months ended June 30, 2000 was $12,468, an increase of $730 from $11,738 for the nine months ended June 30, 1999. The increase in net cash from operating activities was primarily the result of improved control of accounts receivable balances.

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

     Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Senior Bank Facilities. If market interest rates for such borrowings average 1% more during the remainder of the fiscal year ended September 30, 2000 than they did during the nine months ended June 30, 2000, the Company's interest expense would increase, and income before income taxes would decrease by approximately $.4 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

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

                                 NEENAH FOUNDRY COMPANY


DATE:      August 11, 2000          /s/ Gary LaChey
                                 -------------------------------------------
                                  Gary LaChey
                                 Vice President-Finance, Secretary & Treasurer (Principal Financial Officer and Duly Authorized Officer)