Form 10-K405
period 2000-09-30
NEENAH FOUNDRY CO
filed 2000-12-28
CIK 1040599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

  [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934.
                 For the fiscal year ended September 30, 2000.

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.
                  For the transition period from      to     .
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

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, Class A, $100 par value- 1,000 shares as of November 30, 2000
Common Stock, Class B, $100 par value-     0 shares as of November 30, 2000

                                     PART I
Item 1.    BUSINESS

THE COMPANY (OTHER THAN THE ACQUIRED SUBSIDIARIES)

Overview

     On April 30, 1997, pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement") with NC Merger Company and NFC Castings, Inc., Neenah Corporation (the "Predecessor Company") was acquired by NFC Castings, Inc., a holding company and a wholly owned subsidiary of ACP Holding Company ("ACP Holdings") (the "Merger"). Prior to July 1, 1997, Neenah Foundry Company was one of three wholly owned subsidiaries of Neenah Corporation, a holding company with no significant assets or operations other than its holdings in the common stock of its three wholly owned subsidiaries. On July 1, 1997, Neenah Foundry Company merged with and into Neenah Corporation and the surviving company changed its name to Neenah Foundry Company (the "Company"). Unless otherwise stated in this document or unless the context otherwise requires, references herein to the "Company" include Neenah Foundry Company, Hartley Controls Corporation ("Hartley Controls") and Neenah Transport, Inc., and exclude Deeter Foundry, Inc. ("Deeter"), Mercer Forge Corporation ("Mercer"), Dalton Corporation ("Dalton"), Niemen Porter & Co. d/b/a Cast Alloys, Inc. ("Cast Alloys"), Gregg Industries, Inc. ("Gregg"), and their respective subsidiaries, each of which were acquired by the Company and Advanced Cast Products ("ACP") and its respective subsidiaries, whose capital stock was contributed to the Company by ACP Holdings. Deeter, Mercer, Dalton, Cast Alloys, Gregg and ACP are referred to herein as the "Acquired Subsidiaries." The Company changed its fiscal year end to September 30 from March 31 effective September 30, 1997.

      The Company, founded in 1872, is one of the largest manufacturers of a wide range of high quality ductile and gray iron castings for the heavy municipal market and selected segments of the industrial market. The Company believes it is the largest manufacturer of heavy municipal iron castings in the United States with approximately a 19% market share in calendar year 1999. The Company's broad range of heavy municipal iron castings includes manhole covers and frames, storm sewer frames and grates, heavy duty airport castings, specialized trench drain castings, specialty flood control castings and ornamental tree grates. These municipal castings are sold throughout the United States to state and local government entities, utility companies, precast concrete manhole structure producers and contractors for both new construction and infrastructure replacement. The heavy municipal market generated approximately 45% of the Company's net sales for the year ended September 30, 2000. The Company believes it is also a leading manufacturer of a wide range of complex industrial castings, including castings for medium- and heavy-duty truck drive line components, a broad range of castings for the farm equipment industry and specific components for compressors used in heating, ventilation and air conditioning systems. The industrial market generated approximately 53% of the Company's net sales for the year ended September 30, 2000.

     The Company currently operates two modern foundries with an annual aggregate rated capacity of approximately 187,000 tons at a single site in Neenah, Wisconsin. The Company invested heavily in a major plant modernization program. This plant modernization program was a critical part of a long-term strategy to produce higher volume, value-added castings for its existing industrial customers and to penetrate other selected segments of the industrial market, while preserving its position as the leader in the heavy municipal market.

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

     Heavy Municipal. Based on industry reported data, the Company believes it is the largest manufacturer of heavy municipal iron castings in the United States with an estimated 19% market share in calendar year 1999. The Company's broad heavy municipal product line consists of two general categories of castings, "standard" and "specialty" castings. Standard castings principally consist of storm and sanitary sewer castings that are consistent with pre-existing dimension and strength specifications established by local authorities. Standard castings are generally high volume items that are routinely used in new construction and infrastructure replacement. Specialty castings are generally lower volume, higher margin products which include heavy-duty airport castings, trench drain castings, flood control castings, special manhole and inlet castings and ornamental tree grates. These specialty items are frequently selected and/or specified from the Company's municipal product catalog and its tree grate catalog, which together encompass over 4,400 standard and specialty patterns. For many of these specialty products, the Company believes it is the only manufacturer with existing patterns to produce such a particular casting, although a competing manufacturer could elect to make the investment in patterns or equipment necessary to produce a similar casting.

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

Sales and Marketing

     Heavy Municipal. Over its 70 years of heavy municipal market participation, the Company has emphasized sales and marketing and believes it has built a strong reputation for customer service. The Company believes that it is one of the leaders in U.S. heavy municipal casting production and that it has strong name recognition. The Company has the largest sales and marketing effort of any foundry serving the heavy municipal market, including 57 Company employees and 20 commissioned representatives. The dedicated sales force works out of regional sales offices to market the Company's municipal castings to contractors and state and local governmental entities throughout the United States. The Company operates a number of regional distribution and sales centers throughout the Unites States. The Company believes this regional approach enhances its knowledge of local specifications and its position in the heavy municipal market.

     Industrial. The Company employs a dedicated industrial casting sales force based in Neenah, Wisconsin. The sales force supports ongoing customer relationships and organizes the scheduling and delivery of shipments, as well as working with customers' engineers and procurement representatives, Company engineers, manufacturing management and quality assurance representatives throughout all stages of the production process to ensure that the final product consistently meets or exceeds customer specifications. This team approach, consisting of sales, marketing, manufacturing, engineering and quality assurance efforts is an integral part of the Company's marketing strategy.

Manufacturing Process

    The Company operates two modern foundries with an annual rated capacity of approximately 187,000 tons at a single location in Neenah, Wisconsin. The Company's foundries manufacture gray and ductile iron and cast it into intricate shapes according to customer metallurgical and dimensional specifications. The Company continually invests in the improvement of process controls and product performance and believes that these investments and its significant experience in the industry have made it one of the most efficient manufacturers of industrial and heavy municipal casting products.

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

Distribution

The Company sells a substantial amount of its municipal castings through its network of two warehouses, ten distribution and sales centers and two other sales offices. Industrial castings are shipped direct to customers from the Company. For many municipal and a small portion of its industrial customers, castings are delivered by Neenah Transport, Inc., a wholly owned subsidiary of the Company ("Neenah Transport"), which operates a fleet of 30 tractors and 101 trailers that deliver products throughout the Midwest. For sales outside of the Midwest, increased transportation costs impact the ability of the Company to compete on a cost basis. Neenah Transport also backhauls raw materials for use by the Company on return trips. Neenah Transport is staffed with professional drivers who are trained in service standards and product knowledge as representatives of the Company. To the Company's knowledge, none the Company's major heavy municipal competitors have a captive transportation subsidiary. The Company believes Neenah Transport's service and drivers provide another differentiating factor in favor of the Company as compared to other major heavy municipal manufacturers.

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

     Although the prices of all raw materials used by the Company vary, the fluctuations in the price of steel scrap are the most significant to the Company. The Company has arrangements with most of its industrial customers which allow the Company to adjust industrial casting prices to reflect scrap price fluctuations. In periods of rapidly rising or falling scrap prices, these adjustments will lag the current scrap price because they are generally based on average market prices for prior periods, which periods vary by customer but are generally no longer than six months. Castings are generally sold to the heavy municipal market on a bid basis and, after a bid is won, the price for the municipal casting generally cannot be adjusted for raw material price increases. However, in most cases the Company believes it has been successful in obtaining higher municipal casting unit prices in subsequent bids to compensate for rises in scrap prices in prior periods. Rapidly fluctuating scrap prices may have an adverse or positive effect on the Company's financial condition and results of operations.

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

Hartley Controls Corporation

     Hartley Controls, a wholly owned subsidiary of the Company, engineers, manufactures and sells customized sand control systems, which are an essential part of the casting process, to other iron foundries. The sand molding media used in all high production iron foundries is a critical element in determining mold quality. Exacting and consistent control of this sand with respect to moisture and chemical additives is an essential element for process control and relates directly to casting quality, scrap rate and the ability to produce complex molds for highly engineered castings. Hartley Controls is a major U.S. supplier of sand control systems. Hartley Controls has made investments in process technology and has several patented technologies related to sand systems, including the "Automatic Moisture Controller," the "Even-Flo Bin," the "Automatic Compactibility Tester," the "Automatic Bond Determinator," the "Green Stand Reconditioner" and the "Sandman."

     On October 2, 2000, the Company sold all of the issued and outstanding shares of stock of Hartley for a cash purchase price of $5.5 million. The Company expects the disposition of Hartley will result in a gain which will be recognized in the period in which the gain is realized. Revenues for Hartley for the year ended September 30, 2000 were $5.5 million.

Employees

     As of September 30, 2000 the Company had 985 full time employees, of whom 755 were hourly employees and 230 were salaried employees. The Local 121B of the Glass, Molders, Pottery, Plastics and Allied Workers International Union AFL-CIO is the major bargaining agent for the representative of 712 of the Company's hourly employees. A collective bargaining agreement with Local 121B was reached on January 1, 1999 and expires on December 31, 2001. The Independent Patternmakers Union of Neenah, Wisconsin is the major bargaining agent for and representative of 34 of the Company's hourly employees. A collective bargaining agreement with the Independent Patternmakers Union was reached on January 1, 1998 and expires on December 31, 2000. The Company and the Union are currently in the process of negotiating a new three-year agreement. The Company believes that it has a good relationship with its employees.

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

     Under the Federal Clean Air Act Amendments of 1990, the Environmental Protection Agency ("EPA") is directed to establish maximum achievable control technology ("MACT") standards for certain industrial operations that are major sources of hazardous air pollutants ("HAPs"). The iron foundry industry is not expected to be required to implement the MACT emission limits, control technologies or work practices until the year 2004 at the earliest. Although the Company cannot accurately estimate the costs to comply with the MACT standard until it is issued, the MACT standard, when implemented, and state laws governing the emission of toxic air pollutants may require that certain of the Company's or the Acquired Subsidiaries' facilities incur significant costs for air emission control equipment, air emission monitoring equipment or process modifications.

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

     On April 3, 1998, the Company acquired all the capital stock of Mercer for $47.0 million in cash (excluding fees and expenses incurred in connection with the acquisition of $0.5 million). The acquisition of Mercer was financed with borrowings under Tranche B of the Company's Senior Bank Facilities. Founded in 1954, Mercer is a leading producer of complex-shaped forged components for use in transportation, railroad, mining and heavy industrial applications. Mercer is also a leading producer of microalloy forgings. Mercer sells directly to OEMs, as well as to industrial end users.

     On September 8, 1998, the Company acquired all the capital stock of Dalton for $102.0 million in cash (excluding fees and expenses incurred in connection with the acquisition of $0.6 million). Dalton manufactures and sells gray iron castings for refrigeration systems, air conditioners, heavy equipment, engines, gear boxes, stationary transmissions, heavy duty truck transmissions and other automotive parts. The acquisition of Dalton was financed with borrowings under the Company's Senior Bank Facilities.

     On September 8, 1998, the capital stock of ACP was contributed to the Company by ACP Holdings. In connection with the contribution, the Company assumed $14.6 million of indebtedness of ACP which was refinanced with borrowings under the Senior Bank Facilities. In addition, notes totaling $6.7 million due by ACP to its shareholder were converted into the equity of ACP by its shareholder. ACP is a leading independent manufacturer of ductile and malleable iron castings that are produced through both traditional casting methods and through ACP's Evapcast lost foam casting process. ACP's production capabilities also include a range of finishing operations including austempering and machining. ACP sells its products primarily to companies in the heavy truck, construction equipment, railroad, mining, electrical fittings and automotive industries.

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

     On November 30, 1999, the Company purchased Gregg, a manufacturer of gray and ductile iron castings, for $22.9 million in cash (excluding fees and expenses incurred in connection with the acquisition of $.5 million). Additional purchase consideration of $6.5 million was paid in April 2000 based on Gregg's operating results for the calendar year ended December 31, 1999. An additional purchase consideration could be payable based on the operating results of Gregg for the calendar year ended December 31, 2000. The acquisition of Gregg was financed through borrowings under the Company's Senior Bank Facilities.

     Currently, each of the Acquired Subsidiaries is operating as a separate subsidiary of the Company with independent operations under the direction of the management that was in place prior to its acquisition by the Company. Although the Company currently does not have plans to integrate the operations of the Company with the Acquired Subsidiaries, it may to some extent do so in the future.

     Each of the Deeter, Mercer, Dalton ,Cast Alloys and Gregg acquisitions were accounted for using the purchase method of accounting. The acquisition of ACP was accounted for at historical cost in a manner similar to that in pooling of interest accounting since the Company and ACP were under common control.

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

Products, Customers and Markets

      Dalton's revenues are generated from customers in several industries, however, refrigeration and air conditioning represent the largest concentration of tons shipped, which management estimates was approximately 45% of tons shipped in 2000. The next largest markets served include heavy truck at an estimated 16% and automotive/light truck at an estimated 12% of the tons shipped in 2000. Dalton serves primarily three markets: refrigeration and air conditioning, automotive/truck market and heavy equipment.

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

Manufacturing Facilities

     Dalton currently operates three facilities. The main foundry operation, located in Warsaw, Indiana ("Warsaw") was established in 1910. In 1992 Dalton acquired a second foundry operation located in Kendallville, Indiana ("Kendallville"). In addition to the foundry operations, Dalton owns a machining facility in Stryker, Ohio ("Stryker"). Dalton has established a separate General Office for centralized finance and MIS operations along with executive management of Dalton.

Employees

      At September 30, 2000, Dalton employed 1,308 individuals, consisting of 1,074 hourly employees and 234 salaried and clerical employees. Nearly all of Dalton's production employees are members of either the Steel Workers' Union or the Glass, Molders, Pottery, Plastics and Allied Workers International Union. A collective bargaining agreement is negotiated every three to five years. The current agreements expire as follows: Warsaw, April 5, 2003; and Kendallville, June 28, 2002.

Environmental Matters

     Dalton is subject to environmental, health and safety laws comparable to those governing the Company. See "-The Company (other than the Acquired Subsidiaries) -Environmental Matters."


Compliance Impacts - Water Discharge Permit

      Dalton's Warsaw facility was issued an NPDES permit this year that limits the level of chlorine and the temperature of its non-contact cooling water permitted to be discharged to a waterway by the year 2003. Although the chlorine is already in the water when purchased from the city, Dalton is responsible for the elimination. Dalton has several alternatives to meet the chlorine discharge permit requirements by 2003, including the installation of a re-circulating water system. It is expected that the savings to be realized by reduced water purchases from the city will offset the cost of the proposed re-circulating water system.

ADVANCED CAST PRODUCTS, INC.

Overview

      ACP produces its products through three principal facilities. The largest operation, Meadville, manufactures ductile iron castings through both the traditional green sand molding process and its proprietary Evapcast lost foam casting process. The Belcher operation manufactures malleable cast iron parts primarily for the auto and electrical fittings industries. Finally, the Peerless operation produces bearing adapters for use in rail cars. Peerless is one of only three U.S. companies that manufacture railroad bearing adapters. Since 1990, ACP has generated gradually increasing sales and operating income primarily due to increased volume of products shipped.

Products, Customers and Markets

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

     ACP serves a diverse base of approximately 350 customers. ACP specializes in meeting the more difficult requirements of its largest customers such as Caterpillar, Freightliner and Dana. ACP has been presented supplier awards from each of these OEMs and has earned the ability to obtain new part awards as they become available.

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

Manufacturing Facilities

     ACP currently operates 3 facilities. ACP has made significant investment in capital equipment to expand production capacity, improve efficiency, add new production capabilities, replace equipment and improve the quality of its products. ACP investments have included, for example, state of the art Disamatic molding lines at both its Meadville and Belcher facilities and computer numerical controlled ("CNC") machining centers at Meadville. The new molding lines have increased capacity with the potential to reduce operating costs.

     In addition, new capital expenditures have been completed for Meadville that include an autopour unit for its current Disamatic line, a larger Disamatic molding line for larger castings, and additional CNC machines. Belcher's new capital expenditures also include an autopour unit in addition to a heat treat furnace.

Employees

     ACP has approximately 100 salaried and approximately 450 hourly employees represented by the United Steelworkers of America. The collective bargaining agreement for Belcher and Meadville expires in June 2004 and in October 2004, respectively.

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

Products, Customers and Markets

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

The Forged Components Market

     Demand for forged products for civilian application closely follows the general business cycles of the various market segments and the demand level for capital goods. While there is a more consistent base level of demand for the replacement parts portion of the business, the strongest expansions in the forging industry coincide with the periods of industrial segment economic growth. Mercer's largest industry segment, the heavy truck segment is extremely weak due to overbuilds and energy costs. Mercer's other market segments are also showing weakness following general economic slowdowns in those industrial areas. Management attributes this to normal industrial cycles in these markets and adjustments to overbuilds in inventory levels as well as high energy costs. Mercer experienced a three month strike in 1999 which had an adverse impact on its volume levels and customers. After a five year settlement at the end of June of 1999, management is continuing to work to restore its volume and customer base amid a general industrial downturn.

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

Raw Materials

     The principal raw materials used in Mercer's products are carbon and microalloy steel. Mercer purchases substantially all of its carbon steel from four principal sources. Mercer typically maintains 10 to 30 days supply on hand. Mercer buys approximately 25,000 tons of raw steel per year. While Mercer has never suffered an interruption of materials supply, management believes that, in the event of any disruption from any individual source, adequate alternative sources of supply are available within the immediate vicinity.

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

Manufacturing Facilities

     Mercer is located in northwest Pennsylvania, about 60 miles north and west of the Greater Pittsburgh airport. Mercer owns it principal forging facility, which occupies a twenty-one acre site, and consists of a 130,000 square foot manufacturing facility and an adjacent office complex. Mercer's subsidiary, A&M, also leases an 18,000 square foot machine shop facility located in Sharon, Pennsylvania, approximately ten miles from Mercer's headquarters. A 20,000 square foot addition to the machining facility is presently nearing completion.

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

     Mercer presently operates eight press lines consisting of one 4,000 ton, two 3,000 ton, two 2,000 ton and three 1,300 ton press lines with billet loaders, induction furnaces, and trim presses. The plant uses four microalloy conveyors. Mercer is also equipped with saws and shearers to cut billets from round and square steel bars. Mercer maintains a fully equipped quality control facility, magniflux machine, shot cleaning equipment, complete die welding facility and die repair machine shop. A&M operates approximately 25 CNC lathes and mills as well as a high speed die machining operation utilizing 2 CNC mills.

Employees

     Mercer currently employs approximately 140 full time hourly forging employees and A&M employs approximately 46 full time hourly machining employees, all of whom are represented by collective bargaining agreements with United Steel Workers of America. Following a three month strike ending June 28, 1999, Mercer has a five year contract ending in 2004. Management believes labor relations are stable and improving following the three-month strike.

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

Products, Customers and Markets

     Deeter manufactures the same products, serves the same markets and sells to the same customer and market base as Neenah's heavy municipal line. See "-The Company (other than the Acquired Subsidiaries) -Products, Customers and Markets."

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

     Although the prices of all raw materials used by Deeter vary, the fluctuations in the price of cast iron scrap are the most significant to Deeter. Deeter builds to stock based on forecast sales during any given period and generally does not have any long term customer contracts. As a result, in periods of rapidly rising or falling scrap prices, prices charged to customers will relatively quickly reflect the current scrap price. Rapidly fluctuating scrap prices may have a temporary adverse or positive effect on Deeter's results of operations.

Competition

     Deeter operates in the same industry as the Company and therefore faces the same competitive environment as the Company. See "-The Company (other than the Acquired Subsidiaries) -Competition."

Manufacturing Facilities

     Deeter is located on a 10 acre site with 65,000 square feet of manufacturing area. Deeter operates three green sand molding lines with a current annual capacity of 24,000 net saleable tons. Deeter maintains stockyards located in Denver, Colorado and their primary distribution yard is located on site in Lincoln, Nebraska.

Employees

     At September 30, 2000 Deeter had 98 full time hourly employees and 27 salaried employees. The workers are non-union and Deeter believes its relations with its employees are good.

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

Products, Customers and Markets

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

Manufacturing Facilities

     Cast Alloys' corporate and administrative offices and manufacturing facilities currently occupy an aggregate of 231,277 square feet in six separate locations. All of Cast Alloys' facilities are leased. Cast Alloys believes that each of these properties are in good condition and that these facilities are sufficient for current and anticipated needs. In June, 1999 Cast Alloys purchased an R&D facility from Callaway Golf which it will use for its manufacturing operations

Employees

     At September 30, 2000, Cast Alloys had 170 full time employees at its U.S. locations and 1,320 full time employees at its three Mexican locations. The workers are non-union and Cast Alloys believes its relations with its employees are good.

Recent Operating Results

     Cast Alloys has experienced continued operating losses during the year ended September 30, 2000. Management has completed a series of cost-saving measures and a restructuring of operations to return the Company to profitability. There is expected to be improvement in earnings in the future.

GREGG INDUSTRIES, INC.

Overview

     Gregg is the largest iron foundry in California and among the largest on the west coast. Gregg is one of the nation's leading producers of complex, highly cored iron castings. As a full-service, ISO-9002 and QS-9000 certified foundry and machine shop, the company produces custom-designed components to the state of completion defined by the customer. Presently, Gregg produces castings in gray iron, ductile iron and ni-resist and, on a limited basis, other alloys.

     As determined by customer specifications, castings receive various treatments including precision machining, annealing and stress relieving, surface treating, painting, and assembly. Equipped with CNC lathe, mills and machining centers, the Company's machine shop allows Gregg to provide finished, machined castings from concept to machined part (to within 2/10,000ths of an inch tolerance).

Products, Customers and Markets

     Gregg serves the Light and Heavy Truck, Automotive, Diesel Engine, Industrial and Agricultural markets. Castings are provided in as-cast, machined, or assembled condition, as defined by the customer. The Company's largest single product category is turbocharger components, which eventually are used on light and heavy duty trucks. It also serves the heavy truck sector by supplying chassis and suspension components. The markets served in fiscal year 2001 are projected to remain largely unchanged. Approximately 10% of shipments are made outside the United States.

     Gregg has approximately 90 active customers across the listed industries. Gregg has received supplier awards from its major customers, placing it in an excellent position to obtain additional sales.

Raw Materials

     The primary raw materials used by Gregg to manufacture iron castings are steel scrap and silica sand. By using steel scrap in its production process, Gregg contributes significantly to the recycling efforts being undertaken around the world. While there are multiple suppliers for each of these commodities, Gregg has sourcing arrangements with its suppliers for each of these major raw materials. Due to excellent relationships with each of its suppliers and the supply availability, Gregg management believes that it will continue to be able to secure raw materials from its suppliers at competitive prices and remain in an excellent position to take advantage of additional reductions as they become available.

     The primary energy sources for Gregg's operations are electricity and natural gas, which are purchased through public utilities or third party providers. Gregg participates in California's electricity interruption program, providing significantly lower costs throughout the year in exchange for voluntary interruptions as needed to maintain statewide electric distribution grid reserve levels. This has proven very favorable in past fiscal years. However, in fiscal year 2000 Gregg has interrupted production or used power on several occasions at a substantially higher pricing. We expect this condition to last through calendar year 2001 and mitigate in 2002.

Competition

     Gregg operates in the same industry as the Company and therefore faces the same competitive environment as the company. See "-The Company (other than the Acquired Subsidiaries) -Competition."

Manufacturing Facilities

     Gregg is located in El Monte, California, a suburb of Los Angeles. Both the foundry and adjacent machining operation are owned by the company. The foundry uses both automated and manual molding equipment, depending on the size and demand for products. It has a wide variety of core making equipment providing maximum flexibility in meeting customer demands for precision, cost and demand. Gregg has an automated casting cleaning line which significantly shortens production cycle times. The machining operation employs computer numerically controlled (CNC) lathes and mills.

Employees

     At September 30, 2000, Gregg employed 446 individuals, consisting of 421 hourly employees and 25 salaried and clerical employees. All employees are non-union.

Item 2.     PROPERTIES

     The Company and the Acquired Subsidiaries maintain the following locations. All of the facilities are owned, with the exception of Cast Alloys' facilities and Mercer's machining facility, which are leased.

      ENTITY                        LOCATION                            PURPOSE
Neenah Foundry Company             Neenah, WI                  2 manufacturing facilities
                                                               Office facility
Dalton Corporation                 Warsaw, IN                  Manufacturing/office facilities
                                   Kendallville, IN            Manufacturing facility
                                   Stryker, OH                 Machining facility

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

Gregg Industries, Inc.             El Monte, CA                Manufacturing/office facility

The principal equipment at the facilities consists of molding machines, presses, machining equipment, welding, grinding and painting equipment. The Company and its acquired subsidiaries regard its plant and equipment as well maintained and adequate for its needs. In addition to the facilities above, the Company owns seven and leases six distribution and sales centers.

Item 3.     LEGAL PROCEEDINGS

     The Company and Acquired Subsidiaries are involved in routine litigation incidental to its business. Such litigation is not, in the opinion of management, likely to have a material adverse effect on the financial condition or results of operations of the Company, or the Acquired Subsidiaries.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the year ended September 30, 2000.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      There is no public market for the common stock of the Company. There was one holder of record of the Company's common stock as of September 30, 2000.

Item 6.   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

      The following table sets forth the selected historical consolidated financial and other data of the Predecessor Company for the two years ended March 31,1997, the six months ended March 31, 1997, and the one month ended April 30, 1997, which have been derived from the Predecessor Company's historical consolidated financial statements before the Merger, and the selected historical consolidated financial and other data of the Company for the five months ended September 30, 1997 and the years ended September 30, 1998, 1999, and 2000 which have been derived from the Company's historical consolidated financial statements. The information contained in the following table should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's historical consolidated financial statements and related notes included elsewhere in this report.

                                                 Predecessor Company
                                  ------------------------------------------------
                                                           Six Months   One Month  Five Months          Fiscal Year Ended
                                     Fiscal Year Ended        Ended       Ended      Ended                 September 30
                                          March 31,          March 31,   April 30,  Sept. 30,    --------------------------------
   (Dollars in thousands)            1996         1997         1997        1997       1997       1998 (1)     1999(2)    2000 (3)
                                     ----         ----         ----        ----       ----       --------     -------    --------
STATEMENT OF
  INCOME DATA:

  Net sales                        $161,518     $159,613     $72,749      $16,970   $106,168     $303,090     $530,354    $549,656

  Cost of sales                     118,606      113,431      52,096       11,127     76,237      224,548      434,722     454,813
                                   -----------------------------------------------------------------------------------------------

  Gross profit                       42,912       46,182      20,653        5,843     29,931       78,542       95,632      94,843
  Selling, general, and
    Administrative
    Expenses                         15,383       15,649       7,755        1,618      7,947       21,435       34,061      39,176
  Other expenses (4)                      -            -           -            -         10           38        7,502         104
  Amortization  expense                   -            -           -            -      3,900        7,727       11,696      11,641
                                   -----------------------------------------------------------------------------------------------

  Operating income                   27,529       30,533      12,898        4,225     18,074       49,342       42,373      43,922

  Interest expense
    (income), net                      (429)      (1,103)     (1,146)        (116)    10,025       27,208       42,401      47,782
                                   -----------------------------------------------------------------------------------------------
  Income (loss) from continuing
    operations before taxes &
    extraordinary item               27,958       31,636      14,044        4,341      8,049       22,134          (28)     (3,860)

  Provision for
  income taxes                       11,335       12,210       4,563        1,633      3,876       10,650        1,982       1,448
                                   -----------------------------------------------------------------------------------------------

  Income (loss) from continuing
  operations before
  extraordinary item                 16,623       19,426       9,481        2,708      4,173       11,484       (2,010)     (5,308)
  Income (loss) from
  discontinued operations (5)           519          412         234          (29)       193          397          118         165
  Extraordinary item (6)                  -            -           -            -     (1,630)        (392)           -           -
                                   -----------------------------------------------------------------------------------------------

  Net income (loss)                $ 17,142     $ 19,838     $ 9,715      $ 2,679   $  2,736     $ 11,489     $ (1,892)   $ (5,143)
                                   ===============================================================================================

                                                 Predecessor Company
                                  ------------------------------------------------
                                                           Six Months  One Month Five Months         Fiscal Year Ended
                                     Fiscal Year Ended       Ended       Ended     Ended               September 30
                                          March 31,         March 31,  April 30,  Sept. 30,   -------------------------------
   (Dollars in thousands)           1996         1997         1997        1997      1997      1998 (1)    1999(2)    2000 (3)
                                    ----         ----         ----        ----      ----      --------    -------    --------
   BALANCE SHEET
     DATA (AT END
     OF PERIOD):
   Cash and cash                     $238       $10,126       $22,403    $29,046    $20,346     $19,978    $17,368    $19,478
     equivalents

   Working capital                 15,239        28,113        43,707     34,052     40,849      78,186     83,962     86,080

   Total assets                    73,813        82,957        93,869    102,067    358,406     584,309    641,702    666,218

   Total debt                         887           241           134        129    218,314     371,871    428,007    449,607


   Total stockholder's             43,198        54,970        68,857     74,458     47,407      67,922     63,750     58,518
     equity

--------------------------------------------------------------------------------

(1) The amounts include the results of Deeter subsequent to March 30, 1998, the results of Mercer subsequent to April 3, 1998 and the results of Dalton subsequent to September 8, 1998.
(2) The amounts include the results of Cast Alloys subsequent to December 31, 1998.
(3)  The amounts include the results of Gregg subsequent to November 30, 1999.
(4) In 1999, other expenses includes a $6.7 million charge related to the closure of Dalton's Ashland facility.
(5) On October 2, 2000, the Company sold all of the issued and outstanding shares of common stock of Hartley. The results of the operations of Hartley have been reported separately as discontinued operations for all periods presented.
(6) Extraordinary item includes the write off of unamortized deferred financing costs due to the early extinguishment of debt net of tax of $260 and $999, for the year ended September 30, 1998 and the five months ended September 30, 1997, respectively.

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

     The Recent Acquisitions have had a significant impact on the Company's results of operations and financial condition as addressed in the following discussion and analysis. Each of the Recent Acquisitions (other than the ACP acquisition) was accounted for using the purchase method of accounting. These Recent Acquisitions resulted in the recording of goodwill and identifiable intangible assets totaling $141.2 million. These amounts are being amortized over their estimated useful lives, ranging from 5 to 40 years. The Recent Acquisitions have also resulted in a significant increase in the Company's interest expense as a result of a substantially increased level of indebtedness incurred to finance the Recent Acquisitions.

COMPARISON OF FISCAL YEAR ENDED SEPTEMBER 30, 2000 TO FISCAL YEAR ENDED SEPTEMBER 30, 1999

     Net Sales. Net sales for the year ended September 30, 2000 were $549.7 million, which was $19.3 million or 3.6% higher than the year ended September 30, 1999. The increase in net sales resulted from the inclusion of the operating results of Gregg after its acquisition, offset by lower sales volumes in the fourth quarter of fiscal 2000 triggered by a slowdown in the heavy duty truck market.

     Gross Profit. Gross profit for the year ended September 30, 2000 was $94.8 million, a decrease of $0.8 million or 0.8%, as compared to the year ended September 30, 1999. The decrease was from lower operating results at Cast Alloys and a $2.5 million provision for obsolete inventory at Cast Alloys. This was partially offset by the inclusion of the operating results of Gregg after its acquisition on November 30, 1999. Gross profit as a percentage of net sales decreased to 17.3% (17.7% without the $2.5 million provision for obsolete inventory) during the year ended September 30, 2000 from 18.0% for the fiscal year ended September 30, 1999. Gross profit percentage was negatively impacted during the year ended September 30, 2000 by the provision for obsolete inventory and other operating difficulties at Cast Alloys. In addition, the Company has experienced extreme market pressure to reduce pricing on its products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended September 30, 2000 were $39.2 million, an increase of $5.1 million over the $34.1 million for the year ended September 30, 1999. As a percentage of net sales, selling, general and administrative expenses increased from 6.4% for the fiscal year ended September 30, 1999 to 7.1% for the year ended September 30, 2000. The increase in selling, general and administrative expense was due to the inclusion of expenses from Gregg after its acquisition, costs to improve future operations at Cast Alloys and the recognition of severance benefits payable to the former CEO of the Company.

     Amortization of intangible assets. Amortization of intangible assets was $11.6 million for the year ended September 30, 2000, a decrease of $0.1 million, or 0.9%, as compared to the $11.7 million for the year ended September 30, 1999. The decrease is due to the decreased amortization of certain identifiable intangible assets, which were fully amortized in the year ended September 30, 1999.

     Other expenses. During the year ended September 30, 1999, a restructuring charge of $6.7 million was recorded to exit the Company's operations at its Ashland, Ohio facility. The decision to close the facility was made due to recurring operating losses by the Ashland division over the past several years. Of the $6.7 million charge, $6.0 million was a non-cash charge for impairment of assets and $.7 million was cash outlays for exit activity costs which were paid during the year ended September 30, 2000. Also included in other expenses for the years ended September 30, 2000 and 1999 are losses of $0.1 and $0.8 million, respectively, for the disposal of assets in the ordinary course of business.

     Operating Income. Operating income was $43.9 million for the year ended September 30, 2000, an increase of $1.5 million or 3.5% from the year ended September 30, 1999. The increase in operating income was caused by the $6.7 million charge related to the closing of the Ashland facility in 1999, with no corresponding charge for the year ended September 30, 2000. This was partially offset by higher selling, general and administrative expenses as noted above. As a percentage of net sales, operating income remained at 8.0% for the years ended September 30, 2000 and 1999.

     Net Interest Expense. Net interest expense increased from $42.4 million for the year ended September 30, 1999 to $47.8 million for the year ended September 30, 2000. The increased interest expense resulted from interest on the drawings under the Company's Senior Bank Facilities to finance the Gregg acquisition. In addition, the Senior Subordinated Notes used to finance the Cast Alloys acquisition were outstanding for the entire year ended September 30, 2000.

     Provision for Income Taxes. The provision for income taxes for the year ended September 30, 2000 is higher than the amount computed by applying the statutory rate of approximately 40% to income before income taxes mainly due to the amortization of goodwill, which is not deductible for income tax purposes.

     Income from discontinued operations. Income from discontinued operations includes the results of operations of Hartley, which was sold on October 2, 2000. The results are comparable for the years ended September 30, 1999 and 1998.

COMPARISON OF FISCAL YEAR ENDED SEPTEMBER 30, 1999 TO FISCAL YEAR ENDED SEPTEMBER 30, 1998

Net Sales. Net sales for the year ended September 30, 1999 were $530.4 million, which was $227.3 million or 75.0% higher than the year ended September 30, 1998. The Acquired Subsidiaries accounted for an increase of $225.0 million in net sales. Net sales of municipal castings increased by $9.1 million or 11.7% due primarily to a strong economy in the upper Midwest and market share gains in strategic focus areas of the East and Southwest. Net sales of industrial castings decreased by $6.5 million or 5.2% as the continued strength of the heavy duty truck market was more than offset by sharply lower demand in the agricultural business.

     Gross Profit. Gross profit for the year ended September 30, 1999 was $95.6 million, an increase of $17.1 million or 21.8%, as compared to the year ended September 30, 1998. The increase of $14.8 million was due to the inclusion of the operating results of the Acquired Subsidiaries excluding ACP after their acquisition. The remaining margin improvement was due to favorable pricing for certain raw materials and improved efficiency in plant operations. Gross profit as a percentage of net sales decreased to 18.0% during the year ended September 30, 1999 from 25.9% for the fiscal year ended September 30, 1998. Gross profit was negatively impacted by a strike at Mercer, which began in April, 1999 and was settled in July, 1999. In addition, Cast Alloys had a negative gross margin for the first four months (January 1999 through April 1999) after its acquisition.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended September 30, 1999 were $34.1 million, an increase of $12.7 million over the $21.4 million for the year ended September 30, 1998. The majority of the increase in selling, general and administrative expense was due to the inclusion of $10.3 million of expenses from the Acquired Subsidiaries. The remainder of the increase was due to higher acquisition expenses. As a percentage of net sales, selling, general and administrative expenses decreased from 7.1% for the year ended September 30, 1998 to 6.4% for the year ended September 30, 1999. The percentage decrease was due to expenses being spread over a larger volume base with the inclusion of the Acquired Subsidiaries' operating results.

     Amortization of intangible assets. Amortization of intangible assets was $11.7 million for the year ended September 30, 1999, an increase of $4.0 million, or 51.9%, as compared to the $7.7 million for the year ended September 30, 1998. The increase is due to the increased amortization from goodwill and identifiable intangible assets from the Acquired Subsidiaries, excluding ACP.

     Other expenses. During the year ended September 30, 1999, a restructuring charge of $6.7 million was recorded to exit the Company's operations at its Ashland, OH facility. The decision to close the facility was made due to recurring operating losses by the Ashland division over the past several years. Of the $6.7 million charge, $6.0 million is a non-cash charge for impairment of assets and $.7 million was cash outlays for exit activity costs paid during the year ended September 30, 2000. Also included in other expenses for the year ended September 30, 1999 is a loss of $.8 million for the disposal of assets in the ordinary course of business.

     Operating Income. Operating income was $42.4 million for the year ended September 30, 1999, a decrease of $6.9 million or 14.0% from the year ended September 30, 1998. The decrease in operating income was caused by a $6.7 million charge related to the closing of the Ashland facility and increased amortization expense. This was partially offset by the inclusion of the operating results of the Acquired Subsidiaries. As a percentage of net sales, operating income decreased from 16.3% for the year ended September 30, 1998 to 8.0% for the year ended September 30, 1999.

     Net Interest Expense. Net interest expense increased from $27.2 million for the year ended September 30, 1998 to $42.4 million for the year ended September 30, 1999. The increased interest expense resulted from the drawings under the Company's Senior Bank Facilities to finance the Mercer, Deeter, Dalton, and ACP acquisitions, which were outstanding for the entire year ended September 30, 1999. In addition, interest was incurred on the Senior Subordinated Notes issued to finance the Cast Alloys acquisition.

     Provision for Income Taxes. The provision for income taxes for the year ended September 30, 1999 is higher than the amount computed by applying the statutory rate of approximately 40% to income before income taxes mainly due to the amortization of goodwill, which is not deductible for income tax purposes.

     Income from discontinued operations. Income from discontinued operations includes the results of operations of Hartley, which was sold on October 2, 2000. The results are comparable for the years ended September 30, 1999 and 1998.

     Extraordinary Item. During the year ended September 30, 1998, the Company recorded an extraordinary loss of $0.4 million (which is net of an income tax benefit of $0.3 million) for the write-off of unamortized deferred financing costs in connection with the repayment in full of indebtedness of ACP prior to its scheduled maturity.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has outstanding $282.0 million principal of 11 1/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"). In addition, the Company has entered into a credit agreement (the "Senior Bank Facility" or "Credit Agreement") providing for term loans, an Acquisition Loan Facility and a Revolving Credit Facility of up to $50.0 million. At September 30, 2000, there are no borrowings outstanding on the Revolving Credit Facility, $27.3 million principal amount outstanding on the Acquisition Loan Facility and $135.7 million principal amount outstanding under the term loans.

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

     For the years ended September 30, 2000, 1999 and 1998, capital expenditures were $19.3 million, $41.6 million, and $13.1 million, respectively. During the years ended September 30, 2000 and 1999, the Company incurred additional capital expenditures of $13.3 million and $1.1 million, respectively, which the Company financed by entering into capital leases. The increased capital expenditures for the year ended September 30, 1999 included normal capital expenditures at Neenah of $7.2 million and significant expenditures for updating of molding machines, melt and sand systems and purchase of an R&D facility at certain subsidiaries.

     The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under its Senior Bank Facilities. Net cash from operating activities for the years ended September 30, 2000 and 1999 was $29.5 million and $31.1 million, respectively. The decrease was due to decreased operating income (before amortization and restructuring charges), partially offset by improved control of accounts receivable balances. Cast Alloys recorded a non-cash charge of $2.5 million in the year ended September 30, 2000 to write off obsolete inventory. Net cash from operating activities for the year ended September 30, 1999 was $31.1 million, an increase of $6.9 million from $24.2 million for the year ended September 30, 1998, primarily as a result of an increase in operating income (before amortization and restructuring charges) from the inclusion of the Acquired Subsidiaries.

     The Company believes that cash generated from operations and existing revolving lines of credit under the Senior Bank Facilities will be sufficient to meet its normal operating requirements, including working capital needs and interest payments on the Company's outstanding indebtedness.

     Amounts under the $50 million Revolving Credit Facility may be used for working capital and general corporate purposes, subject to certain limitations under the Senior Bank Facilities. The Company believes that such resources, together with the potential future use of debt or equity financing, will allow the Company to pursue its strategic goal of growth and increased earnings.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative, hedging or trading purposes.

     Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Senior Bank Facilities. If market interest rates for such borrowings averaged 1% more during the fiscal year ended September 30, 2001 than they did during fiscal 2000, the Company's interest expense would increase, and income before income taxes would decrease by approximately $1.6 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedules are listed in Part IV Item 14 of this Form 10-K.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information as of September 30, 2000, with respect to the persons who are members of the Board of Directors and executive officers.

        Name               Age                   Position
James K. Hildebrand        64    Former Chairman of the Board and Chief Executive Officer
William M. Barrett         53    President and Chief Executive Officer
Gary W. LaChey             54    Corporate Vice President - Finance
Charles M. Kurtti          63    Executive Vice President
Phillip C. Zehner          58    Vice President, Secretary and Treasurer
Brenton F. Halsey          71    Director
David F. Thomas            50    Director
John D. Weber              36    Director


     Mr. Hildebrand was Chairman of the Board and Chief Executive Officer of ACP Holding Company, a position he held from May 1, 1997 until his retirement on May 15, 2000. Mr. Hildebrand had been President and Chief Executive Officer of Advanced Cast Products, Inc. from 1988 to 1997. Previously, he served as President of the Cast Products Group of Amcast Industrial Corp.

     Mr. Barrett is President and Chief Executive Officer of the Company, a position he has held since May 15, 2000. Mr. Barrett joined the Company in 1992 serving as General Sales Manager - Industrial Castings until May 1, 1997. Mr. Barrett was Vice President and General Manager from May 1, 1997 to September 30, 1998 and President from October 1, 1998 to April 30, 2000. From 1985 to 1992, Mr. Barrett was the Vice President - Sales for Harvard Industries Cast Products Group.

     Mr. LaChey is Corporate Vice President - Finance of the Company, a position he has held since June 1, 2000. Mr. LaChey joined the Company in 1971, serving in a variety of positions of increasing responsibility in the finance department. Mr. LaChey was most recently Vice President - Finance, Treasurer and Secretary of the Company.

     Mr. Kurtti is Executive Vice President of the Company, a position he has held since July 2000. Mr. Kurtti joined the Company in 1976 as a salesman. Mr. Kurtti has served as Director of Marketing, Director of Purchasing - Engineering, Director - Manufacturing and Engineering and Vice President - Manufacturing and Engineering.

     Mr. Zehner is Vice President, Secretary and Treasurer for the Company, a position he has held since June 1, 2000. Mr. Zehner joined the Company in 1974, serving in a variety of positions of increasing responsibility in the finance department.

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

ITEM 11.     Executive Compensation

     The compensation of executive officers of the Company is determined by the Board of Directors of the Company. The following table sets forth information concerning compensation received by the officers of the Company for services rendered in the fiscal years ended September 30, 2000, 1999 and 1998.



                                                                                          Long-Term Compensation
                                         Annual Compensation                              ----------------------
   Name and Principal         Fiscal     -------------------       Other Annual      Options/      LTIP       All Other
        Position               Year     Salary       Bonus       Compensation(1)     SARs(#)      Payouts    Compensation
        --------               ----     ------       -----       ---------------     -------      -------    ------------
James K. Hildebrand            2000    $500,000     $253,344             $38,010       --            --           --
   Former Chairman             1999     500,000      304,000              36,605
   and Chief                   1998     120,000       84,000              34,107
   Executive Officer

William M. Barrett             2000     275,000      160,738              31,866       --            --           --
   President and Chief         1999     240,629      140,000              30,271
   Executive Officer           1998     148,500       85,575              31,490

Gary W. LaChey                 2000     200,000      106,120              31,452       --            --           --
   Corporate Vice              1999     175,000      122,500              29,909
   President - Finance         1998     145,345       86,980              31,469

Charles M. Kurtti              2000     167,500       87,549              32,743       --            --           --
   Executive Vice              1999     150,100       97,020              31,063
   President                   1998     137,500       80,850              34,510

Phillip C. Zehner              2000     109,200       37,459              29,021       --            --           --
   Vice President,             1999      99,450       25,535              17,343
   Secretary and               1998      86,200        7,000              16,115
   Treasurer


Mark A. Clark                  2000     270,948      200,000              37,849       --            --           --
   President and Chief         1999     270,131       50,000              39,922
   Operating Officer-          1998     256,256       92,000              44,232
   Mercer Forge



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

     The outstanding common units of ACP Products, L.L.C. consist of 95,000 Class A-3 Common Units (the "Class A Common Units"), 936,735 Class B-3 Common Units (the "Class B Common Units") and 132,937 Class C-3 Common Units (the "Class C Common Units"), and together with the Class A "Common Units" and the Class B Common Units, the "Common Units"). Holders of Class A Common Units are entitled to one vote per Class A Common Unit on all matters to be voted upon by the holders of Class A Common Units. Holders of Class C Common Units are entitled to a number of votes per Class C Common Unit based on the total number of Class C Common Units outstanding, on all matters to be voted upon by the holders of Class C Common Units. Holders of Class B Common Units have no right to vote on any matters to be voted on by holders of Common Units. Holders of Class B Common Units may elect at any time to convert any or all of such Units into Class A Common Units, on a Common Unit-for-Common-Unit basis.

      Set forth below is certain information regarding the beneficial ownership as of September 30, 2000 of Class A Common Units and Class C Common Units, respectively, by each person who beneficially owns 5.0% or more of the outstanding Class A Common Units or Class C Common Units, each director and Named Executive Officer and all directors and Named Executive Officers as a group. Except as indicated below, the address for each of the persons listed below is c/o Neenah Foundry Company, 2121 Brooks Avenue, Box 729, Neenah, Wisconsin 54957.

--------------------------------------------- --------------- -------------- -------------- -------------- -------------
                                                 Number of        Number of    Percentage     Percentage     Percentage
                                                Voting Class    Voting Class   of Voting      of Voting      of Voting
NAME AND ADDRESS OF BENEFICIAL OWNER           A Common Units     C Common      Class A        Class C         Common
                                                                   Units      Common Units   Common Units      Units
--------------------------------------------- --------------- -------------- -------------- -------------- -------------
Citicorp Venture Capital, Ltd. (1) (2)                81,000             --         85.26%            --        35.54%
399 Park Avenue
New York, New York  10043
--------------------------------------------- --------------- -------------- -------------- -------------- -------------
Metropolitan Life Insurance Company (1)                5,000             --          5.26%            --         2.19%
One Madison Avenue
New York, New York  10010
--------------------------------------------- --------------- -------------- -------------- -------------- -------------
James K. Hildebrand                                       --         34,137            --          25.68%       14.98%
--------------------------------------------- --------------- -------------- -------------- -------------- -------------
Executive Officers (1)                                    --         64,000            --          48.10%       28.08%
--------------------------------------------- --------------- -------------- -------------- -------------- -------------
David F Thomas (1) (3)                                84,167             --         88.60%            --        36.93%
--------------------------------------------- --------------- -------------- -------------- -------------- -------------
John D. Weber (1) (3)                                 81,169             --         85.44%            --        35.61%
--------------------------------------------- --------------- -------------- -------------- -------------- -------------
Directors and named executive officers as a
group                                                 89,336         64,000         94.04%         48.10%       35.61%
--------------------------------------------- --------------- -------------- -------------- -------------- -------------


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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH ACP HOLDINGS

     ACP Products, L.L.C. holds all of the issued and outstanding shares of capital stock of ACP Holdings. ACP Holdings is the parent company of NFC Castings, Inc., and thus ACP Holdings indirectly owns 100% of the Common Stock of the Company. William M. Barrett, who serves as the President and Chief Executive Officer of the Company, currently serves as President and Chief Executive Officer of ACP Holdings.

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

CONTRIBUTION OF ACP CAPITAL STOCK

     On September 8, 1998, the capital stock of ACP was contributed to the Company by ACP Holdings. In connection with the contribution, the Company assumed $14.6 million of indebtedness of ACP, which was refinanced through borrowings of Tranche A Loans. In connection with the contribution of the capital stock of ACP to the Company, (i) NFC Castings, Inc. issued a $4.2 million senior subordinated note to CVC in exchange for a $4.2 million current pay obligation of ACP to CVC and (ii) $6.7 million of outstanding subordinated debt of ACP to ACP Holdings and NFC Castings, Inc. was contributed to the capital of ACP.

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

EMPLOYMENT AGREEMENTS

     The Company, ACP, ACP Holdings and ACP Products, L.L.C. entered into an executive employment and consulting agreement with James K. Hildebrand dated as of September 15, 1998. Such agreement provided for (I) an initial term of employment until September 30, 2001 after which, barring termination by the Company under certain circumstances (including gross negligence, willful misconduct and commission of certain crimes), Mr. Hildebrand will serve as a consultant to the Company for a period of two years with automatic renewal, subject to earlier termination notice by either party, for successive one year periods up to an additional three years; (ii) a minimum base salary of $500,000 and a bonus to be calculated based on achieved EBITDA performance so long as Mr. Hildebrand is employed by the Company; (iii) severance benefits; (iv) non-competition, non-solicitation and confidentiality agreements; (v) an option to purchase certain common membership units of ACP Products L.L.C.; and (vi) other terms and conditions of Mr. Hildebrand's employment including health benefits. Mr. Hildebrand resigned his position in May, 2000. At that time, the Company recorded severance benefits payable to Mr. Hildebrand under the terms of the above agreement.

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

Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                        Page
(a)  (1) Consolidated Financial Statements of Neenah Foundry Company


            Report of Ernst & Young LLP, Independent Auditors                            45

            Consolidated Balance Sheets                                                  46

            Consolidated Statements of  Operations                                       48

            Consolidated Statements of Changes in Stockholder's Equity                   49

            Consolidated Statements of Cash Flows                                        50

            Notes to Consolidated Financial Statements                                   52

(2)      Financial Statements Schedules

            Report of Ernst & Young LLP, Independent Auditors                            82

            Schedule II - Valuation and Qualifying Accounts of Neenah Foundry Company    83


Schedules I, III, IV, and V are omitted since they are not applicable or not required under the rules of Regulation S-X.

(b) Reports on Form 8-K.

            The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

(c) Exhibits

            See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Neenah, State of Wisconsin, on December 22, 2000.


                                          NEENAH FOUNDRY  COMPANY


                                          (Registrant)

                                                 /s/Gary W. LaChey
                                          ----------------------------------
                                                    Gary W. LaChey
                                          Corporate Vice President - Finance


                                          (Principal Financial and  Principal
                                                 Accounting  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 22, 2000, by the following persons on behalf of the registrant and in the capacities indicated.

     /s/William M. Barrett                          /s/ Brenton F. Halsey
------------------------------------         -----------------------------------
        William M. Barrett                             Brenton F. Halsey
          President and                                     Director
    Chief Executive Officer
 (Principal Executive Officer)

     /s/ David F. Thomas                             /s/ Gary W. LaChey
------------------------------------         -----------------------------------
        David F. Thomas                                 Gary W. LaChey
          Director                           Corporate Vice President - Finance
                                             (Principal Financial and  Principal
                                                    Accounting  Officer)
     /s/ John D. Weber
------------------------------------
         John D. Weber
           Director

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

   4.7 Indenture dated as of July 1, 1997 among Neenah Corporation, Neenah Foundry Company, Neenah Transport, Inc., Hartley Controls Corporation and United States Trust Company of New York. **
   4.8 Purchase Agreement dated as of June 26, 1997 among Neenah Corporation, Neenah Foundry Company, Hartley Controls Corporation, Neenah Transport, Inc. and Chase Securities Inc. **
   4.9 Exchange and Registration Rights Agreement dated as of July 1, 1997 by and between Neenah Corporation, Neenah Foundry Company, Hartley Controls Corporation, Neenah Transport, Inc. and Chase Securities, Inc. **
   4.10 Form of Global Note related to the Indenture dated as of July 1, 1997. **
   4.11 Indenture dated as of November 24, 1998 among Neenah Foundry Company, Neenah Transport, Inc., Hartley Controls Corporation, the Guarantors and United States Trust Company of New York. ****
   10.1 Master Lease Agreement between Neenah Foundry Company and Bank One Leasing Corporation dated December 14, 1992. **
   10.2 Agreement between Neenah Foundry Company and Rockwell International Corporation effective April 1, 1995. **
   10.3 Letter Agreement between Neenah Foundry Company and Eaton Corporation dated April 4, 1996.**
   10.4      (Intentionally omitted).
   10.5 1999-2001 Collective Bargaining Agreement between Neenah Foundry Company and Local 121B Glass, Molders, Pottery, Plastics and Allied Workers International Union AFL-CIO-CLC. *****
   10.6 1998-2000 Collective Bargaining Agreement between Neenah Foundry Company and The Independent Patternmakers Union of Neenah, Wisconsin. ***
   10.7 Credit Agreement dated as of April 30, 1997 as Amended and Restated as of September 12, 1997, as of April 3, 1998, and as of September 8, 1998 by and among Neenah Foundry Company, NFC Castings, Inc., the Chase Manhattan Bank as Administrative Agent, Chase Securities, Inc. as Arranger and the other Lenders from time to time party thereto (incorporated by reference to the Company's Form 8-K filed on September 21, 1998.)
   10.8 Employment Agreement dated September 9, 1994 between the Neenah Corporation, Neenah Foundry Company, Harley Controls Corporation, Neenah Transport, Inc. and James P. Keating, Jr.**
   10.9 Consulting Agreement dated September 9, 1994 between the Neenah Foundry Company and the Guarantors and James P. Keating, Jr. **
   10.10 First Amendment to Employment Agreement, dated September 9, 1994, between Neenah Foundry Company, Neenah Corporation, Hartley Controls Corporation and James P. Keating, Jr. **
   10.11 Pledge Agreement dated as of April 30, 1997, among NC Merger Company, a Wisconsin Corporation, NFC Castings, Inc., a Delaware Corporation. **
   10.12 Subsidiary Guarantee Agreement dated as of April 30, 1997, among each of the subsidiaries listed of NC Merger Company, a Wisconsin corporation, and The Chase Manhattan Bank, a New York banking corporation, as collateral agent for the secured parties. **
   10.13 Parent Guarantee Agreement dated as of April 30, 1997, between NFC Castings, Inc., a Delaware corporation and The Chase Manhattan Bank, a New York banking corporation, as collateral agent for the secured parties. **
   10.14 Security Agreement dated as of April 30, 1997, among NC Merger Company, a Wisconsin corporation, each subsidiary of the borrower and The Chase Manhattan Bank, a New York banking corporation, as collateral agent for the secured parties. **
   10.15     Form of Mortgage. **

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

   ----
   ** Incorporated by reference to the Company's Form S-4 (Registration No. 333-28751) which became effective August 29, 1997.
  *** Incorporated by reference to the Company's Form 10-K (Registration No. 332-28751) which was filed December 23, 1998.
 **** Incorporated by reference to the Company's Form S-4 (Registration No. 333-72455) which became effective May 13, 1999.
***** Incorporated by reference to the Company's Form 10-K (Registration No. 333-28751) which was filed December 28, 1999.

                                CONSOLIDATED FINANCIAL
                                STATEMENTS

                                NEENAH FOUNDRY COMPANY

                                Years ended September 30, 2000,
                                1999 and 1998

                             Neenah Foundry Company

                        Consolidated Financial Statements

                  Years ended September 30, 2000, 1999 and 1998




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

                         Report of Independent Auditors


Board of Directors
Neenah Foundry Company

We have audited the accompanying consolidated balance sheets of Neenah Foundry Company (the Company) as of September 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                        Ernst & Young LLP


November 3, 2000

                             Neenah Foundry Company

                           Consolidated Balance Sheets
               (In Thousands, Except Share and per Share Amounts)

                                                                                   SEPTEMBER 30
                                                                               2000             1999
                                                                         ----------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                $  19,478         $ 17,368
   Accounts receivable, less allowance for doubtful
     accounts of $1,001 in 2000 and $1,020 in 1999                             72,873           77,696
   Inventories                                                                 65,119           56,387
   Refundable income taxes                                                        167                -
   Deferred income taxes                                                        2,748            3,534
   Other current assets                                                         6,131            5,223
                                                                         ----------------------------------
Total current assets                                                          166,516          160,208




Property, plant and equipment:
   Land                                                                         6,456            5,647
   Buildings and improvements                                                  31,992           24,653
   Machinery and equipment                                                    224,252          181,078
   Patterns                                                                    27,458           26,950
   Construction in progress                                                     5,404           16,917
                                                                         ----------------------------------
                                                                              295,562          255,245
   Less accumulated depreciation                                               67,323           46,441
                                                                         ----------------------------------
                                                                              228,239          208,804



Deferred financing costs, net of accumulated amortization
   of $4,484 in 2000 and $2,781 in 1999                                         8,748           10,451
Identifiable intangible assets, net of accumulated
   amortization of $16,834 in 2000 and $10,700 in 1999                         62,018           62,852
Goodwill, net of accumulated amortization of $17,067 in
   2000 and $11,560 in 1999                                                   191,557          190,469
Other assets                                                                    9,140            8,918
                                                                         ----------------------------------
                                                                              271,463          272,690
                                                                         ----------------------------------
                                                                             $666,218         $641,702
                                                                         ==================================

                                                                                SEPTEMBER 30
                                                                           2000            1999
                                                                      ---------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                    $  31,172        $  31,151
   Income taxes payable                                                        -            1,129
   Accrued wages and employee benefits                                    16,170           14,560
   Accrued interest                                                       13,881           13,678
   Other accrued liabilities                                               5,782           10,394
   Current portion of long-term debt                                      11,280            5,065
   Current portion of capital lease obligations                            2,151              269
                                                                      ---------------------------------
Total current liabilities                                                 80,436           76,246

Long-term debt                                                           438,327          422,942
Capital lease obligations                                                 10,143              945
Deferred income taxes                                                     66,046           64,237
Postretirement benefit obligations                                         6,118            5,641
Other liabilities                                                          6,630            7,941
                                                                      ---------------------------------
Total liabilities                                                        607,700          577,952

Commitments and contingencies

Stockholder's equity:
   Preferred stock, par value $100 per share; authorized
     3,000 shares; no shares issued or outstanding                             -                -
   Common stock, Class A (voting), par value $100 per
     share; authorized 1,000 shares; issued and outstanding,
     1,000 shares                                                            100              100
   Common stock, Class B (nonvoting), par value $100 per
     share; authorized 10,000 shares; no shares issued or
     outstanding                                                               -                -
   Capital in excess of par value                                         51,317           51,317
   Retained earnings                                                       7,190           12,333
   Accumulated other comprehensive loss                                      (89)               -
                                                                      ---------------------------------
Total stockholder's equity                                                58,518           63,750
                                                                      ---------------------------------
                                                                       $ 666,218        $ 641,702
                                                                      =================================

                             Neenah Foundry Company

                      Consolidated Statements of Operations
                                 (In Thousands)

                                                            YEAR ENDED SEPTEMBER 30
                                                2000                 1999                 1998
                                       ---------------------------------------------------------------
Net sales                                    $549,656             $530,354             $303,090
Cost of sales                                 454,813              434,722              224,548
                                       ---------------------------------------------------------------
Gross profit                                   94,843               95,632               78,542

Selling, general and administrative
  expenses                                     39,176               34,061               21,435
Amortization expense                           11,641               11,696                7,727
Restructuring charge                                -                6,713                    -
Loss on disposal of equipment                     104                  789                   38
                                       ---------------------------------------------------------------
Operating income                               43,922               42,373               49,342

Other income (expense):
   Interest expense                           (48,760)             (43,803)             (28,096)
   Interest income                                978                1,402                  888
                                       ---------------------------------------------------------------
Income (loss) from continuing
   operations before income taxes
   and extraordinary item                      (3,860)                 (28)              22,134
Provision for income taxes                      1,448                1,982               10,650
                                       ---------------------------------------------------------------
Income (loss) from continuing
   operations before extraordinary
   item                                        (5,308)              (2,010)              11,484
Income from discontinued
   operations net of income taxes of
   $152 in 2000, $82 in 1999 and
   $272 in 1998                                   165                  118                  397
Extraordinary item, net of income
   tax benefit $260 in 1998                         -                    -                 (392)
                                       ---------------------------------------------------------------
Net income (loss)                            $ (5,143)            $ (1,892)            $ 11,489
                                       ===============================================================



See accompanying notes.

                             Neenah Foundry Company

           Consolidated Statements of Changes in Stockholder's Equity
                                 (In Thousands)


See accompanying notes.


                                                                        Common Stock
                                                                 ----------------------------
                                                       Preferred                                 Capital in Excess     Retained
                                                         Stock        Class A        Class B       of Par Value        Earnings
                                                     ------------- ------------- -------------- ------------------  -------------
Balance at September 30, 1997                         $   --        $    100         $  --          $ 44,571         $  2,736
   Additional capital contributions                       --              --            --            10,596               --
   Components of comprehensive income:
     Net income                                           --              --            --                --           11,489
     Pension liability adjustment, net of tax
       effect of $1,048                                   --              --            --                --               --

   Total comprehensive income
                                                     -------------  ------------- -------------   -------------     -------------
Balance at September 30, 1998                             --             100            --            55,167           14,225
   Return of fiscal 1998 capital contribution             --              --            --            (3,850)              --
   Components of comprehensive loss:
     Net loss                                             --              --            --                --           (1,892)
     Pension liability adjustment, net of tax
       effect of $1,048                                   --              --            --                --               --


   Total comprehensive loss
                                                     -------------  ------------- -------------   -------------     -------------
Balance at September 30, 1999                             --             100            --            51,317           12,333
   Components of comprehensive loss:
     Net loss                                             --              --            --              --             (5,143)
     Pension liability adjustment, net of tax
       effect of $60                                      --              --            --              --                 --


   Total comprehensive loss
                                                     -------------  ------------- -------------   -------------     -------------
Balance at September 30, 2000                         $   --        $    100         $  --          $ 51,317         $  7,190
                                                     =============  ============= =============   =============     =============




                                                      Accumulated
                                                         Other
                                                     Comprehensive
                                                         Loss           Total
                                                     -------------  -------------

Balance at September 30, 1997                         $     --      $   47,407
   Additional capital contributions                         --          10,596
   Components of comprehensive income:
     Net income                                             --          11,489
     Pension liability adjustment, net of tax
       effect of $1,048                                 (1,570)         (1,570)
                                                                    -------------
   Total comprehensive income                                            9,919
                                                     -------------  -------------
Balance at September 30, 1998                           (1,570)         67,922
   Return of fiscal 1998 capital contribution               --          (3,850)
   Components of comprehensive loss:
     Net loss                                               --          (1,892)
     Pension liability adjustment, net of tax
       effect of $1,048                                  1,570           1,570
                                                     -------------  -------------

   Total comprehensive loss                                               (322)
                                                                    -------------
Balance at September 30, 1999                               --          63,750
   Components of comprehensive loss:
     Net loss                                               --          (5,143)
     Pension liability adjustment, net of tax
       effect of $60                                       (89)            (89)
                                                                    -------------
   Total comprehensive loss                                             (5,232)
                                                     -------------  -------------
Balance at September 30, 2000                         $    (89)     $   58,518
                                                     =============  =============

                             Neenah Foundry Company

                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                    YEAR ENDED SEPTEMBER 30
                                                                2000         1999         1998
                                                           ----------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                           $  (5,143)   $  (1,892)   $  11,489
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Extraordinary item                                            --           --          652
     Provision for obsolete inventory                           2,500           --           --
     Provision for impairment of assets                            --        6,030           --
     Depreciation                                              28,112       23,990       11,927
     Amortization of identifiable intangible assets
       and goodwill                                            11,641       11,696        7,727
     Amortization of deferred financing costs and
       premium on notes                                         1,082        1,011          713
     Loss on disposal of property, plant and
       equipment                                                  104          789           38
     Deferred income taxes                                       (358)      (8,248)      (2,437)
     Other                                                         --           --           41
     Changes in operating assets and liabilities:
       Accounts receivable                                      8,558       (2,977)      (3,926)
       Inventories                                             (7,759)      (1,028)         812
       Other current assets                                      (378)         684         (715)
       Accounts payable                                        (3,842)      (5,217)        (158)
       Income taxes                                            (1,183)       1,504       (5,050)
       Accrued liabilities                                     (3,924)       4,452        4,198
       Postretirement benefit obligations                         477          421          341
       Other liabilities                                         (405)        (110)      (1,416)
                                                           ----------------------------------------
Net cash provided by operating activities                      29,482       31,105       24,236

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired               (29,502)     (40,824)    (169,109)
Purchase of property, plant and equipment                     (19,268)     (41,643)     (13,117)
Proceeds from sale of property, plant and equipment             2,381           --           --
Other                                                            (936)        (780)          58
                                                           ----------------------------------------
Net cash used in investing activities                         (47,325)     (83,247)    (182,168)

                             Neenah Foundry Company

                                 (In Thousands)

                                                                     YEAR ENDED SEPTEMBER 30
                                                              2000             1999            1998
                                                         -------------------------------------------------
FINANCING ACTIVITIES
Proceeds from long-term debt                                $29,750          $ 90,405        $175,987
Payments on long-term debt and capital lease
  obligations                                                (9,797)          (33,607)        (15,753)
Return of capital contribution                                    -            (3,850)              -
Debt issuance costs                                               -            (3,236)         (2,850)
                                                         -------------------------------------------------
Net cash provided by financing activities                    19,953            49,712         157,384
                                                         -------------------------------------------------

Increase (decrease) in cash and cash equivalents              2,110            (2,430)           (548)
Cash and cash equivalents at beginning of period             17,368            19,798          20,346
                                                         -------------------------------------------------
Cash and cash equivalents at end of period                  $19,478          $ 17,368        $ 19,798
                                                         =================================================

Supplemental disclosures of cash flow information:
    Cash paid for:
     Interest                                               $47,475          $ 38,961        $ 25,994
     Income taxes                                             3,141             8,656          16,340

                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements

                               September 30, 2000
                                 (In Thousands)


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Neenah Foundry Company (Neenah), and together with its subsidiaries (the Company) manufactures gray and ductile iron castings for sale to industrial and municipal customers. Industrial castings are custom-engineered and are produced for customers in several industries, including the medium and heavy-duty truck components, farm equipment, heating, ventilation and air-conditioning industries. Municipal castings include manhole covers and frames, storm sewer frames and grates, trench drain systems, tree grates and specialty castings for a variety of applications and are sold principally to state and local government entities, utility companies and contractors. The Company's sales generally are unsecured.

Neenah has the following subsidiaries, all of which are wholly owned: Neenah Transport, Inc. (Transport); Hartley Controls Corporation (Hartley)-see Note 12; Deeter Foundry, Inc. (Deeter); Mercer Forge Corporation and subsidiaries (Mercer); Dalton Corporation and subsidiaries (Dalton); Advanced Cast Products, Inc. (ACP); Cast Alloys, Inc. and subsidiaries (Cast Alloys); and Gregg Industries, Inc. (Gregg). Transport is a common and contract carrier licensed to operate in the continental United States. The majority of Transport's revenues are derived from transport services provided to the Company. Hartley designs and manufactures customized sand control systems for the foundry industry. Deeter manufactures gray iron castings for the municipal market and special application construction castings which are used in waste treatment plants, airports, telephone and electrical construction projects. Mercer manufactures forged components for use in transportation, railroad, mining and heavy industrial applications and microalloy forgings for use by original equipment manufacturers and industrial end users. Dalton manufactures gray iron castings for refrigeration systems, air conditioners, heavy equipment, engines, gear boxes, stationary transmissions, heavy duty truck transmissions and other automotive parts. ACP manufactures ductile and malleable iron castings for use in various industrial segments, including heavy truck, construction equipment, railroad, mining and automotive. Cast Alloys manufactures investment-cast titanium and stainless steel golf club heads for the golf industry. Gregg manufacturers gray and ductile iron castings for industrial and commercial use.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, consisting entirely of Euro-Dollar investments, totaled $15,000 and $15,500 at September 30, 2000 and 1999, respectively. The cost of these investments approximates fair value at September 30, 2000 and 1999.

INVENTORIES

Inventories are stated at the lower of cost or market. The cost of inventories for Neenah and Dalton is determined on the last-in, first-out (LIFO) method for substantially all inventories except supplies, for which cost is determined on the first-in, first-out (FIFO) method. The cost of inventories for Deeter, Mercer, Cast Alloys, ACP and Gregg is determined on the FIFO method. LIFO inventories comprise 42% and 45% of total inventories at September 30, 2000 and 1999, respectively.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is provided over the estimated useful lives of the respective assets, using the straight-line method.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Property, plant and equipment, identifiable intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

REVENUE RECOGNITION

The Company recognizes revenue when each of the following four criteria are met:
1) a sales arrangement exists; 2) products have been shipped and title transferred; 3) the price of the product is determinable; and 4) collectibility is reasonably assured.

ADVERTISING COSTS

Advertising costs are expensed as incurred, and amounted to $636, $854 and $662 for the years ended September 30, 2000, 1999 and 1998.

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

FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The following presents the carrying amounts and estimated fair values of such instruments:

                                   SEPTEMBER 30, 2000           SEPTEMBER 30, 1999
                              ----------------------------------------------------------
                                Carrying         Fair         Carrying         Fair
                                 Amount          Value         Amount         Value
                              -------------- -------------- -------------- -------------
Cash and cash equivalents       $ 19,478       $ 19,478       $ 17,368       $ 17,368
Accounts receivable               72,873         72,873         77,696         77,696
Accounts payable                  31,172         31,172         31,151         31,151
Long-term debt                   449,607        380,656        428,007        406,857
Capital lease obligations         12,294         12,294          1,214          1,214

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

                             Neenah Foundry Company

                                 (In Thousands)


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

On September 8, 1998, Neenah purchased Dalton, a manufacturer of gray iron castings, for $100,930 (including direct costs of $601 and net of $1,679 of acquired cash). The acquisition of Dalton was financed through borrowings under the Tranche B term loan and the Acquisition Loan Facility.

On December 31, 1998, Neenah purchased Cast Alloys, a manufacturer of investment-cast titanium and stainless steel golf club heads, for $40,824 in cash (including direct costs of $1,206, and net of $488 of acquired cash). The acquisition of Cast Alloys was financed by the issuance of the Company's 11-1/8% Series F Senior Subordinated Notes.

On November 30, 1999, the Company purchased Gregg, a manufacturer of gray and ductile iron castings, for $23,002 (including direct costs of $485 and net of $403 of acquired cash). Additional purchase consideration of $6,500 was paid in April 2000 based on Gregg's operating results for the calendar year ended December 31, 1999. An additional purchase consideration could be payable based on the operating results of Gregg for the calendar year ended December 31, 2000. The acquisition of Gregg was financed through borrowings under the Company's Acquisition Loan Facility.

The acquisitions of Deeter, Mercer, Dalton, Cast Alloys and Gregg have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated on the basis of fair values to the underlying assets acquired and liabilities assumed. The excess of the cost of acquisition over the fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. The operating results of Deeter, Mercer, Dalton, Cast Alloys and Gregg are included in the consolidated statements of operations since the date of their respective acquisition.

                             Neenah Foundry Company

                                 (In Thousands)

2. ACQUISITIONS (CONTINUED)

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

Pro forma unaudited consolidated operating results of the Company, assuming Cast Alloys and Gregg had been acquired as of October 1, 1999 and 1998, are summarized below:

                                                                     YEAR ENDED SEPTEMBER 30
                                                                    2000                1999
                                                              ---------------------------------------
Net sales                                                         $555,434            $581,889
Net income (loss)                                                   (5,266)             (4,266)

These pro forma results have been prepared for informational purposes only and include certain adjustments to depreciation expense related to acquired plant and equipment, amortization expense arising from goodwill and identifiable intangible assets, interest expense on debt incurred to finance the acquisition, and the estimated related income tax effects of all such adjustments. The pro forma results do not purport to be indicative of the results of operations which would have resulted had the business combinations occurred on October 1, 1999 and 1998, or of the future results of operations of the consolidated entities.

                             Neenah Foundry Company

                                 (In Thousands)


3. INVENTORIES

Inventories consist of the following as of September 30:

                                                                          2000              1999
                                                                  ------------------------------------
  Raw materials                                                        $10,333           $  9,702
  Work in process and finished goods                                    43,946             37,654
  Supplies                                                              10,840              9,031
                                                                  ------------------------------------
                                                                       $65,119            $56,387
                                                                  ====================================

If the FIFO method of inventory valuation had been used on all components, inventories would have been approximately $549 higher than reported at September 30, 2000, and $1,156 lower than reported at September 30, 1999.

4. IDENTIFIABLE INTANGIBLE ASSETS

Identifiable intangible assets consist of the following as of September 30:

                                                                         2000              1999
                                                                  ------------------------------------
  Customer lists                                                       $35,041           $33,941
  Trade names                                                           27,053            24,353
  Assembled work force                                                  10,342             8,842
  Facilities in place                                                    2,982             2,982
  Other                                                                  3,434             3,434
                                                                  ------------------------------------
                                                                        78,852            73,552
  Less accumulated amortization                                         16,834            10,700
                                                                  ------------------------------------
                                                                       $62,018           $62,852
                                                                  ====================================

                             Neenah Foundry Company

                                 (In Thousands)

5. LONG-TERM DEBT

Long-term debt consists of the following as of September 30:

                                                                              2000            1999
                                                                         --------------- ---------------
11 1/8% Series B Senior Subordinated Notes                                  $150,000        $150,000
11 1/8% Series D Senior Subordinated Notes, including
   unamortized premium of $1,732 in 2000 and $1,995 in
   1999                                                                       46,732          46,995
11 1/8% Series F Senior Subordinated Notes, including
   unamortized premium of $2,358 in 2000 and $2,717 in
   1999                                                                       89,358          89,717
Term Loan Facilities                                                         135,747         140,747
Acquisition Loan Facility                                                     27,292               -
Other                                                                            478             548
                                                                         --------------- ---------------
                                                                             449,607         428,007
Less current portion                                                          11,280           5,065
                                                                         --------------- ---------------
                                                                            $438,327        $422,942
                                                                         =============== ===============

The Series B, Series D and Series F Senior Subordinated Notes (collectively, the Notes) are unsecured and mature on May 1, 2007. Interest is payable semiannually on May 1 and November 1. The Notes are fully, unconditionally, jointly and severally guaranteed by all subsidiaries. The Notes are subordinated to all existing and future senior indebtedness of the Company but rank equally in right of payment with any future senior subordinated indebtedness of the Company. The Notes contain covenants which restrict the Company from incurring additional indebtedness and prohibit dividend payments, stock redemptions and certain other transactions.

The Company has a Credit Agreement with a bank which provides Term Loan Facilities, an Acquisition Loan Facility and a Revolving Credit Facility.

                             Neenah Foundry Company

                                 (In Thousands)


5. LONG-TERM DEBT (CONTINUED)

The Term Loan Facilities consist of two tranches of term loans. The Tranche A term loans outstanding at September 30, 2000 and 1999, total $13 million and $17 million, respectively, and mature on September 30, 2003. The Tranche B term loans outstanding at September 30, 2000 and 1999, total $123 million and $124 million, respectively, and mature on September 30, 2005. Installments of the Tranche A term loans are due in aggregate principal amounts of $1,000 per quarter until September 30, 2002, and $1,250 per quarter from December 31, 2002 through September 30, 2003. Installments on $53 million of the Tranche B term loans are due in aggregate principal amounts of $250 per quarter until September 30, 2003, and $6,250 per quarter from December 31, 2003 through September 30, 2005. Installments on $70 million of the Tranche B term loans are due in aggregate principal amounts of $8,750 per quarter commencing on December 31, 2003, and continuing through September 30, 2005. Interest on the Tranche A and Tranche B term loans is at LIBOR (6.625% at September 30, 2000) plus 2.50% and 2.75%, respectively.

Borrowings under the Acquisition Loan Facility are due in quarterly installments equal to 6.25% of the outstanding principal balance through June 30, 2004. Interest on borrowings under the Acquisition Loan Facility is at LIBOR plus 2.50%.

The Company is entitled to draw amounts under the Revolving Credit Facility up to $50 million for general corporate purposes, including permitted acquisitions, as defined. The Revolving Credit Facility includes a $15 million sub-limit for letters of credit and matures on April 30, 2002. Covenants contained in the Revolving Credit Facility restrict the payment of dividends, capital expenditures and certain other transactions and require the Company to maintain leverage, net worth and interest coverage ratios. No amounts are outstanding under the Revolving Credit Facility at September 30, 2000 and 1999.

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

                            Neenah Foundry Company

                                 (In Thousands)




5. LONG-TERM DEBT (CONTINUED)

Scheduled maturities of long-term debt during fiscal years subsequent to September 30, 2000, are as follows:


                  2001                                $  11,280
                  2002                                    9,873
                  2003                                    9,753
                  2004                                   72,596
                  2005                                   59,782
                  Thereafter                            282,233
                                                      ---------
                                                      $ 445,517
                                                      =========


6. COMMITMENTS AND CONTINGENCIES

The Company leases certain plants, warehouse space, machinery and equipment, office equipment and vehicles under operating leases. Rent expense under these operating leases for the years ended September 30, 2000, 1999 and 1998 totaled $3,940, $2,595 and $1,485, respectively.

During the years ended September 30, 2000 and 1999, the Company financed purchases of property, plant and equipment totaling $13,348 and $1,143, respectively, by entering into capital leases. The Company did not enter into any capital leases during the year ended September 30, 1998.

Property, plant and equipment under leases accounted for as capital leases as of September 30, are as follows:


                                                2000              1999
                                              --------------------------
  Machinery and equipment                     $14,308           $ 1,626
  Accumulated depreciation                     (1,729)           (1,006)
                                              -------------------------
                                              $12,579           $   620
                                              =========================


                            Neenah Foundry Company

                                 (In Thousands)


6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Minimum rental payments due under operating and capital leases for fiscal years subsequent to September 30, 2000, are as follows:


                                                        Operating         Capital
                                                         Leases           Leases
                                                       ---------------------------
2001                                                   $   2,355        $   3,513
2002                                                       1,360            3,450
2003                                                       1,021            3,387
2004                                                         744            3,175
2005                                                         485            2,339
Thereafter                                                     3              519
                                                       ---------------------------
Total minimum lease payments                           $   5,968           16,383
                                                       ==========

Less amount representing interest                                           4,089
                                                                        ----------
Present value of minimum lease payments                                    12,294
Less current portion                                                        2,151
                                                                        ----------
Capital lease obligations                                               $  10,143
                                                                        ==========

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

Approximately 45% of the Company's work force is covered by collective bargaining agreements. None of the current agreements are scheduled to expire during fiscal 2001.

As of September 30, 2000, the Company had outstanding letters of credit of $350, which secure certain workers compensation and other obligations. The outstanding letters of credit reduce the availability under the Revolving Credit Facility.

                            Neenah Foundry Company

                                 (In Thousands)


7. RESTRUCTURING CHARGE

During fiscal 1999, the Company recorded a restructuring charge of $6,713 to close one of their manufacturing facilities. Impairment and abandonment of assets at this facility that will no longer be used represented $6,030 of the restructuring charge. No amounts were disbursed in the year ended September 30, 1999. For the years ended September 30, 2000 and 1999, and from September 8, 1998, the date of acquisition, through September 30, 1998, net sales related to this manufacturing facility were $3,689, $17,213 and $1,831, respectively, and the operating loss related to this manufacturing facility was $724, $10,071 and $361, respectively, including the restructuring charge of $6,713 in 1999.

The following is a breakdown of activity during the year ended September 30, 2000, of each component of the restructuring charge requiring the use of cash:


                                                     BALANCE AT                          BALANCE AT
                                                    SEPTEMBER 30           CASH         SEPTEMBER 30
                                                       1999              PAYMENTS          2000
                                                  ---------------------------------------------------

Employee severance costs                              $328                 $328            $ --
Lease commitments and contractual obligations          130                  130              --
Other exit costs, primarily facility closure
   expenses                                            225                  225              --
                                                 ----------------------------------------------------
                                                      $683                 $683            $ --
                                                 ====================================================

8. INCOME TAXES

The provision (benefit) for income taxes consists of the following:


                                                                   YEAR ENDED SEPTEMBER 30
                                                          2000              1999               1998
                                                   ---------------------------------------------------
Current:
   Federal                                              $1,804             $ 8,615           $11,126
   State                                                   154               1,697             2,233
                                                   ---------------------------------------------------
                                                         1,958              10,312            13,359
Deferred                                                  (358)             (8,248)           (2,437)
                                                   ---------------------------------------------------
                                                        $1,600             $ 2,064           $10,922
                                                   ===================================================

                            Neenah Foundry Company

                                 (In Thousands)


8. INCOME TAXES (CONTINUED)

Income tax expense is included in the accompanying consolidated statements of earnings as follows:


                                                                  YEAR ENDED SEPTEMBER 30
                                                        2000                1999             1998
                                                   ----------------------------------------------------

Continuing operations                                  $1,448             $1,982            $10,650
Discontinued operations                                   152                 82                272
                                                   ----------------------------------------------------
                                                       $1,600             $2,064            $10,922
                                                   ====================================================

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 35%, 34% and 35% as of September 30, 2000, 1999 and 1998, respectively, to income before income taxes and extraordinary item as follows:


                                                                       YEAR ENDED SEPTEMBER 30
                                                               2000             1999            1998
                                                         ----------------------------------------------
Provision at statutory rate                                $(1,240)         $     59        $  7,981
State income taxes, net of federal tax benefit                 452               161           1,148
Amortization of goodwill                                     1,927             1,799           1,389
Additional provision recorded in connection
   with pending state examination                              405                --              --
Other                                                           56                45             404
                                                          ---------------------------------------------
Provision for income taxes                                $  1,600          $  2,064        $ 10,922
                                                          =============================================

                            Neenah Foundry Company

                                 (In Thousands)


8. INCOME TAXES (CONTINUED)

Deferred income tax assets and liabilities consist of the following as of September 30:



                                                                            2000              1999
                                                                        --------------------------------
Deferred income tax liabilities:
   Book basis of assets in excess of tax basis:
     Inventories                                                        $  (2,788)         $  (2,879)
     Property, plant and equipment                                        (45,319)           (43,396)
     Identifiable intangible assets                                       (24,807)           (25,226)
   Other                                                                     (662)              (926)
                                                                        --------------------------------
                                                                          (73,576)           (72,427)
Deferred income tax assets:
   Employee benefit plans                                                   4,366              5,898
   Accrued vacation                                                         2,430              2,278
   Other accrued liabilities                                                2,575              2,784
   Restructuring reserve                                                       --                344
   State net operating loss carryforwards                                     431                377
   Other                                                                      907                420
   Valuation allowance                                                       (431)              (377)
                                                                        --------------------------------
                                                                           10,278             11,724
                                                                        --------------------------------
Net deferred income tax liability                                       $ (63,298)         $ (60,703)
                                                                        ================================

Included in the consolidated balance sheet as:
   Current deferred income tax asset                                    $   2,748          $   3,534
   Noncurrent deferred income tax liability                               (66,046)           (64,237)
                                                                        --------------------------------
                                                                        $ (63,298)         $ (60,703)
                                                                        ================================


As of September 30, 2000, Cast Alloys has state net operating loss (NOL) carryforwards for income tax purposes of $4,870 which expire in September 2004 and 2005. A valuation allowance has been provided against the deferred tax asset related to the state NOL carryforwards.

                            Neenah Foundry Company

             Notes to Consolidated Financial Statements (continued)
                                 (In Thousands)



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

                            Neenah Foundry Company

                                 (In Thousands)



9. EMPLOYEE BENEFIT PLANS (CONTINUED)

The following table summarizes the funded status of the pension plans and postretirement benefit plans and the amounts recognized in the consolidated balance sheet at September 30, 2000 and 1999:


                                                          PENSION                    POSTRETIREMENT
                                                          BENEFITS                      BENEFITS
                                                ---------------------------------------------------------
                                                     2000           1999           2000          1999
                                                ---------------------------------------------------------
Change in benefit obligation:
   Benefit obligation, October 1 of
     previous year                                $ 38,206       $ 36,759        $ 6,502       $ 6,114
     Service cost                                    1,383          1,263            206           202
     Interest cost                                   2,768          2,533            476           419
     Amendments                                         --          1,710             --            --
     Actuarial gains                                   (71)        (2,280)          (242)           --
     Benefits paid                                  (1,886)        (1,779)          (250)         (233)
                                                ---------------------------------------------------------

   Benefit obligation, September 30               $ 40,400       $ 38,206        $ 6,692       $ 6,502
                                                =========================================================

Change in plan assets:
   Fair value of plan assets, October 1 of
     previous year                                $ 36,718       $ 33,299        $    --       $    --
     Actual return on plan assets                    4,713          4,132             --            --
     Company contributions                           2,577          1,066            250           233
     Benefits paid                                  (1,886)        (1,779)          (250)         (233)
                                                ---------------------------------------------------------
   Fair value of plan assets, September 30        $ 42,122       $ 36,718        $    --       $    --
                                                =========================================================

Funded status of the plans:
   Benefit obligation less than (in excess) of
     plan assets                                  $  1,722       $ (1,488)       $(6,692)      $(6,502)
   Unrecognized prior service cost                   1,884          2,002            671           716
   Unrecognized net (gain) loss                     (3,350)        (1,321)           (97)          145
                                                ---------------------------------------------------------
                                                  $    256       $   (807)       $(6,118)      $(5,641)
                                                =========================================================

Amounts recognized in the consolidated
  balance sheet at September 30:
     Accrued benefit liability                    $ (1,739)      $ (3,221)       $(6,118)      $(5,641)
     Prepaid pension                                 1,726          1,239             --            --
     Intangible asset                                  120          1,175             --            --
     Deferred income tax asset                          60             --             --            --
     Accumulated other comprehensive loss               89             --             --            --
                                                -----------------------------------------------------------
                                                  $    256       $   (807)       $(6,118)      $(5,641)
                                                ===========================================================


                            Neenah Foundry Company

                                 (In Thousands)


9. EMPLOYEE BENEFIT PLANS (CONTINUED)

Amounts applicable to the Company's pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets:



                                                                                  2000           1999
                                                                             ----------------------------
Projected benefit obligation                                                   $11,588         $36,810
Accumulated benefit obligation                                                  11,588          36,810
Fair value of plan assets                                                       10,883          35,176

Components of net periodic pension cost for the years ended September 30, 2000, 1999 and 1998, respectively, are as follows:


                                                PENSION BENEFITS                POSTRETIREMENT BENEFITS
                                       -----------------------------------   ------------------------------
                                          2000        1999        1998         2000       1999      1998
                                       -----------------------------------   ------------------------------
Service cost                            $ 1,383     $ 1,263     $    749      $ 206     $ 202      $ 152
Interest cost                             2,768       2,533        1,716        476       419        366
Expected return on plan assets           (2,755)     (2,488)      (1,403)        --        --         --
Amortization of prior service cost          117          22         (591)        45        45         --
Recognized net actuarial loss                 1          10           --         --        --         --
                                        ----------------------------------    -----------------------------

Net periodic benefit cost               $ 1,514     $ 1,340     $    471      $ 727     $ 666      $ 518
                                        ==================================    =============================

Assumptions as of September 30:
     Discount rate                      7.25% to    7.25% to    6.75% to
                                         7.75%       7.75%      7.25%          7.75%      7.0%       7.0%

     Expected long-term rate of
       return                           7.50% to    7.50% to    7.50% to
                                          9.50%       9.50%      9.50%           --        --         --


For measurement purposes, the healthcare cost trend rate was assumed to be 7.5% decreasing gradually to 4.5% in 2010 and then remaining at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A one percentage point change in the healthcare cost trend rate would have the following effect:


                                                                 1% Increase     1% Decrease
                                                               -------------------------------


   Effect on total of service and interest cost                    $  130         $ (102)
   Effect on postretirement benefit obligation                      1,133           (909)


                            Neenah Foundry Company

                                 (In Thousands)



9. EMPLOYEE BENEFIT PLANS (CONTINUED)

DEFINED-CONTRIBUTION RETIREMENT PLANS

The Company sponsors various defined-contribution retirement plans (the Plans) covering substantially all salaried and certain hourly employees. The Plans allow participants to make 401(k) contributions in amounts ranging from 1% to 15% of their compensation. The Company matches between 35% and 50% of the participants' contributions, as defined. The Company may make additional voluntary contributions to the Plans as determined annually by the Board of Directors. Total Company contributions amounted to $1,828, $1,759 and $994 for the years ended September 30, 2000, 1999 and 1998, respectively.

OTHER EMPLOYEE BENEFITS

The Company provides unfunded supplemental retirement benefits to certain active and retired employees at Dalton. At September 30, 2000, the present value of the current and long-term portion of these supplemental retirement obligations totaled $118 and $3,024 respectively.

Certain of Dalton's hourly employees are covered by a multi-employer, defined-benefit pension plan pursuant to a collective bargaining agreement. The Company's expense for the years ended September 30, 2000 and 1999, was $567 and $567, respectively, and the expense and from September 8, 1998, the date of acquisition, through September 30, 1998, was $53.

The Company is one of the sponsors of a noncontributory, multiemployer, defined-benefit pension plan covering substantially all of the union employees at Mercer pursuant to a collective bargaining agreement. The Company's expense for the year ended September 30, 2000 and 1999, was $159 and $166 and the expense from April 3, 1998, the date of acquisition, through September 30, 1998, was $107.

10. SEGMENT INFORMATION

The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells iron castings for the industrial and municipal markets, while the Forgings segment manufactures forged components for the industrial market.

The Other segments include machining operations and freight hauling.

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


                                                                      YEAR ENDED SEPTEMBER 30
                                                             2000              1999            1998
                                                        ------------------------------------------------
Revenues from external customers:
   Castings                                               $ 502,664         $ 481,209       $ 267,517
   Forgings                                                  36,779            39,493          25,135
   Other                                                     28,147            27,692          14,874
   Elimination of intersegment revenues                     (17,934)          (18,040)         (4,436)
                                                        ------------------------------------------------
Total revenues                                            $ 549,656         $ 530,354       $ 303,090
                                                        ================================================

Income (loss) from continuing operations
   before extraordinary item:
     Castings                                             $ (16,679)        $ (12,414)      $  13,793
     Forgings                                                (3,716)           (2,650)            822
     Other                                                      575               637             635
     Elimination of intersegment income (loss)               14,578            12,465          (3,695)
                                                        ------------------------------------------------
Income (loss) from continuing operations                 $   (5,242)        $  (1,962)      $  11,555
                                                        ================================================

Assets:
   Castings                                              $  832,256         $ 792,939       $ 698,638
   Forgings                                                  57,933            57,321          65,104
   Other                                                     19,654            19,127          16,962
   Elimination of intersegment assets                      (243,625)         (227,685)       (196,395)
                                                        ------------------------------------------------
Total assets                                             $  666,218         $ 641,702       $ 584,309
                                                        ================================================

                            Neenah Foundry Company

                                 (In Thousands)



10. SEGMENT INFORMATION (CONTINUED)



                                                  Castings        Forgings         Other          Total
                                               -------------------------------------------------------------
Year ended September 30, 2000:
   Interest expense                              $43,089         $ 4,816         $   855         $48,760
   Interest income                                   967              --              11             978
   Depreciation and amortization expense          34,454           3,357           1,942          39,753
   Expenditures for long-lived assets             17,387             793           1,088          19,268

Year ended September 30, 1999:
   Interest expense                               38,849          4,388              586          43,803
   Interest income                                 1,303             33               66           1,402
   Depreciation and amortization expense          30,420          3,277            1,989          35,686
   Restructuring charge                            6,713             --               --           6,713
   Expenditures for long-lived assets             39,725            855            1,513          41,643

Year ended September 30, 1998:
   Interest expense                               27,785              4              307          28,096
   Interest income                                   883             --                5             888
   Depreciation and amortization expense          16,344          2,450              860          19,654
   Expenditures for long-lived assets             12,573             58              486          13,117


GEOGRAPHIC INFORMATION

                                                                                         Long-Lived
                                                                           Net Sales      Assets(1)
                                                                       ------------------------------
Year ended September 30, 2000:
   United States                                                          $ 536,099       $225,244
   Foreign countries                                                         13,557          2,995
                                                                       ------------------------------
Total                                                                     $ 549,656       $228,239
                                                                       ==============================

Year ended September 30, 1999:
   United States                                                          $ 513,237       $206,432
   Foreign countries                                                         17,117          2,372
                                                                       ------------------------------
Total                                                                     $ 530,354       $208,804
                                                                       ==============================

Year ended September 30, 1998:
   United States                                                          $ 292,713       $180,537
   Foreign countries                                                         10,377             --
                                                                       ------------------------------
Total                                                                     $ 303,090       $180,537
                                                                       ==============================

(1) Represents tangible long-lived assets only

                            Neenah Foundry Company

                                 (In Thousands)


11. GUARANTOR SUBSIDIARIES

The following tables present condensed consolidating financial information for fiscal 2000, 1999 and 1998 for: (a) the Company and (b) on a combined basis, the guarantors of the Senior Subordinated Notes, which include all of the wholly owned subsidiaries of the Company (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

                            Neenah Foundry Company

                                 (In Thousands)


11. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 2000


                                                          Subsidiary
                                         Company          Guarantors       Eliminations    Consolidated
                                     ----------------------------------------------------------------------
Net sales                            $  191,138          $ 364,712           $(6,194)      $  549,656
Cost of sales                           132,061            328,946            (6,194)         454,813
                                     ----------------------------------------------------------------------
Gross profit                             59,077             35,766                --           94,843

Selling, general and
  administrative expense                 15,014             24,162                --           39,176
Amortization expense                      4,916              6,725                --           11,641
(Gain) loss on disposal of
  equipment                                 298               (194)               --              104
                                     ----------------------------------------------------------------------
Operating income                         38,849              5,073                --           43,922

Other income (expense):
   Interest expense                     (22,003)           (26,757)               --          (48,760)
   Interest income                          764                214                --              978
                                     ----------------------------------------------------------------------

Income (loss) from continuing
  operations before income taxes
  and equity in earnings of
  subsidiaries                          17,610             (21,470)               --           (3,860)
Provision (credit) for income taxes      8,335              (6,887)               --            1,448
                                     ----------------------------------------------------------------------
                                         9,275             (14,583)               --           (5,308)
Equity in earnings of subsidiaries     (14,418)                 --            14,418               --
                                     ----------------------------------------------------------------------
Loss from continuing operations         (5,143)            (14,583)           14,418           (5,308)
Income from discontinued
  operations, net of income taxes           --                 165                --              165
                                     ----------------------------------------------------------------------
Net loss                             $  (5,143)          $ (14,418)          $14,418       $   (5,143)
                                     ======================================================================

                            Neenah Foundry Company

                                 (In Thousands)


11. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 1999


                                                          Subsidiary
                                         Company          Guarantors       Eliminations     Consolidated
                                     ----------------------------------------------------------------------

Net sales                            $   197,911        $  339,569         $ (7,126)        $  530,354
Cost of sales                            134,578           307,270           (7,126)           434,722
                                     ----------------------------------------------------------------------
Gross profit                              63,333            32,299               --             95,632

Selling, general and
  administrative expenses                 16,297            17,764               --             34,061
Amortization expense                       4,918             6,778               --             11,696
Restructuring charge                          --             6,713               --              6,713
Loss on disposal of equipment                709                80               --                789
                                     ----------------------------------------------------------------------
Operating income                          41,409               964               --             42,373

Other income (expense):
Interest expense                         (22,727)          (21,076)              --            (43,803)
Interest income                            1,121               281               --              1,402
                                     ----------------------------------------------------------------------

Income (loss) from continuing
  operations before income taxes
  and equity in earnings of
  subsidiaries                            19,803           (19,831)              --                (28)
Provision (credit) for income taxes        8,566            (6,584)              --              1,982
                                     ----------------------------------------------------------------------
                                          11,237           (13,247)              --             (2,010)
Equity in earnings of subsidiaries       (13,129)               --           13,129                 --
                                     ----------------------------------------------------------------------
Loss from continuing operations           (1,892)          (13,247)          13,129             (2,010)
Income from discontinued
  operations, net of income taxes             --               118               --                118
                                     ----------------------------------------------------------------------
Net loss                             $    (1,892)       $  (13,129)        $ 13,129         $   (1,892)
                                     ======================================================================



                            Neenah Foundry Company

                                 (In Thousands)



11. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 1998


                                                          Subsidiary
                                         Company          Guarantors       Eliminations     Consolidated
                                     ----------------------------------------------------------------------
Net sales                               $194,779          $112,746          $(4,435)          $303,090
Cost of sales                            135,583            93,400           (4,435)           224,548
                                     ----------------------------------------------------------------------
Gross profit                              59,196            19,346               --             78,542

Selling, general and
  administrative expenses                 13,590             7,845               --             21,435
Amortization expense                       4,918             2,809               --              7,727
Loss on disposal of equipment                 --                38               --                 38
                                     ----------------------------------------------------------------------
Operating income                          40,688             8,654               --             49,342

Other income (expense):
Interest expense                         (25,636)           (2,460)              --            (28,096)
Interest income                              865                23               --                888
                                     ----------------------------------------------------------------------

Income from continuing
  operations before income
  taxes, equity in earnings of
  subsidiaries and extraordinary
  item                                    15,917             6,217               --             22,134
Provision for income taxes                 7,784             2,866               --             10,650
                                     ----------------------------------------------------------------------
                                           8,133             3,351               --             11,484
Equity in earnings of
  subsidiaries                             3,356                --           (3,356)                --
                                     ----------------------------------------------------------------------
Income from continuing
  operations before
  extraordinary item                      11,489             3,351           (3,356)            11,484
Income from discontinued
  operations, net of income
  taxes                                       --               397               --                397
Extraordinary charge, net of
  income tax benefit                          --              (392)              --               (392)
                                     ----------------------------------------------------------------------
Net income                              $ 11,489          $  3,356          $(3,356)          $ 11,489
                                     ======================================================================

                             Neenah Foundry Company

             Notes to Consolidated Financial Statements (continued)
                                 (In Thousands)


11. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2000


                                                          Subsidiary
                                            Company       Guarantors      Eliminations     Consolidated
                                         ------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents              $  16,982       $    2,496      $      --         $   19,478
   Accounts receivable, net                  29,270           43,603             --             72,873
   Inventories                               22,036           43,083             --             65,119
   Refundable income taxes                      347             (180)            --                167
   Deferred income taxes                       (885)           3,633             --              2,748
   Other current assets                       1,391            4,740             --              6,131
                                        -------------------------------------------------------------------
Total current assets                         69,141           97,375             --            166,516

Investments in and advances to
   subsidiaries                             278,429          (32,318)      (246,111)                --
 Property, plant and equipment, net          91,509          136,730             --            228,239
 Deferred financing costs,
   identifiable intangible assets and
   goodwill, net                            139,109          123,214             --            262,323
 Other assets                                 3,831            5,309             --              9,140
                                        -------------------------------------------------------------------
                                        $   582,019       $  330,310      $(246,111)          $666,218
                                        ===================================================================


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Accounts payable                     $     7,667        $  23,505      $      --         $   31,172
   Accrued wages and employee benefits        6,172            9,998             --             16,170
   Accrued interest                          13,876                5             --             13,881
   Other accrued liabilities                  1,445            4,337             --              5,782
   Current portion of long-term debt         11,280               --             --             11,280
   Current portion of capital lease
   obligations                                   --            2,151             --              2,151

                                        -------------------------------------------------------------------
Total current liabilities                    40,440           39,996             --             80,436
Long-term debt                              438,095              232             --            438,327
Capital lease obligations                        --           10,143             --             10,143
Deferred income taxes                        36,868           29,178             --             66,046
Postretirement benefit obligations            5,724              394             --              6,118
Other liabilities                             2,374            4,256             --              6,630
Stockholder's equity                         58,518          246,111       (246,111)            58,518
                                        -------------------------------------------------------------------
                                        $   582,019       $  330,310      $(246,111)        $  666,218
                                        ===================================================================

                                       76

                             Neenah Foundry Company

                                 (In Thousands)



11. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 1999



                                                          Subsidiary
                                           Company        Guarantors      Eliminations     Consolidated
                                        ----------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents             $  15,852        $  1,516         $      --       $  17,368
   Accounts receivable, net                 32,150          45,576               (30)         77,696
   Inventories                              21,609          34,778                --          56,387
   Deferred income taxes                     2,010           1,524                --           3,534
   Other current assets                        876           4,347                --           5,223
                                       -----------------------------------------------------------------
Total current assets                        72,497          87,741               (30)        160,208

Investments in and advances to
   subsidiaries                            255,367         (24,747)         (230,620)             --
 Property, plant and equipment, net         95,292         113,512                --         208,804
 Deferred financing costs, identifiable
   intangible assets and goodwill, net     145,730         118,042                --         263,772
 Other assets                                4,430           4,488                --           8,918
                                       -----------------------------------------------------------------
                                         $ 573,316        $299,036         $(230,650)      $ 641,702
                                       =================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Accounts payable                      $   8,670        $ 22,511         $     (30)      $  31,151
   Income taxes payable                      1,368            (239)               --           1,129
   Accrued wages and employee
     benefit                                 6,025           8,535                --          14,560
   Accrued interest                         13,665              13                --          13,678
   Other accrued liabilities                 3,494           6,900                --          10,394
   Current portion of long-term debt         5,065              --                --           5,065
   Current portion of capital lease
     obligations                                --             269                --             269
                                       -----------------------------------------------------------------
Total current liabilities                   38,287          37,989               (30)         76,246
Long-term debt                             422,709             233                --         422,942
Capital lease obligations                       --             945                --             945
Deferred income taxes                       40,093          24,144                --          64,237
Postretirement benefit obligations           5,199             442                --           5,641
Other liabilities                            3,278           4,663                --           7,941
Stockholder's equity                        63,750         230,620          (230,620)         63,750
                                       -----------------------------------------------------------------
                                          $573,316        $299,036         $(230,650)      $ 641,702
                                       =================================================================

                             Neenah Foundry Company

                                 (In Thousands)



11. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED SEPTEMBER 30, 2000




                                                          Subsidiary
                                          Company         Guarantors      Eliminations     Consolidated
                                      ---------------------------------------------------------------------

  OPERATING ACTIVITIES
  Net loss                               $  (5,143)       $(14,418)         $14,418         $  (5,143)
  Noncash adjustments                       14,490          28,591               --            43,081
  Changes in operating assets and
    liabilities                             (1,946)         (6,510)              --            (8,456)
                                      ---------------------------------------------------------------------
  Net cash provided by operating
    activities                               7,401           7,663           14,418            29,482

  INVESTING ACTIVITIES
  Investments in and advances to
    subsidiaries                           (23,061)         37,479          (14,418)               --
  Acquisition of business                       --         (29,502)              --           (29,502)
  Purchase of property, plant and
    equipment                               (5,644)        (13,624)              --           (19,268)
  Other                                        212           1,233               --             1,445
                                      ---------------------------------------------------------------------
  Net cash used in investing
    activities                             (28,493)         (4,414)         (14,418)          (47,325)

  FINANCING ACTIVITIES
  Proceeds from long-term debt              29,750              --               --            29,750
  Payments on long-term debt and
    capital lease obligations               (7,528)         (2,269)              --            (9,797)
                                      ---------------------------------------------------------------------
  Net cash provided by (used in)
    financing activities                    22,222          (2,269)              --            19,953
                                      ---------------------------------------------------------------------

  Increase in cash and cash
    equivalents                              1,130             980               --             2,110
  Cash and cash equivalents at
    beginning of year                       15,852           1,516               --            17,368
                                      ---------------------------------------------------------------------
  Cash and cash equivalents at end
    of year                              $  16,982        $  2,496          $    --         $  19,478
                                      =====================================================================


                             Neenah Foundry Company

                                 (In Thousands)


11. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED SEPTEMBER 30, 1999



                                                      Subsidiary
                                        Company       Guarantors  Eliminations   Consolidated
                                      --------------------------------------------------------
OPERATING ACTIVITIES
Net loss                              $ (1,892)      $(13,129)      $ 13,129       $ (1,892)
Noncash adjustments                     11,177         24,091           --           35,268
Changes in operating assets and
  liabilities                            4,535         (6,806)          --           (2,271)
                                      --------------------------------------------------------
Net cash provided by operating
  activities                            13,820          4,156         13,129         31,105

INVESTING ACTIVITIES
Investments in and advances to
  subsidiaries                         (57,178)        70,307        (13,129)          --
Acquisition of business                   --          (40,824)          --          (40,824)
Purchase of  property, plant and
  equipment                             (7,162)       (34,481)          --          (41,643)
Other                                     (746)           (34)          --             (780)
                                      --------------------------------------------------------
Net cash used in investing
  activities                           (65,086)        (5,032)       (13,129)       (83,247)

FINANCING ACTIVITIES
Proceeds from long-term debt            90,405           --             --           90,405
Payments on long-term debt and
  capital lease obligations            (33,320)          (287)          --          (33,607)
Return of capital contribution          (3,850)          --             --           (3,850)
Debt issuance costs                     (3,236)          --             --           (3,236)
                                      --------------------------------------------------------
Net cash provided by (used in)
  financing activities                  49,999           (287)          --           49,712
                                      --------------------------------------------------------

Decrease in cash and cash
  equivalents                           (1,267)        (1,163)          --           (2,430)
Cash and cash equivalents at
  beginning of year                     17,119          2,679           --           19,798
                                      --------------------------------------------------------
Cash and cash equivalents at end
  of year                             $ 15,852       $  1,516       $   --         $ 17,368
                                      ========================================================


                             Neenah Foundry Company

                                 (In Thousands)



11. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED SEPTEMBER 30, 1998


                                                     Subsidiary
                                        Company      Guarantors    Eliminations    Consolidated
                                      ----------------------------------------------------------

OPERATING ACTIVITIES
Net income                            $  11,489       $   3,356       $  (3,356)      $  11,489
Noncash adjustments                      12,025           6,636            --            18,661
Changes in operating assets and
  liabilities                            (6,365)            451            --            (5,914)
                                      ----------------------------------------------------------
Net cash provided by
  operating activities                   17,149          10,443          (3,356)         24,236

INVESTING ACTIVITIES
Investments in and advances to
  subsidiaries                         (186,498)        183,142           3,356            --
Acquisition of businesses                  --          (169,109)           --          (169,109)
Purchase of property, plant and
  equipment                              (4,972)         (8,145)           --           (13,117)
Other                                        58            --              --                58
                                      ----------------------------------------------------------
Net cash provided by (used in)
  investing activities                 (191,412)          5,888           3,356        (182,168)

FINANCING ACTIVITIES
Proceeds from long-term debt            174,000           1,987            --           175,987
Payments on long-term debt and
  capital lease obligations                 (77)        (15,676)           --           (15,753)
Debt issuance costs                      (2,850)           --              --            (2,850)
                                      ----------------------------------------------------------
Net cash provided by (used in)
  financing activities                  171,073         (13,689)           --           157,384
                                      ----------------------------------------------------------

Increase (decrease) in cash and
  cash equivalents                       (3,190)          2,642            --              (548)
Cash and cash equivalents at
  beginning of year                      20,309              37            --            20,346
                                      ----------------------------------------------------------
Cash and cash equivalents at end
  of year                             $  17,119       $   2,679       $    --         $  19,798
                                      ==========================================================


                             NEENAH FOUNDRY COMPANY

                                 (IN THOUSANDS)



12. SUBSEQUENT EVENT

On October 2, 2000, the Company sold all of the issued and outstanding shares of common stock of Hartley for a cash purchase price of $5,500, subject to adjustment as defined in the Stock Purchase Agreement. Hartley designs and manufactures customized sand control systems. The Company expects the disposition of Hartley will result in a gain which will be recognized in the period in which the gain is realized. In accordance with the provisions of Accounting Principles Board Opinion No. 30, the results of operations of Hartley have been reported separately as discontinued operations in the statement of operations for fiscal 2000. Prior period financial statements have been restated to conform to the current year presentation. Revenues for Hartley for the years ended September 30, 2000, 1999 and 1998, were $5,514, $5,619 and $5,703, respectively.

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)



                                                           YEAR ENDED SEPTEMBER 30, 2000
                                         -------------------------------------------------------------------
                                           1st Quarter      2nd Quarter       3rd Quarter      4th Quarter
                                         -------------------------------------------------------------------
Net sales                                $126,850         $142,738          $144,798          $135,270
Gross profit                               20,793           24,571            26,461            23,018
Net income (loss)                          (2,591)            (910)               38            (1,680)




                                                           YEAR ENDED SEPTEMBER 30, 2000
                                         -------------------------------------------------------------------
                                           1st Quarter      2nd Quarter       3rd Quarter      4th Quarter
                                         -------------------------------------------------------------------
Net sales                                $115,264         $136,943          $140,361          $137,786
Gross profit                               21,772           20,587            26,670            26,603
Net income (loss)                            (359)          (1,493)            1,838            (1,878)


                Report of Ernst & Young LLP, Independent Auditors

We have audited the consolidated financial statements of Neenah Foundry Company as of September 30, 2000, 1999 and 1998, and have issued our report thereon dated November 3, 2000 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in the index at
Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Milwaukee, Wisconsin                                         ERNST & YOUNG LLP
November 3, 2000

                                                                     Schedule II

                             NEENAH FOUNDRY COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS
                 Years ended September 30, 2000, 1999, and 1998.
                             (Dollars in Thousands)



                               BALANCE AT      PURCHASE        ADDITIONS
                                BEGINNING     ACCOUNTING      CHARGED TO                          BALANCE AT
         DESCRIPTION            OF PERIOD     ADJUSTMENTS       EXPENSE         DEDUCTIONS      END OF PERIOD
----------------------------------------------------------------------------------------------------------------
Allowance for doubtful
accounts receivable:

  1998                              $   491       $   325          $ 180         $   143 (A)       $  853
                                    =======       =======          =====         =======           ======

  1999                              $   853       $    90          $ 266         $   189 (A)       $1,020
                                    =======       =======          =====         =======           ======

  2000                              $ 1,020       $   130          $ 242         $   391 (A)       $1,001
                                    =======       =======          =====         =======           ======

    (A) Uncollectible accounts written off, net of recoveries

Reserve for obsolete
inventory:

  1998                              $     -       $   500       $    -           $     -           $  500
                                    =======       =======       ======           =======           ======

  1999                              $   500       $     -       $  186           $     -           $  686
                                    =======       =======       ======           =======           ======

  2000                              $   686       $     -       $2,300           $     -           $2,986
                                    =======       =======       ======           =======           ======
