Form 10-Q
period 2000-12-31
NEENAH FOUNDRY CO
filed 2001-02-14
CIK 1040599

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended December 31, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                    to
                                         ------------------    -----------------

Commission File Number   333-28751

                             NEENAH FOUNDRY COMPANY
          (Exact name of each registrant as it appears in its charter)

          Wisconsin                                       39-1580331
(State or other jurisdiction of                      (IRS Employer ID Number)
  incorporation or organization)


2121 Brooks Avenue,  P.O. Box 729, Neenah, Wisconsin                  54957
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, Class A, $100 par value- 1,000 shares as of January 31, 2001 Common Stock, Class B, $100 par value- 0 shares as of January 31, 2001

                             NEENAH FOUNDRY COMPANY
                                 Form 10-Q Index
                     For the Quarter Ended December 31, 2000

                                                                                                            Page
                                                                                                            ----
Part 1. Financial Information
  Item 1. Financial Statements
      Condensed consolidated balance sheets -- December 31, 2000 and September 30, 2000                       3
      Condensed consolidated statements of operations -- Three months ended December 31, 2000
         and Three months ended December 31, 1999                                                             4
      Condensed consolidated statements of cash flows -- Three months ended December 31, 2000
         and Three months ended December 31, 1999                                                             5
      Notes to condensed consolidated financial statements -- December 31, 2000                               6

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                         15
      Operations

  Item 3. Quantitative and Qualitative Disclosures About Market Risk                                         17

Part II.  Other Information
  Item 1. Legal Proceedings                                                                                  18
  Item 2. Changes in Securities                                                                              18
  Item 3. Defaults upon Senior Securities                                                                    18
  Item 4. Submission of Matters to a Vote of Security Holders                                                18
  Item 5. Other Information                                                                                  18
  Item 6. Exhibits and Reports on Form 8-K                                                                   18

Signatures                                                                                                   18

                             NEENAH FOUNDRY COMPANY
                          PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                             December 31   September 30
                                                                 2000        2000(1)
                                                            -------------  -----------
                                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents .............................    $  13,474     $  19,478
  Accounts receivable, net ..............................       56,157        72,873
  Inventories ...........................................       65,020        65,119
  Refundable income taxes ...............................         --             167
  Deferred income taxes .................................        4,026         2,748
  Other current assets ..................................        5,970         6,131
                                                             ---------     ---------
                    Total current assets ................      144,647       166,516

Property, plant and equipment ...........................      301,129       295,562
Less accumulated depreciation ...........................       74,678        67,323
                                                             ---------     ---------
                                                               226,451       228,239

Identifiable intangible assets, net .....................       68,819        70,766
Goodwill, net ...........................................      190,170       191,557
Other assets ............................................        9,211         9,140
                                                             ---------     ---------
                                                             $ 639,298     $ 666,218
                                                             =========     =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable ......................................    $  29,795     $  31,172
  Income taxes payable ..................................          740          --
  Accrued liabilities ...................................       22,247        35,833
  Current portion of long-term debt .....................       11,280        11,280
  Current portion of capital lease obligation ...........        2,180         2,151
                                                             ---------     ---------
                    Total current liabilities ...........       66,242        80,436

Long-term debt ..........................................      429,681       438,327
Capital lease obligations ...............................        9,631        10,143
Deferred income taxes ...................................       66,907        66,046
Postretirement benefit obligations ......................        5,838         6,118
Other liabilities .......................................        6,729         6,630
                                                             ---------     ---------
                    Total liabilities ...................      585,028       607,700

Commitments and contingencies

STOCKHOLDER'S EQUITY:
    Preferred stock, par value $100 per share --
         authorized 3,000 shares, no shares
         issued or outstanding ..........................         --            --
    Common stock, par value $100 per share --
         authorized 11,000 shares, issued
         and outstanding 1,000 shares ...................          100           100
  Additional paid in capital ............................       51,317        51,317
  Retained earnings .....................................        2,942         7,190
  Accumulated other comprehensive loss ..................          (89)          (89)
                                                             ---------     ---------
                    Total stockholder's equity ..........       54,270        58,518
                                                             ---------     ---------
                                                             $ 639,298     $ 666,218
                                                             =========     =========

See notes to condensed consolidated financial statements

(1) The balance sheet as of September 30, 2000 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                              Three Months   Three Months
                                                                 Ended          Ended
                                                              December 31,   December 31,
                                                                  2000           1999
                                                             -------------  ------------
                                                                     (Unaudited)
Net sales .............................................        $ 114,570     $ 126,434
Cost of sales .........................................          100,849       106,413
                                                               ---------     ---------
Gross profit ..........................................           13,721        20,021
Selling, general and administrative expenses ..........            9,035         8,878
Amortization of intangible assets .....................            2,905         2,707
Gain on disposal of equipment .........................              (32)         --
                                                               ---------     ---------
Total operating expenses ..............................           11,908        11,585
                                                               ---------     ---------
Operating income ......................................            1,813         8,436
Net interest expense ..................................          (12,177)      (11,503)
                                                               ---------     ---------
Loss from continuing operations before income taxes....          (10,364)       (3,067)
Income tax benefit ....................................           (3,564)         (340)
                                                               ---------     ---------
Loss from continuing operations .......................           (6,800)       (2,727)
Gain on sale of discontinued operations, net of tax....            2,552          --
Income from discontinued operations, net of tax .......             --             136
                                                               ---------     ---------
Net loss ..............................................        $  (4,248)    $  (2,591)
                                                               =========     =========

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                               Three Months          Three Months
                                                                                   Ended                 Ended
                                                                               December 31,          December 31,
                                                                                   2000                  1999
                                                                               ------------          ------------
                                                                                          (Unaudited)
OPERATING ACTIVITIES
Net loss ................................................................        $ (4,248)            $ (2,591)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization ........................................          10,510                9,653
   Amortization of deferred financing costs and premium on notes ........             272                  271
   Gain on sale of discontinued operations ..............................          (2,552)                --
   Deferred income taxes ................................................            (625)                (247)
   Changes in operating assets and liabilities ..........................             384               (3,341)
                                                                                 --------             --------
        Net cash provided by operating
        activities ......................................................           3,741                3,745

INVESTING ACTIVITIES
Purchase of property, plant and equipment ...............................          (5,815)              (7,451)
Acquisition of Gregg Industries, Inc., net of cash acquired .............            --                (23,002)
Proceeds from sale of Hartley Controls Corporation, net of fees .........           5,044                 --
                                                                                 --------             --------
        Net cash used in investing
        activities ......................................................            (771)             (30,453)

FINANCING ACTIVITIES
Proceeds from long-term debt ............................................            --                 25,000
Payments on long-term debt and capital lease obligations ................          (8,974)              (1,080)
                                                                                 --------             --------
        Net cash provided by (used in) financing
        activities ......................................................          (8,974)              23,920
                                                                                 --------             --------
Decrease in cash and cash equivalents ...................................          (6,004)              (2,788)
Cash and cash equivalents at beginning of period ........................          19,478               17,368
                                                                                 --------             --------
Cash and cash equivalents at end of period ..............................        $ 13,474             $ 14,580
                                                                                 ========             ========


See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                December 31, 2000
                                 (In thousands)


NOTE 1 -- BASIS OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments ) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah Foundry Company's Annual Report on Form 10-K for the year ended September 30, 2000.

NOTE 2 -- INVENTORIES

The components of inventories are as follows:

                                                                     December 31,               September 30
                                                                         2000                       2000
                                                                     ------------               ------------
Raw materials ......................................                 $     9,265                $    10,333
Work in process and finished goods .................                      44,476                     43,946
Supplies ...........................................                      11,279                     10,840
                                                                     ------------               ------------
                                                                     $    65,020                $    65,119
                                                                     ============               ============

If the FIFO method of inventory valuation had been used on all components, inventories would have been approximately $540 and $549 higher than reported at December 31, 2000 and September 30, 2000, respectively.

NOTE 3 -- ACQUISITIONS

On November 30, 1999, the Company purchased Gregg Industries, Inc. ("Gregg"), a manufacturer of gray and ductile iron castings, for $23,002 (including direct costs of $735 and net of $403 of acquired cash). The acquisition of Gregg was financed through drawings under the Company's Acquisition Loan Facility. Additional purchase consideration of $6,500 was paid in April, 2000 based on Gregg's operating results for the calendar year ended December 31, 1999. Based on parameters contained in the original purchase agreement, it is unlikely that any additional purchase consideration will be paid to Gregg shareholders for the calendar year ended December 31, 2000. Had the acquisition of Gregg occurred as of October 1, 2000 or October 1, 1999, there would have been no material pro forma effect on net sales or net loss for the three months ended December 31, 2000 or 1999.

The acquisition of Gregg has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated on the basis of fair values to the underlying assets acquired and liabilities assumed. The excess of the cost of acquisition over the fair value of the net tangible and identifiable assets acquired has been allocated to goodwill. The operating results of Gregg are included in the consolidated statements of operations since the date of its acquisition.

NOTE 4 -- SALE OF SUBSIDIARY

On October 2, 2000, the Company sold all of the issued and outstanding shares of common stock of Hartley Controls Corporation ("Hartley") for a cash purchase price of $5,500, subject to adjustment as defined in the Stock Purchase Agreement. The disposition of Hartley resulted in a pretax gain of $4,252 which was recognized in the three months ended December 31, 2000. In accordance with the provisions of Accounting Principles Board Opinion No. 30, the results of operations of Hartley have been reported separately as discontinued operations in the consolidated statements of operations. Revenues for Hartley for the three months ended December 31, 1999 were $1,789.

NOTE 5 -- GUARANTOR SUBSIDIARIES

The following tables present condensed consolidating financial information for the three months ended December 31, 2000 and 1999 for: (a) the Company and (b) on a combined basis, the guarantors of the Senior Subordinated Notes, which include all of the wholly owned subsidiaries of the Company (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2000

                                                                                        Subsidiary
                                                                        Company         Guarantors       Eliminations   Consolidated
                                                                        ------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $ 13,329        $     145        $     --       $   13,474
  Accounts receivable, net                                                21,451           34,706              --           56,157
  Inventories                                                             22,155           42,865              --           65,020
  Deferred income taxes                                                    2,069            1,957              --            4,026
  Other current assets                                                     1,231            4,739              --            5,970
                                                                        ------------------------------------------------------------
Total current assets                                                      60,235           84,412              --          144,647

Investments in and advances to subsidiaries                              272,427          (36,169)         (236,258)          --
Property, plant and equipment, net                                        90,684          135,767              --          226,451
Identifiable intangible assets, net                                       30,344           38,475              --           68,819
Goodwill, net                                                            107,109           83,061              --          190,170
Other assets                                                               3,625            5,586              --            9,211
                                                                        ------------------------------------------------------------
                                                                        $564,424        $ 311,132        $ (236,258)    $  639,298
                                                                        ============================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                                      $  6,390        $  23,405        $     --       $   29,795
  Income taxes payable                                                     3,972           (3,232)             --              740
  Accrued liabilities                                                     11,029           11,218              --           22,247
  Current portion of long-term debt                                       11,280             --                --           11,280
  Current portion of capital lease obligations                              --              2,180              --            2,180
                                                                        ------------------------------------------------------------
Total current liabilities                                                 32,671           33,571              --           66,242
Long-term debt                                                           429,449              232           429,681
Capital lease obligations                                                   --              9,631              --            9,631
Deferred income taxes                                                     39,823           27,084              --           66,907
Postretirement benefit obligations                                         5,838             --                --            5,838
Other liabilities                                                          2,373            4,356              --            6,729
Stockholder's equity                                                      54,270          236,258          (236,258)        54,270
                                                                        ------------------------------------------------------------
                                                                        $564,424        $ 311,132        $ (236,258)    $  639,298
                                                                        ============================================================

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2000

                                                                                        Subsidiary
                                                                       Company          Guarantors       Eliminations   Consolidated
                                                                      --------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                           $  16,982         $   2,496        $     --       $   19,478
  Accounts receivable, net                                               29,270            43,603              --           72,873
  Inventories                                                            22,036            43,083              --           65,119
  Refundable income taxes                                                   347              (180)             --              167
  Deferred income taxes                                                    (885)            3,633              --            2,748
  Other current assets                                                    1,391             4,740              --            6,131
                                                                      --------------------------------------------------------------
Total current assets                                                     69,141            97,375              --          166,516

Investments in and advances to subsidiaries                             278,429           (32,318)         (246,111)          --
Property, plant and equipment, net                                       91,509           136,730              --          228,239
Identifiable intangible assets, net                                      31,263            39,503              --           70,766
Goodwill, net                                                           107,846            83,711              --          191,557
Other assets                                                              3,831             5,309              --            9,140
                                                                      --------------------------------------------------------------
                                                                      $ 582,019         $ 330,310        $ (246,111)    $  666,218
                                                                      ==============================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                                    $   7,667         $  23,505        $     --       $   31,172
  Accrued liabilities                                                    21,493            14,340              --           35,833
  Current portion of long-term debt                                      11,280              --                --           11,280
  Current portion of capital lease obligations                             --               2,151              --            2,151
                                                                      --------------------------------------------------------------
Total current liabilities                                                40,440            39,996              --           80,436
Long-term debt                                                          438,095               232              --          438,327
Capital lease obligations                                                  --              10,143              --           10,143
Deferred income taxes                                                    36,868            29,178              --           66,046
Postretirement benefit obligations                                        5,724               394              --            6,118
Other liabilities                                                         2,374             4,256              --            6,630
Stockholder's equity                                                     58,518           246,111          (246,111)        58,518
                                                                      --------------------------------------------------------------
                                                                      $ 582,019         $ 330,310        $ (246,111)     $ 666,218
                                                                      ==============================================================

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2000

                                                                                      Subsidiary
                                                                     Company          Guarantors       Eliminations     Consolidated
                                                                     ---------------------------------------------------------------
Net sales                                                            $ 36,590         $  79,178        $   (1,198)      $  114,570
Cost of sales                                                          26,497            75,550            (1,198)         100,849
                                                                     ---------------------------------------------------------------
Gross profit                                                           10,093             3,628               --            13,721

Selling, general and administrative expense                             3,286             5,749               --             9,035
Amortization of intangible assets                                       1,229             1,676               --             2,905
Gain on disposal of equipment                                             --                (32)              --               (32)
                                                                     ---------------------------------------------------------------
Operating income                                                        5,578            (3,765)              --             1,813
Net interest expense                                                   (5,067)           (7,110)              --           (12,177)
                                                                     ---------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes and equity in earnings
  of subsidiaries                                                         511           (10,875)              --           (10,364)
Provision (credit) for income taxes                                       501            (4,065)              --            (3,564)
                                                                     ---------------------------------------------------------------
                                                                           10            (6,810)              --            (6,800)
Equity in earnings of subsidiaries                                     (6,810)              --              6,810              --
                                                                     ---------------------------------------------------------------
Loss from continuing operations                                        (6,800)           (6,810)            6,810           (6,800)
Gain on sale of discontinued operations,
  net of tax                                                            2,552               --                --             2,552
                                                                     ---------------------------------------------------------------
Net loss                                                             $ (4,248)        $  (6,810)       $    6,810       $   (4,248)
                                                                     ===============================================================

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 1999

                                                                                      Subsidiary
                                                                     Company          Guarantors       Eliminations     Consolidated
                                                                     ---------------------------------------------------------------
Net sales                                                            $ 46,082         $  82,032        $  (1,680)       $  126,434
Cost of sales                                                          31,908            76,185           (1,680)          106,413
                                                                     ---------------------------------------------------------------
Gross profit                                                           14,174             5,847             --              20,021

Selling, general and administrative expense                             3,469             5,409             --               8,878
Amortization of intangible assets                                       1,229             1,478             --               2,707
                                                                     ---------------------------------------------------------------
Operating income                                                        9,476            (1,040)            --               8,436

Net interest expense                                                   (5,378)           (6,125)            --             (11,503)
                                                                     ---------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes and equity in earnings
  of subsidiaries                                                       4,098            (7,165)            --              (3,067)
Provision (credit) for income taxes                                     1,934            (2,274)            --                (340)
                                                                     ---------------------------------------------------------------
                                                                        2,164            (4,891)            --              (2,727)
Equity in earnings of subsidiaries                                     (4,755)            4,755             --
                                                                     ---------------------------------------------------------------
Loss from continuing operations                                        (2,591)           (4,891)           4,755            (2,727)
Income from discontinued operations, net
  of tax                                                                 --                 136             --                 136
                                                                     ---------------------------------------------------------------
Net loss                                                             $ (2,591)        $  (4,755)       $   4,755        $   (2,591)
                                                                     ===============================================================

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2000

                                                                                         Subsidiary
                                                                          Company        Guarantors     Eliminations    Consolidated
                                                                         -----------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                 $ (4,248)       $ (6,810)      $    6,810      $  (4,248)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                                            3,359           7,151             --           10,510
   Amortization of deferred financing costs and
      premium on notes                                                        272            --               --              272
   Gain on sale of discontinued operations                                 (2,552)           --               --           (2,552)
   Deferred income taxes                                                     (207)           (418)            --             (625)
   Changes in operating assets and liabilities                             (1,527)          1,911             --              384
                                                                         -----------------------------------------------------------
Net cash provided by (used in)
   operating activities                                                    (4,903)          1,834            6,810          3,741

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                                 6,002             808           (6,810)          --
Purchase of property, plant and equipment                                  (1,305)         (4,510)            --           (5,815)
Proceeds from sale of discontinued operations                               5,044            --               --            5,044
                                                                         -----------------------------------------------------------
Net cash provided by (used in)
   investing activities                                                     9,741          (3,702)          (6,810)          (771)

FINANCING ACTIVITIES
Payments on long-term debt and capital
  lease obligations                                                        (8,491)           (483)            --           (8,974)
                                                                         -----------------------------------------------------------
Net cash used in financing activities                                      (8,491)           (483)            --           (8,974)
                                                                         -----------------------------------------------------------

Decrease in cash and cash equivalents                                      (3,653)         (2,351)            --           (6,004)
Cash and cash equivalents at beginning
  of year                                                                  16,982           2,496             --           19,478
                                                                         -----------------------------------------------------------
Cash and cash equivalents at end of year                                 $ 13,329        $    145       $     --        $  13,474
                                                                         ===========================================================

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 1999

                                                                                         Subsidiary
                                                                          Company        Guarantors     Eliminations    Consolidated
                                                                         -----------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                 $ (2,591)       $  (4,755)     $    4,755      $  (2,591)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                                            3,330            6,323            --            9,653
   Amortization of deferred financing costs and
      premium on notes                                                        271             --              --              271
   Deferred income taxes                                                     --               (247)           --             (247)
   Changes in operating assets and liabilities                             (1,360)          (1,981)     $     --           (3,341)
                                                                         -----------------------------------------------------------
Net cash provided by (used in)
   operating activities                                                      (350)            (660)          4,755          3,745

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                               (27,977)          32,732          (4,755)          --
Purchase of property, plant and equipment                                  (2,112)          (5,339)           --           (7,451)
Acquisition of business                                                      --            (23,002)           --          (23,002)
                                                                         -----------------------------------------------------------
Net cash provided by (used in)
  investing activities                                                    (30,089)           4,391          (4,755)       (30,453)

FINANCING ACTIVITIES
Proceeds from long-term debt                                               25,000             --              --           25,000
Payments on long-term debt and capital
  lease obligations                                                        (1,011)             (69)           --           (1,080)
                                                                         -----------------------------------------------------------
Net cash provided by financing activities                                  23,989              (69)           --           23,920
                                                                         -----------------------------------------------------------

Increase (decrease) in cash and cash equivalents                           (6,450)           3,662            --           (2,788)
Cash and cash equivalents at beginning
  of year                                                                  15,852            1,516            --           17,368
                                                                         -----------------------------------------------------------
Cash and cash equivalents at end of year                                 $  9,402         $  5,178      $     --        $  14,580
                                                                         ===========================================================

NOTE 6 -- SEGMENT INFORMATION

The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells castings for the industrial and municipal markets, while the Forgings segment manufactures forged components for the industrial market. The Other segment includes machining operations and freight hauling.

                                                                                                Three months ended
                                                                                                   December 31,
                                                                                            --------------------------
                                                                                               2000            1999
                                                                                            ----------      ----------
Revenues from external customers:
  Castings                                                                                  $ 106,367       $ 116,199
  Forgings                                                                                      5,785           7,993
  Other                                                                                         5,979           6,916
  Elimination of intersegment revenues                                                         (3,561)         (4,674)
                                                                                            ---------       ---------
Consolidated                                                                                $ 114,570       $ 126,434
                                                                                            =========       =========

Income (loss) from continuing operations:
  Castings                                                                                  $ (11,440)      $  (6,179)
  Forgings                                                                                     (1,984)         (1,031)
  Other                                                                                          (186)            179
  Elimination of intersegment income                                                            6,810           4,304
                                                                                            ---------       ---------
Consolidated                                                                                $  (6,800)      $  (2,727)
                                                                                            =========       =========

                                                                                           December 31,     September 30,
                                                                                               2000             2000
                                                                                           ------------     -------------
Identifiable Assets:
  Castings                                                                                  $ 802,640         $ 832,256
  Forgings                                                                                     52,956            57,933
  Other                                                                                        13,984            19,654
  Elimination of intersegment assets                                                         (230,282)         (243,625)
                                                                                            ---------         ---------
Total consolidated assets                                                                   $ 639,298         $ 666,218
                                                                                            =========         =========

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

The following discussions compare the results of operations of the Company for the three months ended December 31, 2000, to the results of the operations of the Company for the three months ended December 31, 1999.

RESULTS OF OPERATIONS  (dollars in thousands)

Three Months Ended December 31, 2000 and 1999

Net sales. Net sales for the three months ended December 31, 2000 were $114,570 which are $11,864 or 9.4% lower than the quarter ended December 31, 1999. The decrease in net sales resulted from a dramatic reduction in demand for industrial castings required for the heavy duty truck market.

Gross profit. Gross profit for the three months ended December 31, 2000 was $13,721, a decrease of $6,300, or 31.5%, as compared to the quarter ended December 31, 1999. Gross profit as a percentage of net sales decreased to 12.0% for the three months ended December 31, 2000 from 15.8% for the quarter ended December 31, 1999. The decrease in gross profit resulted from lower sales volume noted above, increased energy prices, and an inability to implement sufficient overhead spending reductions necessary to offset the decreased level of absorption of manufacturing costs at lower production volumes.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended December 31, 2000 were $9,035, an increase of $157, or 1.8%, as compared to the $8,878 for the quarter ended December 31, 1999. The increase was due to the recognition of severance benefits payable to certain terminated employees and the inclusion of Gregg's operating expenses for the entire period in 2000, partially offset by decreased corporate expense and the implementation of other cost cutting measures. As a percentage of net sales, selling, general and administrative expenses increased from 7.0% for the quarter ended December 31, 1999 to 7.9% for the three months ended December 31, 2000.

Amortization of intangible assets. Amortization of intangible assets was $2,905 for the three months ended December 31, 2000, an increase of $198, or 7.3%, as compared to the $2,707 for the quarter ended December 31, 1999. The increase is due to the increased amortization of goodwill and identifiable intangible assets of Gregg.

Operating income. Operating income was $1,813 for the three months ended December 31, 2000, a decrease of $6,623, or 78.5%, from the quarter ended December 31, 1999. The decrease in operating income was caused by the reasons discussed above under gross profit. As a percentage of net sales, operating income decreased from 6.7% for the quarter ended December 31, 1999 to 1.6% for the three months ended December 31, 2000.

Net interest expense. Net interest expense was $12,177 for the three months ended December 31, 2000 compared to $11,503 for the quarter ended December 31, 1999. The increased interest expense resulted from the interest on the drawings under the Company's Senior Bank Facilities which were outstanding for the entire quarter ended December 31, 2000 as compared to one month during the quarter ended December 31, 1999. These borrowings were used to finance the purchase of Gregg on November 30, 1999.

Provision for income taxes. The provision for income taxes for the three months ended December 31, 2000 and 1999 is higher than the amount computed by applying the statutory rate of approximately 40% to income before income taxes mainly due to the amortization of goodwill which is not deductible for income tax purposes.

Discontinued operations. On October 2, 2000, the Company sold the common stock of Hartley. The disposition of Hartley resulted in a gain of $2,552, net of tax, which was recognized in the three months ended December 31, 2000. The results of operations of Hartley have been reported separately as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

The Company has outstanding $282.0 million principal of 11 1/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"). In addition, the Company has entered into a credit agreement (the "Senior Bank Facility" or "Credit Agreement") providing for term loans, an Acquisition Loan Facility, and a Revolving Credit Facility of up to $50.0 million. At December 31, 2000, there are no borrowings outstanding on the Revolving Credit Facility, $24.5 million principal amount outstanding on the Acquisition Loan Facility and $130.1 million principal outstanding under the term loans.


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

For the three months ended December 31, 2000 and December 31, 1999, capital expenditures were $5,815 and $7,451, respectively. The decrease in capital expenditures of $1,636 was the result of tighter spending controls placed on capital expenditures during the three months ended December 31, 2000.

The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under its Senior Bank Facilities. Net cash from operating activities for the three months ended December 31, 2000 was $3,741, a decrease of $4 from $3,745 for the three months ended December 31, 1999. The decrease in net cash from operating activities was the result of decreased operating results, partially offset by improved control of inventory balances.

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

     Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Senior Bank Facilities. If market interest rates for such borrowings change by 1% during the remainder of the fiscal year ended September 30, 2001, the Company's interest expense would increase or decrease by approximately $1.2 million. This analysis does not consider the effects of changes in the level of overall economic activity that could occur due to interest rate changes. Further, in the event of an upward change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

                             NEENAH FOUNDRY COMPANY
                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
      None.

Item 2. CHANGES IN SECURITIES
      None.

Item 3. DEFAULTS UPON SENIOR SECURITIES
      None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

Item 5. OTHER INFORMATION
      None.

ITEM   6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       Exhibit 10 - Material Contracts

         Stock Purchase Agreement dated as of October 2, 2000 by and between Neenah Foundry Company (as Seller) and Simpson Technologies Corporation (as Buyer)

(b) Reports on Form 8-K

       None.






SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NEENAH FOUNDRY COMPANY


DATE: February 9, 2001        /s/ Gary LaChey
                             ---------------------------------------------------
                             Gary LaChey
                             Vice President-Finance, Secretary & Treasurer (Principal Financial Officer and Duly Authorized Officer)