Form 10-Q
period 2001-03-31
NEENAH FOUNDRY CO
filed 2001-05-14
CIK 1040599

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF  1934
    For the transition period from                        to
                                  -----------------------    -------------------

Commission File Number 333-28751

                             NEENAH FOUNDRY COMPANY
          (Exact name of each registrant as it appears in its charter)

     Wisconsin                                                 39-1580331
(State or other jurisdiction of                         (IRS Employer ID Number)
 incorporation or organization)


2121 Brooks Avenue,  P.O. Box 729, Neenah, Wisconsin                    54957
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

Common Stock, Class A, $100 par value- 1,000 shares as of April 30, 2001

Common Stock, Class B, $100 par value- 0 shares as of April 30, 2001

                             NEENAH FOUNDRY COMPANY
                                 Form 10-Q Index
                      For the Quarter Ended March 31, 2001

                                                                                                                   Page
                                                                                                                   ----
Part 1. Financial Information
    Item 1. Financial Statements
            Condensed consolidated balance sheets -- March 31, 2001 and September 30, 2000                            3
            Condensed consolidated statements of operations -- Three and six months ended March 31, 2001
                and 2000                                                                                              4
            Condensed consolidated statements of cash flows  --  Six months ended March 31, 2001 and 2000             5
            Notes to condensed consolidated financial statements -- March 31, 2001                                    6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of                               15
           Operations

    Item 3. Quantitative and Qualitative Disclosures About Market Risk                                               18

Part II.  Other Information
    Item 1. Legal Proceedings                                                                                        19
    Item 2. Changes in Securities                                                                                    19
    Item 3. Defaults upon Senior Securities                                                                          19
    Item 4. Submission of Matters to a Vote of Security Holders                                                      19
    Item 5. Other Information                                                                                        19
    Item 6. Exhibits and Reports on Form 8-K                                                                         19

Signatures                                                                                                           19

                             NEENAH FOUNDRY COMPANY
                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                                    March 31            September 30
                                                                                                      2001                 2000(1)
                                                                                                  -----------           ------------
                                                                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ..........................................................             $    --               $  19,478
  Accounts receivable, net ...........................................................                59,111                72,873
  Inventories ........................................................................                75,260                65,119
  Refundable income taxes ............................................................                 2,409                   167
  Deferred income taxes ..............................................................                 4,026                 2,748
  Other current assets ...............................................................                 4,879                 6,131
                                                                                                   ---------             ---------
                     Total current assets ............................................               145,685               166,516

Property, plant and equipment ........................................................               305,542               295,562
Less accumulated depreciation ........................................................                82,086                67,323
                                                                                                   ---------             ---------
                                                                                                     223,456               228,239

Identifiable intangible assets, net ..................................................                67,761                70,766
Goodwill, net ........................................................................               188,788               191,557
Other assets .........................................................................                 8,932                 9,140
                                                                                                   ---------             ---------
                                                                                                   $ 634,622             $ 666,218
                                                                                                   =========             =========
LIABILITIES AND STOCKHOLDER'S EQUITY Current liabilities:
  Accounts payable ...................................................................             $  28,937             $  31,172
  Accrued liabilities ................................................................                30,629                35,833
  Current portion of long-term debt ..................................................                11,280                11,280
  Current portion of capital lease obligation ........................................                 2,351                 2,151
                                                                                                   ---------             ---------
                     Total current liabilities .......................................                73,197                80,436

Long-term debt .......................................................................               426,440               438,327
Capital lease obligations ............................................................                 8,909                10,143
Deferred income taxes ................................................................                66,322                66,046
Postretirement benefit obligations ...................................................                 5,952                 6,118
Other liabilities ....................................................................                 6,373                 6,630
                                                                                                   ---------             ---------
                     Total liabilities ...............................................               587,193               607,700

Commitments and contingencies

STOCKHOLDER'S EQUITY:
    Preferred stock, par value $100 per share -- authorized
         3,000 shares no shares issued or outstanding ................................                  --                    --
    Common stock, par value $100 per share --
         authorized 11,000 shares, issued
         and outstanding 1,000 shares ................................................                   100                   100
  Additional paid in capital .........................................................                51,317                51,317
  Retained earnings (accumulated deficit) ............................................                (3,899)                7,190
  Accumulated other comprehensive loss ...............................................                   (89)                  (89)
                                                                                                   ---------             ---------
                     Total stockholder's equity ......................................                47,429                58,518
                                                                                                   ---------             ---------
                                                                                                   $ 634,622             $ 666,218
                                                                                                   =========             =========

See notes to condensed consolidated financial statements

(1) The balance sheet as of September 30, 2000 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                                           Three Months Ended                Six Months Ended
                                                                                March 31,                         March 31,
                                                                       --------------------------        --------------------------
                                                                         2001             2000             2001             2000
                                                                       ---------        ---------        ---------        ---------
                                                                               (Unaudited)                      (Unaudited)
Net sales ......................................................       $ 112,584        $ 142,662        $ 227,154        $ 269,096
Cost of sales ..................................................          99,942          118,526          200,791          224,939
                                                                       ---------        ---------        ---------        ---------
Gross profit ...................................................          12,642           24,136           26,363           44,157
Selling, general and administrative expenses ...................           8,180            9,980           17,215           18,858
Amortization of intangible assets ..............................           2,905            2,726            5,810            5,433
Gain on disposal of equipment ..................................             (78)            --               (110)            --
                                                                       ---------        ---------        ---------        ---------
Total operating expenses .......................................          11,007           12,706           22,915           24,291
                                                                       ---------        ---------        ---------        ---------
Operating income ...............................................           1,635           11,430            3,448           19,866
Net interest expense ...........................................         (12,068)         (11,804)         (24,245)         (23,307)
                                                                       ---------        ---------        ---------        ---------
Loss from continuing operations before income taxes ............         (10,433)            (374)         (20,797)          (3,441)
Income tax provision (benefit) .................................          (3,592)             525           (7,156)             185
                                                                       ---------        ---------        ---------        ---------
Loss from continuing operations ................................          (6,841)            (899)         (13,641)          (3,626)
Gain on sale of discontinued operations, net of tax ............            --               --              2,552             --
Income (loss) from discontinued operations, net of tax .........            --                (11)            --                125
                                                                       ---------        ---------        ---------        ---------
Net loss .......................................................       $  (6,841)       $    (910)       $ (11,089)       $  (3,501)
                                                                       =========        =========        =========        =========


See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                             Six Months Ended
                                                                                                                March 31,
                                                                                                      -----------------------------
                                                                                                        2001                 2000
                                                                                                      --------             --------
                                                                                                                (Unaudited)
OPERATING ACTIVITIES
Net loss .................................................................................            $(11,089)            $ (3,501)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization .........................................................              21,052               19,553
   Amortization of deferred financing costs and premium on notes .........................                 560                  541
   Gain on sale of discontinued operations ...............................................              (2,552)                --
   Deferred income taxes .................................................................              (1,210)                (259)
   Changes in operating assets and liabilities ...........................................              (7,307)              (3,863)
                                                                                                      --------             --------
        Net cash provided by (used in) operating
        activities .......................................................................                (546)              12,471

INVESTING ACTIVITIES
Purchase of property, plant and equipment ................................................             (10,459)             (14,743)
Acquisition of Gregg Industries, Inc., net of cash acquired ..............................                --                (23,002)
Proceeds from sale of Hartley Controls Corporation, net of fees ..........................               5,044                 --
                                                                                                      --------             --------
        Net cash used in investing
        activities .......................................................................              (5,415)             (37,745)

FINANCING ACTIVITIES
Proceeds from long-term debt .............................................................                --                 26,470
Payments on long-term debt and capital lease obligations .................................             (12,610)              (2,864)
Debt issuance costs ......................................................................                (907)                --
                                                                                                      --------             --------
        Net cash provided by (used in) financing
        activities .......................................................................             (13,517)              23,606
                                                                                                      --------             --------
Decrease in cash and cash equivalents ....................................................             (19,478)              (1,668)
Cash and cash equivalents at beginning of period .........................................              19,478               17,368
                                                                                                      --------             --------
Cash and cash equivalents at end of period ...............................................            $   --               $ 15,700
                                                                                                      ========             ========


See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2001
                                 (In thousands)


NOTE 1 -- BASIS OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments ) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah Foundry Company's Annual Report on Form 10-K for the year ended September 30, 2000.

NOTE 2 -- INVENTORIES

The components of inventories are as follows:

                                                                                                   March 31,          September 30,
                                                                                                     2001                 2000
                                                                                                 ------------         -------------
Raw materials ................................................................                   $     10,604         $      10,333
Work in process and finished goods ...........................................                         52,784                43,946
Supplies .....................................................................                         11,872                10,840
                                                                                                 ------------         -------------
                                                                                                 $     75,260         $      65,119
                                                                                                 ============         =============

If the FIFO method of inventory valuation had been used on all components, inventories would have been approximately $202 and $549 higher than reported at March 31, 2001 and September 30, 2000, respectively.

NOTE 3 -- ACQUISITIONS

On November 30, 1999, the Company purchased Gregg Industries, Inc. ("Gregg"), a manufacturer of gray and ductile iron castings, for $23,002 (including direct costs of $735 and net of $403 of acquired cash). The acquisition of Gregg was financed through drawings under the Company's Acquisition Loan Facility. Additional purchase consideration of $6,500 was paid in April, 2000 based on Gregg's operating results for the calendar year ended December 31, 1999. Had the acquisition of Gregg occurred as of October 1, 1999, there would have been no material pro forma effect on net sales or net loss for the three and six months March 31, 2000.

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

NOTE 4 -- SALE OF SUBSIDIARY

On October 2, 2000, the Company sold all of the issued and outstanding shares of common stock of Hartley Controls Corporation ("Hartley") for a cash purchase price of $5,500, subject to adjustment as defined in the Stock Purchase Agreement. The disposition of Hartley resulted in a pretax gain of $4,252 which was recognized in the three months ended December 31, 2000. In accordance with the provisions of Accounting Principles Board Opinion No. 30, the results of operations of Hartley have been reported separately as discontinued operations in the consolidated statements of operations. Revenues for Hartley for the three and six months ended March 31, 2000 were $1,095 and $2,884, respectively.

NOTE 5 -- GUARANTOR SUBSIDIARIES

The following tables present condensed consolidating financial information for the three and six month periods ended March 31, 2001 and 2000 for: (a) the Company and (b) on a combined basis, the guarantors of the Senior Subordinated Notes, which include all of the wholly owned subsidiaries of the Company (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2001

                                                                                   Subsidiary
                                                                  Company          Guarantors       Eliminations     Consolidated
                                                                 -------------------------------------------------------------------
ASSETS
Current assets:
  Accounts receivable, net                                       $  21,167         $  37,944         $    --           $ 59,111
  Inventories                                                       25,648            49,612              --             75,260
  Refundable income taxes                                           (3,565)            5,974              --              2,409
  Deferred income taxes                                              2,069             1,957              --              4,026
  Other current assets                                                 936             3,943              --              4,879
                                                                 -------------------------------------------------------------------
Total current assets                                                46,255            99,430              --            145,685

Investments in and advances to subsidiaries                        281,535           (50,797)         (230,738)            --
Property, plant and equipment, net                                  89,734           133,722              --            223,456
Identifiable intangible assets, net                                 30,314            37,447              --             67,761
Goodwill, net                                                      106,372            82,416              --            188,788
Other assets                                                         3,475             5,457              --              8,932
                                                                 -------------------------------------------------------------------
                                                                 $ 557,685         $ 307,675         $(230,738)        $634,622
                                                                 ===================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                               $   5,300         $  23,637         $    --           $ 28,937
  Accrued liabilities                                               19,321            11,308              --             30,629
  Current portion of long-term debt                                 11,280              --                --             11,280
  Current portion of capital lease obligations                        --               2,351              --              2,351
                                                                 -------------------------------------------------------------------
Total current liabilities                                           35,901            37,296              --             73,197
Long-term debt                                                     426,207               233                            426,440
Capital lease obligations                                             --               8,909              --              8,909
Deferred income taxes                                               39,823            26,499              --             66,322
Postretirement benefit obligations                                   5,952              --                --              5,952
Other liabilities                                                    2,373             4,000              --              6,373
Stockholder's equity                                                47,429           230,738          (230,738)          47,429
                                                                 -------------------------------------------------------------------
                                                                 $ 557,685         $ 307,675         $(230,738)        $634,622
                                                                 ===================================================================

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2000

                                                                                   Subsidiary
                                                                  Company          Guarantors       Eliminations     Consolidated
                                                                 -------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                      $  16,982         $   2,496         $    --           $ 19,478
  Accounts receivable, net                                          29,270            43,603              --             72,873
  Inventories                                                       22,036            43,083              --             65,119
  Refundable income taxes                                              347              (180)             --                167
  Deferred income taxes                                               (885)            3,633              --              2,748
  Other current assets                                               1,391             4,740              --              6,131
                                                                 -------------------------------------------------------------------
Total current assets                                                69,141            97,375              --            166,516

Investments in and advances to subsidiaries                        278,429           (32,318)         (246,111)            --
Property, plant and equipment, net                                  91,509           136,730              --            228,239
Identifiable intangible assets, net                                 31,263            39,503              --             70,766
Goodwill, net                                                      107,846            83,711              --            191,557
Other assets                                                         3,831             5,309              --              9,140
                                                                 -------------------------------------------------------------------
                                                                 $ 582,019         $ 330,310         $(246,111)        $666,218
                                                                 ===================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                               $   7,667         $  23,505         $    --           $ 31,172
  Accrued liabilities                                               21,493            14,340              --             35,833
  Current portion of long-term debt                                 11,280              --                --             11,280
  Current portion of capital lease obligations                        --               2,151              --              2,151
                                                                 -------------------------------------------------------------------
Total current liabilities                                           40,440            39,996              --             80,436
Long-term debt                                                     438,095               232              --            438,327
Capital lease obligations                                             --              10,143              --             10,143
Deferred income taxes                                               36,868            29,178              --             66,046
Postretirement benefit obligations                                   5,724               394              --              6,118
Other liabilities                                                    2,374             4,256              --              6,630
Stockholder's equity                                                58,518           246,111          (246,111)          58,518
                                                                 -------------------------------------------------------------------
                                                                 $ 582,019         $ 330,310         $(246,111)        $666,218
                                                                 ===================================================================

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2001

                                                                                  Subsidiary
                                                                 Company          Guarantors       Eliminations     Consolidated
                                                                 -------------------------------------------------------------------
Net sales                                                        $ 69,570         $ 159,786         $ (2,202)        $ 227,154
Cost of sales                                                      51,554           151,439           (2,202)          200,791
                                                                 -------------------------------------------------------------------
Gross profit                                                       18,016             8,347             --              26,363

Selling, general and administrative expense                         6,811            10,404             --              17,215
Amortization of intangible assets                                   2,459             3,351             --               5,810
Gain on disposal of equipment                                         (61)              (49)            --                (110)
                                                                 -------------------------------------------------------------------
Operating income (loss)                                             8,807            (5,359)            --               3,448

Net interest expense                                              (10,002)          (14,243)            --             (24,245)
                                                                 -------------------------------------------------------------------
Loss from continuing operations before
  income taxes and equity in loss
  of subsidiaries                                                  (1,195)          (19,602)            --             (20,797)
Income tax provision (benefit)                                        113            (7,269)            --              (7,156)
                                                                 -------------------------------------------------------------------
                                                                   (1,308)          (12,333)            --             (13,641)
Equity in loss of subsidiaries                                    (12,333)             --             12,333              --
Loss from continuing operations                                   (13,641)          (12,333)          12,333           (13,641)
                                                                 -------------------------------------------------------------------
Gain on sale of discontinued operations,
  net of tax                                                        2,552              --               --               2,552
                                                                 -------------------------------------------------------------------
Net loss                                                         $(11,089)        $ (12,333)        $ 12,333         $ (11,089)
                                                                 ===================================================================


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2000

                                                                                  Subsidiary
                                                                 Company          Guarantors       Eliminations     Consolidated
                                                                 -------------------------------------------------------------------
Net sales                                                        $ 90,713         $ 181,883         $(3,500)        $ 269,096
Cost of sales                                                      63,808           164,631          (3,500)          224,939
                                                                 -------------------------------------------------------------------
Gross profit                                                       26,905            17,252            --              44,157

Selling, general and administrative expense                         7,305            11,553            --              18,858
Amortization of intangible assets                                   2,459             2,974            --               5,433
                                                                 -------------------------------------------------------------------
Operating income                                                   17,141             2,725            --              19,866

Net interest expense                                              (10,521)          (12,786)           --             (23,307)
                                                                 -------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes and equity in loss
  of subsidiaries                                                   6,620           (10,061)           --              (3,441)
Income tax provision (benefit)                                      3,239            (3,054)           --                 185
                                                                 -------------------------------------------------------------------
                                                                    3,381            (7,007)           --              (3,626)
Equity in loss of subsidiaries                                     (7,007)                            7,007               --
                                                                 -------------------------------------------------------------------
Loss from continuing operations                                    (3,626)           (7,007)          7,007            (3,626)
Income from discontinued operations, net
  of tax                                                              125              --              --                 125
                                                                 -------------------------------------------------------------------
Net loss                                                         $ (3,501)        $  (7,007)        $ 7,007         $  (3,501)
                                                                 ===================================================================

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001

                                                                                  Subsidiary
                                                                 Company          Guarantors       Eliminations     Consolidated
                                                                 -------------------------------------------------------------------
Net sales                                                        $ 32,980          $ 80,608          $(1,004)         $ 112,584
Cost of sales                                                      25,057            75,889           (1,004)            99,942
                                                                 -------------------------------------------------------------------
Gross profit                                                        7,923             4,719             --               12,642

Selling, general and administrative expense                         3,525             4,655             --                8,180
Amortization of intangible assets                                   1,230             1,675             --                2,905
Gain on disposal of equipment                                         (61)              (17)            --                  (78)
                                                                 -------------------------------------------------------------------
Operating income (loss)                                             3,229            (1,594)            --                1,635

Net interest expense                                               (4,935)           (7,133)            --              (12,068)
                                                                 -------------------------------------------------------------------
Loss before income taxes and
  equity in loss of subsidiaries                                   (1,706)           (8,727)            --              (10,433)
Income tax benefit                                                   (388)           (3,204)            --               (3,592)
                                                                 -------------------------------------------------------------------
                                                                   (1,318)           (5,523)            --               (6,841)
Equity in loss of subsidiaries                                     (5,523)             --              5,523               --
                                                                 -------------------------------------------------------------------
Net loss                                                         $ (6,841)         $ (5,523)         $ 5,523          $  (6,841)
                                                                 ===================================================================


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000

                                                                                  Subsidiary
                                                                 Company          Guarantors       Eliminations     Consolidated
                                                                 -------------------------------------------------------------------
Net sales                                                        $ 44,631         $ 99,851         $(1,820)        $ 142,662
Cost of sales                                                      31,900           88,446          (1,820)          118,526
                                                                 -------------------------------------------------------------------
Gross profit                                                       12,731           11,405            --              24,136

Selling, general and administrative expense                         3,836            6,144            --               9,980
Amortization of intangible assets                                   1,230            1,496            --               2,726
                                                                 -------------------------------------------------------------------
Operating income                                                    7,665            3,765            --              11,430

Net interest expense                                               (5,143)          (6,661)           --             (11,804)
                                                                 -------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes and equity in loss
  of subsidiaries                                                   2,522           (2,896)           --                (374)
Income tax provision (benefit)                                      1,305             (780)           --                 525
                                                                 -------------------------------------------------------------------
                                                                    1,217           (2,116)           --                (899)
Equity in loss of subsidiaries                                     (2,116)            --             2,116              --
                                                                 -------------------------------------------------------------------
Loss from continuing operations                                      (899)          (2,116)          2,116              (899)
Loss from discontinued operations, net of tax                         (11)            --              --                 (11)
                                                                 -------------------------------------------------------------------
Net loss                                                         $   (910)        $ (2,116)        $ 2,116         $    (910)
                                                                 ===================================================================

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2001

                                                                                  Subsidiary
                                                                  Company         Guarantors       Eliminations     Consolidated
                                                                 -------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                         $(11,089)         $(12,333)         $ 12,333         $(11,089)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                    6,719            14,333              --             21,052
   Amortization of deferred financing costs and
      premium on notes                                                560              --                --                560
   Gain on sale of discontinued operations                         (2,552)             --                --             (2,552)
   Deferred income taxes                                             (207)           (1,003)             --             (1,210)
   Changes in operating assets and liabilities                      2,617            (9,924)             --             (7,307)
                                                                 -------------------------------------------------------------------
Net cash used in
   operating activities                                            (3,952)           (8,927)           12,333             (546)

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                        (3,105)           15,438           (12,333)            --
Purchase of property, plant and equipment                          (2,485)           (7,974)             --            (10,459)
Proceeds from sale of discontinued operations                       5,044              --                --              5,044
                                                                 -------------------------------------------------------------------
Net cash provided by (used in)
   investing activities                                              (546)            7,464           (12,333)          (5,415)

FINANCING ACTIVITIES
Payments on long-term debt and capital
  lease obligations                                               (11,577)           (1,033)             --            (12,610)
Debt issuance costs                                                  (907)             --                --               (907)
                                                                 -------------------------------------------------------------------
Net cash used in financing activities                             (12,484)           (1,033)             --            (13,517)
                                                                 -------------------------------------------------------------------

Decrease in cash and cash equivalents                             (16,982)           (2,496)             --            (19,478)
Cash and cash equivalents at beginning
  of year                                                          16,982             2,496              --             19,478
                                                                 -------------------------------------------------------------------
Cash and cash equivalents at end of year                         $   --            $   --            $   --           $   --
                                                                 ===================================================================

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2000

                                                                                  Subsidiary
                                                                  Company         Guarantors       Eliminations     Consolidated
                                                                 -------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                         $ (3,501)        $ (7,007)        $      7,007     $     (3,501)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                                    6,660           12,893                 --             19,553
   Amortization of deferred financing costs and
      premium on notes                                                541             --                   --                541
   Deferred income taxes                                             --               (259)                --               (259)
   Changes in operating assets and liabilities                      3,417           (7,280)                --             (3,863)
                                                                 -------------------------------------------------------------------
Net cash provided by (used in)
   operating activities                                             7,117           (1,653)               7,007           12,471

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                       (31,860)          38,867               (7,007)            --
Purchase of property, plant and equipment                          (3,165)         (11,578)                --            (14,743)
Acquisition of business                                              --            (23,002)                --            (23,002)
                                                                 -------------------------------------------------------------------
Net cash provided by (used in)
   investing activities                                           (35,025)           4,287               (7,007)         (37,745)

FINANCING ACTIVITIES
Proceeds from long-term debt                                       25,000            1,470                 --             26,470
Payments on long-term debt and capital
  lease obligations                                                (2,526)            (338)                --             (2,864)
                                                                 -------------------------------------------------------------------
Net cash provided by financing activities                          22,474            1,132                 --             23,606
                                                                 -------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                   (5,434)           3,766                 --             (1,668)
Cash and cash equivalents at beginning
  of year                                                          15,852            1,516                 --             17,368
                                                                 -------------------------------------------------------------------
Cash and cash equivalents at end of year                         $ 10,418         $  5,282         $       --       $     15,700
                                                                 ===================================================================

NOTE 6 -- SEGMENT INFORMATION

The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells castings for the industrial and municipal markets, while the Forgings segment manufactures forged components for the industrial market. The Other segment includes machining operations and freight hauling.


                                                                 Three months ended                  Six months ended
                                                                      March 31,                          March 31,
                                                            ---------------------------         ---------------------------
                                                              2001              2000              2001              2000
                                                            ---------         ---------         ---------         ---------
Revenues from external customers:
  Castings                                                  $ 101,233         $ 118,757         $ 207,600         $ 234,956
  Forgings                                                      6,605             9,783            12,390            17,776
  Other                                                         5,650            18,811            11,629            25,727
  Elimination of intersegment revenues                           (904)           (4,689)           (4,465)           (9,363)
                                                            ---------         ---------         ---------         ---------
Consolidated                                                $ 112,584         $ 142,662         $ 227,154         $ 269,096
                                                            =========         =========         =========         =========

Income (loss) from continuing operations:
  Castings                                                  $ (10,875)        $  (1,557)        $ (22,315)        $  (7,736)
  Forgings                                                     (1,285)           (1,031)           (3,269)           (2,062)
  Other                                                          (203)             (888)             (389)             (709)
  Elimination of intersegment income                            5,522             2,577            12,332             6,881
                                                            ---------         ---------         ---------         ---------
Consolidated                                                $  (6,841)        $    (899)        $ (13,641)        $  (3,626)
                                                            =========         =========         =========         =========


                                                                                                March 31,       September 30,
                                                                                                  2001              2000
                                                                                                ---------       -------------
Identifiable Assets:
  Castings                                                                                      $ 789,057         $ 832,256
  Forgings                                                                                         51,136            57,933
  Other                                                                                            15,705            19,654
  Elimination of intersegment assets                                                             (221,276)         (243,625)
                                                                                                ---------         ---------
Total consolidated assets                                                                       $ 634,622         $ 666,218
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

The following discussions compare the results of operations of the Company for the three and six months ended March 31, 2001, to the results of the operations of the Company for the three and six months ended March 31, 2000.

RESULTS OF OPERATIONS  (dollars in thousands)

Three Months Ended March 31, 2001 and 2000

Net sales. Net sales for the three months ended March 31, 2001 were $112,584 which are $30,078 or 21.1% lower than the quarter ended March 31, 2000. The decrease in net sales resulted from continued significant weakness in the demand for industrial castings used for the heavy duty truck market and an overall slowing of demand for castings in our other major markets.

Gross profit. Gross profit for the three months ended March 31, 2001 was $12,642, a decrease of $11,494, or 47.6%, as compared to the quarter ended March 31, 2000. Gross profit as a percentage of net sales decreased to 11.2% for the three months ended March 31, 2001 from 16.9% for the quarter ended March 31, 2000. The decrease in gross profit resulted from lower sales volume noted above, significantly increased energy prices, and an inability, at the lower production and sales levels, to sufficiently absorb the overhead costs necessary to effectively run the foundry operations.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2001 were $8,180, a decrease of $1,800, or 18.0%, as compared to the $9,980 for the quarter ended March 31, 2000. The decrease was due to decreased corporate expense and the implementation of other cost cutting measures due to the decreased sales level. As a percentage of net sales, selling, general and administrative expenses increased from 7.0% for the quarter ended March 31, 2000 to 7.3% for the three months ended March 31, 2001.

Amortization of intangible assets. Amortization of intangible assets was $2,905 for the three months ended March 31, 2001, an increase of $179, or 6.6%, as compared to the $2,726 for the quarter ended March 31, 2000. The increase is due to the increased amortization of goodwill and identifiable intangible assets of Gregg.

Operating income. Operating income was $1,635 for the three months ended March 31, 2001, a decrease of $9,795, or 85.7%, from the quarter ended March 31, 2000. The decrease in operating income was caused by the reasons discussed above under gross profit, partially offset by decreased selling, general and administrative expenses. As a percentage of net sales, operating income decreased from 8.0% for the quarter ended March 31, 2000 to 1.5% for the three months ended March 31, 2001.

Net interest expense. Net interest expense was $12,068 for the three months ended March 31, 2001 compared to $11,804 for the quarter ended March 31, 2000. The increased interest expense resulted from the interest on capital leases entered into during the second half of fiscal 2000.

Provision for income taxes. The provision for income taxes for the three months ended March 31, 2001 and 2000 is higher than the amount computed by applying the statutory rate of approximately 40% to income before income taxes mainly due to the amortization of goodwill which is not deductible for income tax purposes.

Six Months Ended March 31, 2001 and 2000

Net sales. Net sales for the six months ended March 31, 2001 were $227,154 which are $41,942 or 15.6% lower than the six months ended March 31, 2000. The decrease in net sales resulted from continued significant weakness in the demand for industrial castings used for the heavy duty truck market and an overall slowing of demand for castings in our other major markets.

Gross profit. Gross profit for the six months ended March 31, 2001 was $26,363, a decrease of $17,794, or 40.3%, as compared to the six months ended March 31, 2000. Gross profit as a percentage of net sales decreased to 11.6% for the six months ended March 31, 2001 from 16.4% for the six months ended March 31, 2000. The decrease in gross profit resulted from lower sales volume noted above, significantly increased energy prices, and an inability, at the lower production and sales levels, to sufficiently absorb the overhead costs necessary to effectively run the foundry operations.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended March 31, 2001 were $17,215, a decrease of $1,643, or 8.7%, as compared to the $18,858 for the six months ended March 31, 2000. The decrease was due to decreased corporate expense and the implementation of other cost cutting measures partially offset by the recognition of severance benefits payable to certain terminated employees and the inclusion of Gregg's operating expenses for the entire period in 2001. As a percentage of net sales, selling, general and administrative expenses increased from 7.0% for the six months ended March 31, 2000 to 7.6% for the six months ended March 31, 2001.

Amortization of intangible assets. Amortization of intangible assets was $5,810 for the six months ended March 31, 2001, an increase of $377, or 6.9%, as compared to the $5,433 for the six months ended March 31, 2000. The increase is due to the increased amortization of goodwill and identifiable intangible assets of Gregg.

Operating income. Operating income was $3,448 for the six months ended March 31, 2001, a decrease of $16,418, or 82.6%, from the six months ended March 31, 2000. The decrease in operating income was caused by the reasons discussed above under gross profit. As a percentage of net sales, operating income decreased from 7.4% for the six months ended March 31, 2000 to 1.5% for the six months ended March 31, 2001.

Net interest expense. Net interest expense was $24,245 for the six months ended March 31, 2001 compared to $23,307 for the six months ended March 31, 2000. The increased interest expense resulted from the interest on the drawings under the Company's Senior Bank Facilities which were outstanding for the entire six months ended March 31, 2001 as compared to four months during the six months ended March 31, 2000. These borrowings were used to finance the purchase of Gregg on November 30, 1999. Also, increased interest expense was incurred on capital leases entered into during the second half of fiscal 2000.

Provision for income taxes. The provision for income taxes for the six months ended March 31, 2001 and 2000 is higher than the amount computed by applying the statutory rate of approximately 40% to income before income taxes mainly due to the amortization of goodwill which is not deductible for income tax purposes.

Discontinued operations. On October 2, 2000, the Company sold the common stock of Hartley. The disposition of Hartley resulted in a gain of $2,552, net of tax, which was recognized in the six months ended March 31, 2001. The results of operations of Hartley have been reported separately as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

The Company has outstanding $282.0 million principal of 11 1/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"). In addition, the Company has a credit agreement (the "Senior Bank Facility" or "Credit Agreement") providing for term loans, an Acquisition Loan Facility, and a Revolving Credit Facility of up to $50.0 million. At March 31, 2001, there are no borrowings outstanding on the Revolving Credit Facility, $22.6 million principal amount outstanding on the Acquisition Loan Facility and $128.9 million principal amount outstanding under the term loans.

The Company's liquidity needs will arise primarily from debt service on the above indebtedness, working capital needs and funding of capital expenditures and additional acquisitions. Borrowings under the Senior Bank Facilities bear interest at variable interest rates. The Senior Bank Facility imposes restrictions on the Company's ability to make capital expenditures. Both the Senior Bank Facility and the indentures governing the Senior Subordinated Notes limit the Company's ability to incur additional indebtedness. The covenants contained in the Senior Bank Facility also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, prepay the Senior Subordinated Notes or amend the indentures, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. In March 2001, the Credit Agreement was amended to provide temporary reductions of certain financial ratio covenants and to further restrict capital expenditure limits and permitted acquisitions.

For the six months ended March 31, 2001 and March 31, 2000, capital expenditures were $10,459 and $14,743, respectively. The decrease in capital expenditures of $4,284 was the result of tighter spending controls placed on capital expenditures during the six months ended March 31, 2001.

The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under its Senior Bank Facilities. Net cash used in operating activities for the six months ended March 31, 2001 was $546, a decrease of $13,017 from cash provided by operating activities for the six months ended March 31, 2000 of $12,471. The decrease in net cash from operating activities was the result of decreased operating income and a buildup of inventory balances to support an anticipated increased sales level during the summer months.

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

     Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Senior Bank Facilities. If market interest rates for such borrowings change by 1% during the remainder of the fiscal year ended September 30, 2001, the Company's interest expense would increase or decrease by approximately $.8 million. This analysis does not consider the effects of changes in the level of overall economic activity that could occur due to interest rate changes. Further, in the event of an upward change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

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

      None.

Item 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 10 - Material Contracts

          Amendment No. 2 dated as of March 16, 2001, to the Credit Agreement dated as of April 30, 1997 as Amended and Restated as of September 12, 1997, as of April 3, 1998, and as of September 8, 1998 by and among Neenah Foundry Company, NFC Castings, Inc., the Lenders from time to time party thereto, and the Chase Manhattan Bank.

(b) Reports on Form 8-K

      None.






SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NEENAH FOUNDRY COMPANY


DATE:  May 9, 2001                /s/ Gary LaChey
                                  -------------------------------------
                                  Gary LaChey
                                  Vice President-Finance, Secretary & Treasurer
                                  (Principal Financial Officer and Duly
                                   Authorized Officer)