Form 10-Q
period 2001-06-30
NEENAH FOUNDRY CO
filed 2001-08-13
CIK 1040599

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2001

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

Common Stock, Class A, $100 par value- 1,000 shares as of July 31, 2001

Common Stock, Class B, $100 par value- 0 shares as of July 31, 2001

                             NEENAH FOUNDRY COMPANY
                                 Form 10-Q Index
                      For the Quarter Ended June 30, 2001

                                                                                                                   PAGE
                                                                                                                   ----
Part 1.     Financial Information
   Item 1.  Financial Statements
            Condensed consolidated balance sheets -- June 30, 2001 and September 30, 2000                            3
            Condensed consolidated statements of operations -- Three and nine months ended June 30, 2001
               and 2000                                                                                              4
            Condensed consolidated statements of cash flows  --  Nine months ended June 30, 2001 and 2000            5
            Notes to condensed consolidated financial statements -- June 30, 2001                                    6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of                              15
            Operations

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                              18

Part II.    Other Information

   Item 1.  Legal Proceedings                                                                                       19
   Item 2.  Changes in Securities                                                                                   19
   Item 3.  Defaults upon Senior Securities                                                                         19
   Item 4.  Submission of Matters to a Vote of Security Holders                                                     19
   Item 5.  Other Information                                                                                       19
   Item 6.  Exhibits and Reports on Form 8-K                                                                        19

Signatures                                                                                                          19

                             NEENAH FOUNDRY COMPANY
                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                      June 30           September 30
                                                                        2001               2000(1)
                                                                     ---------           ---------
                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ...............................          $   3,393           $  19,478
  Accounts receivable, net ................................             72,108              72,873
  Inventories .............................................             72,893              65,119
  Refundable income taxes .................................              2,108                 167
  Deferred income taxes ...................................              4,026               2,748
  Other current assets ....................................              6,048               6,131
                                                                     ---------           ---------
                     Total current assets .................            160,576             166,516

Property, plant and equipment .............................            307,849             295,562
Less accumulated depreciation .............................             89,427              67,323
                                                                     ---------           ---------
                                                                       218,422             228,239

Identifiable intangible assets, net .......................             65,763              70,766
Goodwill, net .............................................            187,404             191,557
Other assets ..............................................              6,552               9,140
                                                                     ---------           ---------
                                                                     $ 638,717           $ 666,218
                                                                     =========           =========
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable ........................................          $  33,356           $  31,172
  Accrued liabilities .....................................             23,853              35,833
  Current portion of long-term debt .......................             27,280              11,280
  Current portion of capital lease obligations ............              2,239               2,151
                                                                     ---------           ---------
                     Total current liabilities ............             86,728              80,436

Long-term debt ............................................            420,671             438,327
Capital lease obligations .................................              8,484              10,143
Deferred income taxes .....................................             65,770              66,046
Postretirement benefit obligations ........................              6,066               6,118
Other liabilities .........................................              6,230               6,630
                                                                     ---------           ---------
                     Total liabilities ....................            593,949             607,700

Commitments and contingencies

STOCKHOLDER'S EQUITY:
    Preferred stock, par value $100 per share -- authorized
         3,000 shares no shares issued or outstanding .....                 --                  --
    Common stock, par value $100 per share -- authorized
         11,000 shares, issued and outstanding 1,000 shares                100                 100
  Additional paid in capital ..............................             51,317              51,317
  Retained earnings (accumulated deficit) .................             (6,560)              7,190
  Accumulated other comprehensive loss ....................                (89)                (89)
                                                                     ---------           ---------
                     Total stockholder's equity ...........             44,768              58,518
                                                                     ---------           ---------
                                                                     $ 638,717           $ 666,218
                                                                     =========           =========

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
                                 (In thousands)

                                                                Three Months Ended                  Nine Months Ended
                                                                     June 30,                            June 30,
                                                           ---------------------------         ---------------------------
                                                              2001             2000               2001              2000
                                                           ---------         ---------         ---------         ---------
                                                                   (Unaudited)                         (Unaudited)

Net sales .........................................        $ 128,123         $ 145,262         $ 355,277         $ 414,358
Cost of sales .....................................          107,155           119,298           307,946           344,237
                                                           ---------         ---------         ---------         ---------
Gross profit ......................................           20,968            25,964            47,331            70,121
Selling, general and administrative expenses ......            8,274            10,089            25,489            28,947
Amortization of intangible assets .................            2,905             2,729             8,715             8,162
Loss (gain) on disposal of equipment ..............               (3)               26              (113)               26
                                                           ---------         ---------         ---------         ---------
Total operating expenses ..........................           11,176            12,844            34,091            37,135
                                                           ---------         ---------         ---------         ---------
Operating income ..................................            9,792            13,120            13,240            32,986
Net interest expense ..............................          (12,000)          (12,177)          (36,245)          (35,484)
                                                           ---------         ---------         ---------         ---------
Income (loss) from continuing operations before
income taxes ......................................           (2,208)              943           (23,005)           (2,498)
Income tax provision (benefit .....................              453               927            (6,703)            1,112
                                                           ---------         ---------         ---------         ---------
Income (loss) from continuing operations ..........           (2,661)               16           (16,302)           (3,610)
Gain on sale of discontinued operations, net of tax               --                --             2,552                --
Income from discontinued operations, net of tax ...               --                22                --               147
                                                           ---------         ---------         ---------         ---------
Net income (loss) .................................        $  (2,661)        $      38         $ (13,750)        $  (3,463)
                                                           =========         =========         =========         =========

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     Nine Months Ended
                                                                                         June 30,
                                                                              -------------------------------
                                                                                2001                   2000
                                                                              --------               --------
                                                                                        (Unaudited)
OPERATING ACTIVITIES
Net loss .......................................................              $(13,750)              $ (3,463)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization ...............................                31,710                 29,520
   Amortization of deferred financing costs and premium on notes                   881                    812
   Gain on sale of discontinued operations .....................                (2,552)                    --
   Deferred income taxes .......................................                (1,762)                  (784)
   Changes in operating assets and liabilities .................               (18,811)               (13,617)
                                                                              --------               --------
        Net cash provided by (used in) operating
        activities .............................................                (4,284)                12,468

INVESTING ACTIVITIES

Purchase of property, plant and equipment ......................               (13,177)               (13,270)
Acquisition of Gregg Industries, Inc., net of cash acquired ....                    --                (29,502)
Proceeds from sale of Hartley Controls Corporation, net of fees                  5,044                     --
                                                                              --------               --------
        Net cash used in investing
        activities .............................................                (8,133)               (42,772)

FINANCING ACTIVITIES

Proceeds from long-term debt ...................................                16,000                 29,750
Payments on long-term debt and capital lease obligations .......               (18,761)                (6,033)
Debt issuance costs ............................................                  (907)                    --
                                                                              --------               --------
        Net cash provided by (used in) financing
        activities .............................................                (3,668)                23,717
                                                                              --------               --------
Decrease in cash and cash equivalents ..........................               (16,085)                (6,587)
Cash and cash equivalents at beginning of period ...............                19,478                 17,368
                                                                              --------               --------
Cash and cash equivalents at end of period .....................              $  3,393               $ 10,781
                                                                              ========               ========



See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 2001
                                 (in thousands)

NOTE 1 -- BASIS OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments ) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah Foundry Company's Annual Report on Form 10-K for the year ended September 30, 2000.

NOTE 2 -- NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company is currently evaluating when it will apply the new rules on accounting for goodwill and other intangible assets. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $7,300 per year. The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of the date of adoption and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

NOTE 3 -- INVENTORIES

The components of inventories are as follows:

                                                   June 30,           September 30,
                                                     2001                 2000
                                                   -------               -------
Raw materials ......................               $ 9,547               $10,333
Work in process and finished goods .                51,017                43,946
Supplies ...........................                12,329                10,840
                                                   -------               -------
                                                   $72,893               $65,119
                                                   =======               =======

If the FIFO method of inventory valuation had been used on all components, inventories would have been approximately $225 and $549 higher than reported at June 30, 2001 and September 30, 2000, respectively.

NOTE 4 -- ACQUISITIONS

On November 30, 1999, the Company purchased Gregg Industries, Inc. ("Gregg"), a manufacturer of gray and ductile iron castings, for $23,002 (including direct costs of $735 and net of $403 of acquired cash). The acquisition of Gregg was financed through drawings under the Company's Acquisition Loan Facility. Additional purchase consideration of $6,500 was paid in April, 2000 based on Gregg's operating results for the calendar year ended December 31, 1999. Had the acquisition of Gregg occurred as of October 1, 1999, there would have been no material pro forma effect on net sales or net income (loss) for the three and nine months ended June 30, 2000.

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

NOTE 5 -- SALE OF SUBSIDIARY

On October 2, 2000, the Company sold all of the issued and outstanding shares of common stock of Hartley Controls Corporation ("Hartley") for a cash purchase price of $5,500, subject to adjustment as defined in the Stock Purchase Agreement. The disposition of Hartley resulted in a pretax gain of $4,252 which was recognized in the three months ended December 31, 2000. In accordance with the provisions of Accounting Principles Board Opinion No. 30, the results of operations of Hartley for the three and nine months ended June 30, 2000, have been reported separately as discontinued operations in the consolidated statements of operations. Revenues for Hartley for the three and nine months ended June 30, 2000 were $1,110 and $3,994, respectively.

NOTE 6 -- GUARANTOR SUBSIDIARIES

The following tables present condensed consolidating financial information for the three and nine month periods ended June 30, 2001 and 2000 for: (a) the Company and (b) on a combined basis, the guarantors of the Senior Subordinated Notes, which include all of the wholly owned subsidiaries of the Company (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2001

                                                                       Subsidiary
                                                       Company         Guarantors        Eliminations     Consolidated
                                                      ----------------------------------------------------------------
ASSETS
Current assets:

  Cash and cash equivalents                           $   3,753         $    (360)        $      --         $   3,393
  Accounts receivable, net                               30,496            41,612                --            72,108
  Inventories                                            24,159            48,734                --            72,893
  Refundable income taxes                                (5,707)            7,815                --             2,108
  Deferred income taxes                                   2,069             1,957                --             4,026
  Other current assets                                    1,739             4,309                --             6,048
                                                      ---------------------------------------------------------------
Total current assets                                     56,509           104,067                --           160,576

Investments in and advances to subsidiaries             276,197           (50,612)         (225,585)               --
Property, plant and equipment, net                       88,600           129,822                --           218,422
Identifiable intangible assets, net                      29,346            36,417                --            65,763
Goodwill, net                                           105,635            81,769                --           187,404
Other assets                                              3,977             2,575                --             6,552
                                                      ---------------------------------------------------------------
                                                      $ 560,264         $ 304,038         $(225,585)        $ 638,717
                                                      ===============================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                    $   7,647         $  25,709         $      --         $  33,356
  Accrued liabilities                                    11,635            12,218                --            23,853
  Current portion of long-term debt                      27,280                --                --            27,280
  Current portion of capital lease obligations               --             2,239                --             2,239
                                                      ---------------------------------------------------------------
Total current liabilities                                46,562            40,166                --            86,728

Long-term debt                                          420,671                --                --           420,671
Capital lease obligations                                    --             8,484                --             8,484
Deferred income taxes                                    39,823            25,947                --            65,770
Postretirement benefit obligations                        6,066                --                --             6,066
Other liabilities                                         2,374             3,856                --             6,230
Stockholder's equity                                     44,768           225,585          (225,585)           44,768
                                                      ---------------------------------------------------------------
                                                      $ 560,264         $ 304,038         $(225,585)        $ 638,717
                                                      ===============================================================

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2000

                                                                       Subsidiary
                                                       Company         Guarantors        Eliminations      Consolidated
                                                      -----------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                           $  16,982         $   2,496         $      --         $  19,478
  Accounts receivable, net                               29,270            43,603                --            72,873
  Inventories                                            22,036            43,083                --            65,119
  Refundable income taxes                                   347              (180)               --               167
  Deferred income taxes                                    (885)            3,633                --             2,748
  Other current assets                                    1,391             4,740                --             6,131
                                                      ---------------------------------------------------------------
Total current assets                                     69,141            97,375                --           166,516

Investments in and advances to subsidiaries             278,429           (32,318)         (246,111)               --
Property, plant and equipment, net                       91,509           136,730                --           228,239
Identifiable intangible assets, net                      31,263            39,503                --            70,766
Goodwill, net                                           107,846            83,711                --           191,557
Other assets                                              3,831             5,309                --             9,140
                                                      ---------------------------------------------------------------
                                                      $ 582,019         $ 330,310         $(246,111)        $ 666,218
                                                      ===============================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                    $   7,667         $  23,505         $      --         $  31,172
  Accrued liabilities                                    21,493            14,340                --            35,833
  Current portion of long-term debt                      11,280                --                --            11,280
  Current portion of capital lease obligations               --             2,151                --             2,151
                                                      ---------------------------------------------------------------
Total current liabilities                                40,440            39,996                --            80,436

Long-term debt                                          438,095               232                --           438,327
Capital lease obligations                                    --            10,143                --            10,143
Deferred income taxes                                    36,868            29,178                --            66,046
Postretirement benefit obligations                        5,724               394                --             6,118
Other liabilities                                         2,374             4,256                --             6,630
Stockholder's equity                                     58,518           246,111          (246,111)           58,518
                                                      ---------------------------------------------------------------
                                                      $ 582,019         $ 330,310         $(246,111)        $ 666,218
                                                      ===============================================================

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2001

                                                                        Subsidiary
                                                        Company         Guarantors       Eliminations      Consolidated
                                                       ----------------------------------------------------------------

Net sales                                              $ 114,706         $ 244,443         $  (3,872)        $ 355,277
Cost of sales                                             82,137           229,681            (3,872)          307,946
                                                       ----------------------------------------------------------------
Gross profit                                              32,569            14,762                --            47,331

Selling, general and administrative expense               10,265            15,224                --            25,489
Amortization of intangible assets                          3,688             5,027                --             8,715
Loss (gain) on disposal of equipment                         280              (393)               --              (113)
                                                       ----------------------------------------------------------------
Operating income (loss)                                   18,336            (5,096)               --            13,240

Net interest expense                                     (14,889)          (21,356)               --           (36,245)
                                                       ----------------------------------------------------------------
Income (loss) from continuing operations before
  income taxes and equity in loss
  of subsidiaries                                          3,447           (26,452)               --           (23,005)
Income tax provision (benefit)                             2,265            (8,968)               --            (6,703)
                                                       ----------------------------------------------------------------
                                                           1,182           (17,484)               --           (16,302)
Equity in loss of subsidiaries                           (17,484)               --            17,484                --
                                                       ----------------------------------------------------------------
Loss from continuing operations                          (16,302)          (17,484)           17,484           (16,302)
Gain on sale of discontinued operations,
  net of tax                                               2,552                --                --             2,552
                                                       ----------------------------------------------------------------
Net loss                                               $ (13,750)        $ (17,484)        $  17,484         $ (13,750)
                                                       ================================================================


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2000

                                                                     Subsidiary
                                                    Company          Guarantors      Eliminations      Consolidated
                                                   ----------------------------------------------------------------

Net sales                                           $142,467          $277,065         $  (5,174)        $ 414,358
Cost of sales                                         98,302           251,109            (5,174)          344,237
                                                   ----------------------------------------------------------------
Gross profit                                          44,165            25,956                --            70,121

Selling, general and administrative expense           11,212            17,735                --            28,947
Amortization of intangible assets                      3,688             4,474                --             8,162
Loss (gain) on disposal of equipment                      37               (11)               --                26
                                                   ----------------------------------------------------------------
Operating income                                      29,228             3,758                --            32,986

Net interest expense                                 (15,869)          (19,615)               --           (35,484)
                                                   ----------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes and equity in loss
  of subsidiaries                                     13,359           (15,857)               --            (2,498)
Income tax provision (benefit)                         6,027            (4,915)               --             1,112
                                                   ----------------------------------------------------------------
                                                       7,332           (10,942)               --            (3,610)
Equity in loss of subsidiaries                       (10,942)               --            10,942                --
                                                   ----------------------------------------------------------------
Loss from continuing operations                       (3,610)          (10,942)           10,942            (3,610)
Income from discontinued operations, net
  of tax                                                 147                --                --               147
                                                   ----------------------------------------------------------------
Net loss                                           $  (3,463)        $ (10,942)        $  10,942         $  (3,463)
                                                   ================================================================

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001

                                                                     Subsidiary
                                                    Company          Guarantors       Eliminations     Consolidated
                                                   ----------------------------------------------------------------
Net sales                                          $  45,136         $  84,657         $  (1,670)        $ 128,123
Cost of sales                                         30,583            78,242            (1,670)          107,155
                                                   ----------------------------------------------------------------
Gross profit                                          14,553             6,415                --            20,968

Selling, general and administrative expense            3,454             4,820                --             8,274
Amortization of intangible assets                      1,229             1,676                --             2,905
Loss (gain) on disposal of equipment                     341              (344)               --                (3)
                                                   ----------------------------------------------------------------
Operating income                                       9,529               263                --             9,792

Net interest expense                                  (4,887)           (7,113)               --           (12,000)
                                                   ----------------------------------------------------------------
Income (loss) before income taxes and
  equity in loss of subsidiaries                       4,642            (6,850)               --            (2,208)
Income tax provision (benefit)                         2,152            (1,699)               --               453
                                                   ----------------------------------------------------------------
                                                       2,490            (5,151)               --            (2,661)
Equity in loss of subsidiaries                        (5,151)               --             5,151                --
                                                   ----------------------------------------------------------------
Net loss                                           $  (2,661)        $  (5,151)        $   5,151         $  (2,661)
                                                   ================================================================

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000

                                                                         Subsidiary
                                                        Company          Guarantors       Eliminations     Consolidated
                                                       ----------------------------------------------------------------

Net sales                                              $  51,754         $  95,182         $  (1,674)        $ 145,262
Cost of sales                                             34,494            86,478            (1,674)          119,298
                                                       ----------------------------------------------------------------
Gross profit                                              17,260             8,704                --            25,964

Selling, general and administrative expense                3,907             6,182                --            10,089
Amortization of intangible assets                          1,229             1,500                --             2,729
Loss (gain) on disposal of equipment                          37               (11)               --                26
                                                       ----------------------------------------------------------------
Operating income                                          12,087             1,033                --            13,120

Net interest expense                                      (5,348)           (6,829)               --           (12,177)
                                                       ----------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes and equity in loss
  of subsidiaries                                          6,739            (5,796)               --               943
Income tax provision (benefit)                             2,788            (1,861)               --               927
                                                       ----------------------------------------------------------------
                                                           3,951            (3,935)               --                16
Equity in loss of subsidiaries                            (3,935)               --             3,935                --
                                                       ----------------------------------------------------------------
Income (loss) from continuing operations                      16            (3,935)            3,935                16
Income from discontinued operations, net of tax               22                --                --                22
                                                       ----------------------------------------------------------------
Net income (loss)                                      $      38         $  (3,935)        $   3,935         $      38
                                                       ================================================================

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2001

                                                                         Subsidiary
                                                        Company          Guarantors       Eliminations      Consolidated
                                                        ----------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                $(13,750)         $(17,484)         $ 17,484          $(13,750)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                          10,078            21,632                --            31,710
   Amortization of deferred financing costs and
   premium on notes                                          881                --                --               881
   Gain on sale of discontinued operations                (2,552)               --                --            (2,552)
   Deferred income taxes                                    (207)           (1,555)               --            (1,762)
   Changes in operating assets and liabilities            (9,609)           (9,202)               --           (18,811)
                                                        ----------------------------------------------------------------
Net cash provided by (used in)
   operating activities                                  (15,159)           (6,609)           17,484            (4,284)

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                2,232            15,252           (17,484)               --
Purchase of property, plant and equipment                 (3,481)           (9,696)               --           (13,177)
Proceeds from sale of discontinued operations              5,044                --                --             5,044
                                                        ----------------------------------------------------------------
Net cash provided by (used in)
   investing activities                                    3,795             5,556           (17,484)           (8,133)

FINANCING ACTIVITIES
Proceeds from long-term debt                              16,000                --                --            16,000
Payments on long-term debt and capital
  lease obligations                                      (16,958)           (1,803)               --           (18,761)
Debt issuance costs                                         (907)               --                --              (907)
                                                        ----------------------------------------------------------------
Net cash used in financing activities                     (1,865)           (1,803)               --            (3,668)
                                                        ----------------------------------------------------------------

Decrease in cash and cash equivalents                    (13,229)           (2,856)               --           (16,085)
Cash and cash equivalents at beginning
  of year                                                 16,982             2,496                --            19,478
                                                        ----------------------------------------------------------------
Cash and cash equivalents at end of year                $  3,753          $   (360)         $     --          $  3,393
                                                        ================================================================

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2000

                                                                                              Subsidiary
                                                             Company         Guarantors       Eliminations      Consolidated
                                                            ----------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                    $ (3,463)         $(10,942)         $ 10,942          $ (3,463)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                               9,988            19,532                --            29,520
   Amortization of deferred financing costs and
premium on notes                                                 812                --                --               812
   Deferred income taxes                                          --              (784)               --              (784)
   Changes in operating assets and liabilities                (6,636)           (6,981)               --           (13,617)
                                                            ----------------------------------------------------------------
Net cash provided by
   operating activities                                          701               825            10,942            12,468

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                  (31,568)           42,510           (10,942)               --
Purchase of property, plant and equipment                     (3,621)           (9,649)               --           (13,270)
Acquisition of business                                           --           (29,502)               --           (29,502)
                                                            ----------------------------------------------------------------
Net cash provided by (used in)
   investing activities                                      (35,189)            3,359           (10,942)          (42,772)

FINANCING ACTIVITIES
Proceeds from long-term debt                                  29,750                --                --            29,750
Payments on long-term debt and capital
   lease obligations                                          (4,442)           (1,591)               --            (6,033)
                                                            ----------------------------------------------------------------
Net cash provided by (used in) financing activities           25,308            (1,591)               --            23,717
                                                            ----------------------------------------------------------------

Increase (decrease) in cash and cash equivalents              (9,180)            2,593                --            (6,587)
Cash and cash equivalents at beginning
  of year                                                     15,852             1,516                --            17,368
                                                            ----------------------------------------------------------------
Cash and cash equivalents at end of year                    $  6,672          $  4,109          $     --          $ 10,781
                                                            ================================================================

NOTE 7 -- SEGMENT INFORMATION

The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells castings for the industrial and municipal markets, while the Forgings segment manufactures forged components for the industrial market. The Other segment includes machining operations and freight hauling.

                                                         Three months ended                   Nine months ended
                                                             June 30,                             June 30,
                                                  ------------------------------------------------------------------
                                                     2001               2000               2001               2000
                                                  ---------          ---------          ---------          ---------
Revenues from external customers:
  Castings                                        $ 117,389          $ 133,613          $ 324,989          $ 368,569
  Forgings                                            7,150              8,987             19,540             26,763
  Other                                               5,844              7,183             17,473             32,910
  Elimination of intersegment revenues               (2,260)            (4,521)            (6,725)           (13,884)
                                                  ---------          ---------          ---------          ---------
Consolidated                                      $ 128,123          $ 145,262          $ 355,277          $ 414,358
                                                  =========          =========          =========          =========

Income (loss) from continuing operations:
  Castings                                        $  (6,534)         $  (3,846)         $ (28,849)         $ (11,582)
  Forgings                                           (1,245)            (1,203)            (4,514)            (3,265)
  Other                                                 (32)             1,150               (421)               441
  Elimination of intersegment income                  5,150              3,915             17,482             10,796
                                                  ---------          ---------          ---------          ---------
Consolidated                                      $  (2,661)         $      16          $ (16,302)         $  (3,610)
                                                  =========          =========          =========          =========

                                                                                          June 30,            September 30,
                                                                                           2001                   2000
                                                                                         --------               --------
Identifiable Assets:
  Castings                                                                              $ 791,609              $ 832,256
  Forgings                                                                                 49,830                 57,933
  Other                                                                                    16,490                 19,654
  Elimination of intersegment assets                                                     (219,212)              (243,625)
                                                                                         --------               --------
Total consolidated assets                                                               $ 638,717              $ 666,218
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

The following discussions compare the results of operations of the Company for the three and nine months ended June 30, 2001, to the results of the operations of the Company for the three and nine months ended June 30, 2000.

RESULTS OF OPERATIONS  (dollars in thousands)

Three Months Ended June 30, 2001 and 2000

Net sales. Net sales for the three months ended June 30, 2001 were $128,123 which are $17,139 or 11.8% lower than the quarter ended June 30, 2000. The decrease in net sales resulted from continued significant weakness in the demand for industrial castings used for the heavy duty truck market and an overall slowing of demand for castings in the Company's other major markets.

Gross profit. Gross profit for the three months ended June 30, 2001 was $20,968, a decrease of $4,996, or 19.2%, as compared to the quarter ended June 30, 2000. Gross profit as a percentage of net sales decreased to 16.4% for the three months ended June 30, 2001 from 17.9% for the quarter ended June 30, 2000. The decrease in gross profit resulted from lower sales volume noted above and an inability, at the lower production and sales levels, to sufficiently absorb the overhead costs necessary to effectively run the foundry operations.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2001 were $8,274, a decrease of $1,815, or 18.0%, as compared to the $10,089 for the quarter ended June 30, 2000. The decrease was due to decreased corporate expense and the implementation of other cost cutting measures due to the decreased sales level. As a percentage of net sales, selling, general and administrative expenses decreased from 6.9% for the quarter ended June 30, 2000 to 6.5% for the three months ended June 30, 2001.

Amortization of intangible assets. Amortization of intangible assets was $2,905 for the three months ended June 30, 2001, an increase of $176, or 6.5%, as compared to the $2,729 for the quarter ended June 31, 2000. The increase is due to the increased amortization of goodwill and identifiable intangible assets of Gregg, due to the additional purchase price paid for Gregg in April, 2000.

Operating income. Operating income was $9,792 for the three months ended June 30, 2001, a decrease of $3,328, or 25.4%, from the quarter ended June 30, 2000. The decrease in operating income was caused by the reasons discussed above under gross profit, partially offset by decreased selling, general and administrative expenses. As a percentage of net sales, operating income decreased from 9.0% for the quarter ended June 30, 2000 to 7.6% for the three months ended June 30, 2001.

Net interest expense. Net interest expense was $12,000 for the three months ended June 30, 2001 compared to $12,177 for the quarter ended June 30, 2000. The decreased interest expense resulted from lower interest rates on the Company's Senior Bank Facilities, partially offset by the interest on capital leases entered into during the second half of fiscal 2000 and interest on borrowings outstanding on the Company's Revolving Credit Facility during the three months ended June 30, 2001.

Provision for income taxes. The provision for income taxes for the three months ended June 30, 2001 and 2000 is higher than the amount computed by applying the statutory rate of approximately 40% to income before income taxes mainly due to the amortization of goodwill which is not deductible for income tax purposes.

Nine Months Ended June 30, 2001 and 2000

Net sales. Net sales for the nine months ended June 30, 2001 were $355,277 which are $59,081 or 14.3% lower than the nine months ended June 30, 2000. The decrease in net sales resulted from continued significant weakness in the demand for industrial castings used for the heavy duty truck market and an overall slowing of demand for castings in the Company's other major markets.

Gross profit. Gross profit for the nine months ended June 30, 2001 was $47,331, a decrease of $22,790, or 32.5%, as compared to the nine months ended June 30, 2000. Gross profit as a percentage of net sales decreased to 13.3% for the nine months ended June 30, 2001 from 16.9% for the nine months ended June 30, 2000. The decrease in gross profit resulted from lower sales volume noted above, significantly increased energy prices, and an inability, at the lower production and sales levels, to sufficiently absorb the overhead costs necessary to effectively run the foundry operations.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended June 30, 2001 were $25,489, a decrease of $3,458, or 12.0%, as compared to the $28,947 for the nine months ended June 30, 2000. The decrease was due to decreased corporate expense and the implementation of other cost cutting measures partially offset by the recognition of severance benefits payable to certain terminated employees and the inclusion of Gregg's operating expenses for the entire nine month period in 2001. As a percentage of net sales, selling, general and administrative expenses increased from 7.0% for the nine months ended June 30, 2000 to 7.2% for the nine months ended June 30, 2001.

Amortization of intangible assets. Amortization of intangible assets was $8,715 for the nine months ended June 30, 2001, an increase of $553, or 6.8%, as compared to the $8,162 for the nine months ended June 30, 2000. The increase is due to the increased amortization of goodwill and identifiable intangible assets of Gregg, due to the additional purchase price paid for Gregg in April, 2000.

Operating income. Operating income was $13,240 for the nine months ended June 30, 2001, a decrease of $19,746, or 59.9%, from the nine months ended June 30, 2000. The decrease in operating income was caused by the reasons discussed above under gross profit. As a percentage of net sales, operating income decreased from 8.0% for the nine months ended June 30, 2000 to 3.7% for the nine months ended June 30, 2001.

Net interest expense. Net interest expense was $36,245 for the nine months ended June 30, 2001 compared to $35,484 for the nine months ended June 30, 2000. The increased interest expense resulted from the interest on the drawings under the Company's Senior Bank Facilities which were outstanding for the entire nine months ended June 30, 2001 as compared to seven months during the nine months ended June 30, 2000. These borrowings were used to finance the purchase of Gregg on November 30, 1999. Also, increased interest expense was incurred on capital leases entered into during the second half of fiscal 2000 and on borrowings outstanding on the Company's Revolving Credit Facility during the three months ended June 30, 2001.

Provision for income taxes. The provision for income taxes for the nine months ended June 30, 2001 and 2000 is higher than the amount computed by applying the statutory rate of approximately 40% to income before income taxes mainly due to the amortization of goodwill which is not deductible for income tax purposes.

Discontinued operations. On October 2, 2000, the Company sold the common stock of Hartley. The disposition of Hartley resulted in a gain of $2,552, net of tax, which was recognized in the nine months ended June 30, 2001. The results of operations of Hartley for the three and nine months ended June 30, 2000 have been reported separately as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

The Company has outstanding $282.0 million principal of 11 1/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"). In addition, the Company has a credit agreement (the "Senior Bank Facility" or "Credit Agreement") providing for term loans, an Acquisition Loan Facility, and a Revolving Credit Facility of up to $50.0 million. At June 30, 2001, there is $16.0 million outstanding on the Revolving Credit Facility, $20.4 million outstanding on the Acquisition Loan Facility and $125.8 million outstanding under the term loans.

The Company's liquidity needs will arise primarily from debt service on the above indebtedness, working capital needs and funding of capital expenditures and additional acquisitions, if any. Borrowings under the Senior Bank Facilities bear interest at variable interest rates. The Senior Bank Facility imposes restrictions on the Company's ability to make capital expenditures. Both the Senior Bank Facility and the indentures governing the Senior Subordinated Notes limit the Company's ability to incur additional indebtedness. The covenants contained in the Senior Bank Facility also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, prepay the Senior Subordinated Notes or amend the indentures, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. In March 2001, the Credit Agreement was amended to provide temporary reductions of certain financial ratio covenants and to further restrict capital expenditure limits and permitted acquisitions.

For the nine months ended June 30, 2001 and June 30, 2000, capital expenditures were $13,177 and $23,217, respectively, including capital expenditures of $9,947 for the nine months ended June 30, 2000 which were financed through capital lease obligations. The decrease in capital expenditures of $10,040 was the result of tighter spending controls placed on capital expenditures during the nine months ended June 30, 2001.

The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under its Senior Bank Facilities. Net cash used in operating activities for the nine months ended June 30, 2001 was $4,284, a decrease of $16,752 from cash provided by operating activities for the nine months ended June 30, 2000 of $12,468. The decrease in net cash from operating activities was the result of decreased operating income and slower collection of accounts receivable balances reflecting the overall weakness in the Company's industrial markets.

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

     Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Senior Bank Facilities. If market interest rates for such borrowings change by 1% during the remainder of the fiscal year ended September 30, 2001, the Company's interest expense would increase or decrease by approximately $.4 million. This analysis does not consider the effects of changes in the level of overall economic activity that could occur due to interest rate changes. Further, in the event of an upward change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

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

      None.

(b) Reports on Form 8-K

       None.






     SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                NEENAH FOUNDRY COMPANY


DATE:      August 13, 2001                      /s/ Gary LaChey
                                                --------------------------------
                                                Gary LaChey
                                                Vice President-Finance,
                                                Secretary & Treasurer
                                                (Principal Financial Officer and
                                                Duly Authorized Officer)