Form 10-K
period 2001-09-30
NEENAH FOUNDRY CO
filed 2001-12-21
CIK 1040599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934.
                 For the fiscal year ended September 30, 2001.

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

Common Stock, Class A, $100 par value- 1,000 shares as of November 30, 2001 Common Stock, Class B, $100 par value- 0 shares as of November 30, 2001

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

     Unless otherwise stated in this document or unless the context otherwise requires, references herein to the "Company" include Neenah Foundry Company and its wholly owned subsidiaries Neenah Transport, Inc., Deeter Foundry, Inc. ("Deeter"), Mercer Forge Corporation ("Mercer"), Dalton Corporation ("Dalton"), Advanced Cast Products ("ACP"), Niemin Porter & Co. d/b/a Cast Alloys, Inc. ("Cast Alloys") and Gregg Industries, Inc. ("Gregg"), and their respective subsidiaries. "Neenah" refers to Neenah Foundry Company, not including any of its wholly owned subsidiaries.

The Company changed its fiscal year end to September 30 from March 31 effective September 30, 1997.

General Development of Business

     The Company designs, manufactures and markets a wide range of metal castings and forgings for the heavy municipal market and selected segments of the industrial and consumer markets. Neenah began business in 1872 and has built a strong reputation for producing quality iron castings. After Neenah was acquired by ACP Holding Company in 1997, the Company began a strategic initiative to grow and diversify its business by making selected acquisitions within the metals industry. As part of the Company's strategy, the Company completed the following acquisitions:

- Deeter, a manufacturer of gray iron castings for the heavy municipal market, in March 1998.
- Mercer, a producer of complex-shaped forged components for use in transportation, railroad, mining and heavy industrial applications, in April 1998.
- Dalton, a manufacturer of gray iron castings primarily for the refrigeration and air conditioning, transportation and heavy equipment industrial markets, in September 1998.
- ACP, a manufacturer of ductile and malleable iron castings for various industrial markets, in September 1998.
- Cast Alloys, a manufacturer of investment-cast titanium and stainless steel golf clubheads, in December 1998.
- Gregg, a manufacturer of gray and ductile iron castings for various industrial markets, in November 1999.

     The Company believes it is the largest manufacturer of heavy municipal iron castings in the United States. The Company's broad range of heavy municipal iron castings includes manhole covers and frames, storm sewer frames and grates, heavy duty airport castings, specialized trench drain castings, specialty flood control castings and ornamental tree grates. These municipal castings are sold throughout the United States to state and local government entities, utility companies, precast concrete manhole structure producers and contractors for both new construction and infrastructure replacement. The Company believes it is also a leading manufacturer of a wide range of complex industrial castings, including castings for the transportation industry, a broad range of castings for the farm equipment industry, specific components for compressors used in heating, ventilation and air conditioning systems and golf clubheads for the consumer industry.

     The Company has invested heavily to modernize its manufacturing plants at many of its subsidiaries. This plant modernization program is a critical part of a long-term strategy to produce higher volume, value-added castings for its existing industrial customers and to penetrate other selected segments of the industrial market, while preserving its position as the leader in the heavy municipal market.


     The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells iron castings for the municipal and industrial markets, while the Forgings segment manufactures forged components for the industrial market.

CASTINGS SEGMENT

Overview

     The Castings segment is a leading producer of iron and other metal castings for use in heavy municipal and industrial applications. It is also a leading producer of golf clubheads for the golfing industry. This segment sells directly to OEMs, as well as to industrial end users.

Products, Customers and Markets

     The Castings segment provides a variety of products to both the heavy municipal and industrial markets. Sales to the heavy municipal market are comprised of storm and sanitary sewer castings, manhole covers and frames, and storm sewer frames and grates. Sales also include heavy airport castings, specialized trench drain castings, specialty flood control castings and ornamental tree grates. Customers for these products include state and local government entities, utility companies, precast concrete structure producers, and contractors.

     Sales to the industrial market are comprised of differential carriers and casings, transmission, gear and axle housings, calipers, yokes, planting and harvesting equipment parts, and compressor components. Customers for these products include medium and heavy-duty truck, farm equipment, and heating, ventilating, and air-conditioning manufacturers. In addition, the Company sells golf clubheads to golf club manufacturers.

     Heavy Municipal. The Company's broad heavy municipal product line consists of two general categories of castings, "standard" and "specialty" castings. Standard castings principally consist of storm and sanitary sewer castings that are consistent with pre-existing dimension and strength specifications established by local authorities. Standard castings are generally high volume items that are routinely used in new construction and infrastructure replacement. Specialty castings are generally lower volume, higher margin products which include heavy-duty airport castings, trench drain castings, flood control castings, special manhole and inlet castings and ornamental tree grates. These specialty items are frequently selected and/or specified from the Company's municipal product catalog and its tree grate catalog, which together encompass over 4,400 standard and specialty patterns. For many of these specialty products, the Company believes it is the only manufacturer with existing patterns to produce such a particular casting, although a competing manufacturer could elect to make the investment in patterns or equipment necessary to produce a similar casting.

     The Company's municipal castings are sold to state and local government entities, utility companies, pre-cast concrete manhole structure producers and contractors for both new construction and infrastructure replacement. The Company's active municipal customers generally make purchase decisions based on a number of criteria, including acceptability of the product per local specification, quality, service, price and the customer's relationship with the foundry. Relative to customers in the industrial market, municipal market customers are less technically demanding and rely more on published product specifications to ensure product performance.

     Over its 70 years of heavy municipal market participation, the Company has emphasized sales and marketing and believes it has built a strong reputation for customer service. The Company believes that it is one of the leaders in U.S. heavy municipal casting production and that it has strong name recognition. The Company has the largest sales and marketing effort of any foundry serving the heavy municipal market. The dedicated sales force works out of regional sales offices to market the Company's municipal castings to contractors and state and local governmental entities throughout the United States. The Company operates a number of regional distribution and sales centers throughout the Unites States. The Company believes this regional approach enhances its knowledge of local specifications and its position in the heavy municipal market.

     Industrial. The Company's industrial castings have increased in complexity since the early 1990's and are generally produced in higher volumes than municipal castings. Complexity in the industrial market is determined by the intricacy of a casting's shape, the thinness of its walls and the amount of processing by a customer required before a part is suitable for use. Original equipment manufacturers (OEMs) and their first tier suppliers have been demanding higher complexity parts principally to reduce labor costs in their own production processes by using fewer parts to manufacture the same finished product or assembly and by using parts which require less preparation before entering the production process.

     The Company's industrial castings are primarily sold to a limited number of customers with whom the Company has established a close working relationship. These customers make purchasing decisions based on, among other things, technical ability, price, service, quality assurance systems, facility capabilities and reputation. However, as in the municipal market, the Company's assistance in product engineering plays an important role in winning bids for industrial castings. The average industrial casting typically takes between 12 and 18 months to go from the design phase to full production and has an average product life cycle of approximately 8 to 10 years. The patterns for industrial castings, unlike the patterns for municipal castings, are owned by the Company's customers rather than the Company. However, such industrial patterns are not readily transferable to other foundries without, in most cases, significant additional investment. Although foundries, including the Company, do not design industrial castings, a close working relationship between a foundry and the customer during a product launch is critical to reduce potential production problems and minimize the customer's risk of incurring lost sales or damage to its reputation due to a delayed launch. Involvement by a foundry early in the design process generally improves the likelihood that the customer will design a casting within the manufacturing capabilities of such foundry and also improves the likelihood that such foundry will be awarded the casting for full production.

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

     The Company employs a dedicated industrial casting sales force at all of its subsidiary locations. The sales force supports ongoing customer relationships and organizes the scheduling and delivery of shipments, as well as working with customers' engineers and procurement representatives, Company engineers, manufacturing management and quality assurance representatives throughout all stages of the production process to ensure that the final product consistently meets or exceeds customer specifications. This team approach, consisting of sales, marketing, manufacturing, engineering and quality assurance efforts is an integral part of the Company's marketing strategy.

Manufacturing Process

Iron Casting

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

     The casting process involves using metal, wood or urethane patterns to make an impression of a casting product in a mold made primarily of sand. Cores, also made primarily of sand, are used to make the internal cavities and openings in a casting product. Once the casting impression is made in the mold, the cores are set into the mold and the mold is closed. Molten metal is then poured into the mold, which fills the mold cavity and takes on the shape of the desired casting product. Once the iron has solidified and cooled, the mold is shaken from the casting and the sand is recycled. The selection of the appropriate casting method, pattern, core-making equipment and sand and other raw materials depends on the final product, including its complexity, specifications, and function as well as intended production volumes. Because the casting process involves many critical variables, such as choice of raw materials, design and production of tooling, iron chemistry and metallurgy, and core and molding sand properties, it is important to monitor the process parameters closely to ensure dimensional precision and metallurgical consistency. The Company continually seeks to find ways to expand the capabilities of existing technology to improve its manufacturing processes.

     The Company also achieves productivity gains by improving upon the individual steps of the casting process such as reducing the amount of time required to make a pattern change to produce a different casting product. The reduced time permits it to profitably produce castings in medium volume quantities on high volume, cost-effective equipment. Additionally, extensive effort in real time process controls permits the Company to produce a consistent, dimensionally accurate casting product, which requires less time and effort in the final processing stages of production. This accuracy contributes significantly to the Company's manufacturing efficiency.

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

Investment Casting

The Cast Alloys foundry purchases titanium and stainless steel and utilizes investment casting to cast golf club heads. Investment casting is a highly specialized method of making metal products and has become the principal method for the manufacture of metal golf clubheads. Investment casting permits greater flexibility in the shape and weight distribution of clubheads than alternative methods such as forging and machining. Investment casting facilitates perimeter weighting, hollow forms and the utilization of lighter and higher-performance alloys. It enhances manufacturing precision and uniformity, which is critical in the manufacture of metal woods.

The Company conducts golf clubhead polishing and finishing operations, including painting, at its facilities in Tijuana, Mexico. When the process is completed, a fully finished golf clubhead is delivered to the customer per their exact specifications.

All of the clubheads manufactured by the Company are made of titanium or stainless steel alloys. Titanium clubheads have higher tensile strength than stainless steel with approximately one-half the weight of steel. Therefore, a larger oversized clubhead can be manufactured using titanium without increasing clubhead weight.

The Company believes that its success as a leading supplier of golf clubheads is largely attributable to its statistical quality control measures. The Company attempts to monitor every aspect of the engineering and manufacturing process to assure the quality of the clubheads manufactured. Particular attention is paid to the quality of raw materials (principally wax, ceramic and metal alloys), gating techniques employed in channeling the flow of molten metal into the ceramic shell in the casting process, and rigorous inspection standards to assure compliance with a customer's product specifications throughout the manufacturing process. Statistical process control is utilized to maintain consistency in manufacturing.

Raw Materials

     The primary raw materials used by the Company to manufacture ductile and gray iron castings are steel scrap, pig iron, metallurgical coke and silica sand. Titanium and stainless steel are the primary raw materials used to manufacture golf clubheads. While there are multiple suppliers for each of these commodities, the Company has single-source arrangements with its suppliers for each of these major raw materials, with the exception of pig iron. Due to long standing relationships with each of its suppliers, the Company believes that it will continue to be able to secure raw materials at competitive prices. The primary energy sources for the Company's operations, electricity and natural gas, are purchased through utilities.

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

FORGINGS SEGMENT

Overview

     The forgings segment, operated by Mercer, is a leading producer of complex-shaped forged components for use in transportation, railroad, mining and heavy industrial applications. Mercer is also a leading producer of microalloy forgings. Mercer sells directly to OEMs, as well as to industrial end users. Mercer's subsidiary, A&M Specialties, Inc.(A&M), machines forgings and castings for Mercer and other industrial applications.

     Until the mid-1980's, Mercer produced military tank parts, but successfully converted from a defense contractor to a commercial manufacturer and today is one of the leading suppliers to the heavy duty truck sector. Mercer produces approximately 500 individually forged components and has developed specialized expertise in forgings of microalloy steel.

Products, Customers and Markets

     Mercer manufactures its products to customer specification with typical production runs of 1,000 or more units. Mercer currently operates mechanical press lines, from 1,300 tons to 4,000 tons. Key markets for Mercer include truck and automotive parts, railroad equipment and general industrial machinery.

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

Manufacturing Process

     Forgings and castings (together with a third process, fabrication) are the principal commercial metal working processes. In forging, metal is pressed, pounded or squeezed under great pressure, with or without the use of heat, into parts that retain the metal's original grain flow, imparting high strength, ductility and resistance properties.

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

     An internal staff of engineers designs products to meet customer specifications incorporating computer assisted design (CAD) work stations for tooling design. Because its forged products are inherently less expensive and stronger, Mercer has been successful in replacing certain cast parts previously supplied by third party foundries. Management believes that Mercer is an industry leader in forging techniques using microalloy steel which produces parts which are lighter and stronger than those forged from conventional carbon steel.

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


Cyclicality and Seasonality

     Mercer has experienced moderate cyclicality in sales resulting from fluctuations in the medium- and heavy-duty truck market and the heavy industrial market, which are subject to general economic trends.

Mercer has not historically experienced seasonality in its sales.

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


EMPLOYEES

     As of September 30, 2001 the Company had approximately 4,800 full time employees, of whom 4,000 were hourly employees and 800 were salaried employees. Nearly all of the hourly employees at Neenah, Dalton, ACP and Mercer are members of either the United Steelworkers of America or the Glass, Molders, Pottery, Plastics and Allied Workers International Union. A collective bargaining agreement is negotiated every three to five years. The current agreements expire as follows: Neenah, December 2001; Dalton- Warsaw, April 2003; Dalton-Kendallville, June 2002; ACP-Meadville, October 2004; ACP-Belcher, June 2004; and Mercer, June 2004. All employees at Deeter, Cast Alloys and Gregg are non-union. The Company believes that it has a good relationship with its employees.

ENVIRONMENTAL MATTERS

     The facilities of the Company are subject to federal, state and local laws and regulations relating to the protection of the environment and worker health and safety, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Such laws include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), and the Occupational Health and Safety Act. The Company believes that each of its operations are currently in substantial compliance with applicable environmental laws, and that it has no liabilities arising under such environmental laws, except as would not be expected to have a material adverse effect on the Company's operations, financial condition or competitive position. However, some risk of environmental liability and other cost is inherent in each of the Company's businesses. Any of the Company's businesses might in the future incur significant costs to meet current or more stringent compliance, cleanup or other obligations pursuant to environmental requirements. Such costs may include expenditures related to remediation of historical releases of hazardous substances or clean-up of physical structures prior to decommissioning.

     Under the Federal Clean Air Act Amendments of 1990, the Environmental Protection Agency ("EPA") is directed to establish maximum achievable control technology ("MACT") standards for certain industrial operations that are major sources of hazardous air pollutants ("HAPs"). The iron foundry industry is not expected to be required to implement the MACT emission limits, control technologies or work practices until the year 2004 at the earliest. Although the Company cannot accurately estimate the costs to comply with the MACT standard until it is issued, the MACT standard, when implemented, and state laws governing the emission of toxic air pollutants may require that certain of the Company's facilities incur significant costs for air emission control equipment, air emission monitoring equipment or process modifications.

Compliance Impacts - Water Discharge Permit

     Dalton's Warsaw facility was issued an NPDES permit in 2000 that limits the level of chlorine and the temperature of its non-contact cooling water permitted to be discharged to a waterway by the year 2003. Although the chlorine is already in the water when purchased from the city, Dalton is responsible for the elimination. Dalton has several alternatives to meet the chlorine discharge permit requirements by 2003, including the installation of a re-circulating water system. It is expected that the savings to be realized by reduced water purchases from the city will offset the cost of the proposed re-circulating water system.

Item 2.    PROPERTIES

     The Company maintains the following locations. All of the facilities are owned, with the exception of Cast Alloys' facilities and Mercer's machining facility, which are leased.

             ENTITY                                  LOCATION                           PURPOSE
             ------                                  --------                           -------
Neenah Foundry Company             Neenah, WI                              2 manufacturing facilities
                                                                           Office facility

Dalton Corporation                 Warsaw, IN                              Manufacturing and office facilities
                                   Kendallville, IN                        Manufacturing facility
                                   Stryker, OH                             Machining facility

Advanced Cast Products, Inc.       Meadville, PA                           Manufacturing and office facility
                                   South Easton, MA                        Manufacturing facility
                                   Ironton, OH                             Manufacturing facility

Mercer Forge Corporation           Mercer, PA                              Manufacturing and office facility
                                   Sharon, PA                              Machining facility


Deeter Foundry, Inc.               Lincoln, NE                             Manufacturing and office facility


Cast Alloys, Inc.                  Carlsbad, CA                            Office facility
                                   Northridge, CA                          Manufacturing facility
                                   Tijuana, Mexico                         Manufacturing facility

Gregg Industries, Inc.             El Monte, CA                            Manufacturing and office facility

The principal equipment at the facilities consists of molding machines, presses, machining equipment, welding, grinding and painting equipment. The Company regards its plant and equipment as well maintained and adequate for its needs. In addition to the facilities above, Neenah owns seven and leases six distribution and sales centers.

Item 3.    LEGAL PROCEEDINGS

     The Company is involved in routine litigation incidental to its business. Such litigation is not, in the opinion of management, likely to have a material adverse effect on the financial condition or results of operations of the Company.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the year ended September 30, 2001.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no public market for the common stock of the Company. There was one holder of record of the Company's common stock as of September 30, 2001.

Item 6.   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     The following table sets forth the selected historical consolidated financial and other data of the Predecessor Company for the six months ended March 31, 1997, and the one month ended April 30, 1997, which have been derived from the Predecessor Company's historical consolidated financial statements before the Merger, and the selected historical consolidated financial and other data of the Company for the five months ended September 30, 1997 and the years ended September 30, 1998, 1999, 2000, and 2001 which have been derived from the Company's historical consolidated financial statements. The information contained in the following table should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's historical consolidated financial statements and related notes included elsewhere in this report.

                                Predecessor Company
                              -------------------------

                               Six Months  One Month   Five Months
                                 Ended       Ended        Ended                  Fiscal Year Ended
                                March 31,   April 30,   Sept. 30,                  September 30,
                                                                    ---------------------------------------------
   (Dollars in thousands)         1997        1997        1997        1998 (1)   1999 (2)    2000 (3)     2001
                                --------    --------    --------      --------   --------    --------     ----
STATEMENT OF
    INCOME DATA:

    Net sales                    $ 72,749    $ 16,970   $ 106,168   $ 303,090  $ 530,354   $ 549,656   $ 470,037

    Cost of sales                  52,096      11,127      76,237     224,548    434,722     454,813     402,364
                               ----------------------------------------------------------------------------------

    Gross profit                   20,653       5,843      29,931      78,542     95,632      94,843      67,673

    Selling, general, and
      administrative
      expenses                      7,755       1,618       7,947      21,435     34,061      39,176      32,402
    Amortization expense                -           -       3,900       7,727     11,696      11,641      11,638
    Other expenses (income) (4)                     -          10          38      7,502         104        (337)
                               ----------------------------------------------------------------------------------

    Operating income               12,898       4,225      18,074      49,342     42,373      43,922      23,970
    Interest expense
      (income), net                (1,146)       (116)     10,025      27,208     42,401      47,782      47,891
                               ----------------------------------------------------------------------------------

    Income (loss) from
     continuing operations
     before taxes and
     extraordinary item            14,044       4,341       8,049      22,134        (28)     (3,860)    (23,921)

    Provision (credit) for
      Income Taxes                  4,563       1,633       3,876      10,650      1,982       1,448      (6,467)
                               ----------------------------------------------------------------------------------

    Income (loss) from
     continuing operations
     before extraordinary item      9,481       2,708       4,173      11,484     (2,010)     (5,308)    (17,454)
    Income (loss) from
    discontinued operations (5)       234         (29)        193         397        118         165           -
    Gain on sale of
    discontinued operations (5)         -           -           -           -          -           -       2,404

    Extraordinary item (6)              -           -      (1,630)       (392)         -           -           -
                               ----------------------------------------------------------------------------------

    Net income (loss)            $  9,715    $  2,679   $   2,736   $  11,489  $  (1,892)  $  (5,143)  $ (15,050)
                               ==================================================================================

                           Predecessor Company
                         -------------------------

                          Six Months   One Month   Five Months
                            Ended        Ended       Ended                  Fiscal Year Ended
                           March 31,    April 30,   Sept. 30,                  September 30,
                                                                ----------------------------------------
 (Dollars in thousands)      1997         1997        1997      1998 (1)    1999 (2)   2000 (3)     2001
                            ------       ------      ------     --------    --------   --------     ----
BALANCE SHEET
  DATA (AT END
  OF PERIOD):
Cash and cash             $ 22,403      $ 29,046    $ 20,346    $ 19,978    $ 17,368   $ 19,478   $  4,346
  equivalents
Working capital             43,707        34,052      40,849      78,186      83,962     86,080     72,140
Total assets                93,869       102,067     358,406     584,309     641,702    666,218    626,443
Total debt                     134           129     218,314     371,871     428,007    449,607    434,077
Total stockholder's         68,857        74,458      47,407      67,922      63,750     58,518     41,939
  equity
============================================================================================================

(1) The amounts include the results of Deeter subsequent to March 30, 1998, the results of Mercer subsequent to April 3, 1998 and the results of Dalton subsequent to September 8, 1998.
(2) The amounts include the results of Cast Alloys subsequent to December 31, 1998.
(3)  The amounts include the results of Gregg subsequent to November 30, 1999.
(4) In 1999, other expenses includes a $6,713 charge related to the closure of Dalton's Ashland facility.
(5) On October 2, 2000, the Company sold all of the issued and outstanding shares of common stock of Hartley. The results of the operations of Hartley have been reported separately as discontinued operations for all periods presented. The sale resulted in a gain of $2,404, net of income taxes of $1,603.
(6) The extraordinary item includes the write off of unamortized deferred financing costs due to the early extinguishment of debt, net of tax of $260 and $999, for the year ended September 30, 1998 and the five months ended September 30, 1997, respectively.

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


COMPARISON OF FISCAL YEAR ENDED SEPTEMBER 30, 2001 TO FISCAL YEAR ENDED SEPTEMBER 30, 2000

     Net Sales. Net sales for the year ended September 30, 2001 were $470.0 million, which was $79.7 million or 14.5% lower than the year ended September 30, 2000. The decrease in net sales resulted from significant weakness in the demand for industrial castings used for the heavy duty truck and HVAC markets and an overall slowing of demand for castings in the Company's other major markets.

     Gross Profit. Gross profit for the year ended September 30, 2001 was $67.7 million, a decrease of $27.2 million or 28.6%, as compared to the year ended September 30, 2000. Gross profit as a percentage of net sales decreased to 14.4% during the year ended September 30, 2001 from 17.3% for the fiscal year ended September 30, 2000. The decrease in gross profit resulted from lower sales volumes noted above and an inability, at the lower production and sales levels, to sufficiently absorb the overhead costs necessary to effectively run the foundry operations. Gross profit percentage was also negatively impacted during the year ended September 30, 2001 by intense market pressure to reduce product pricing.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended September 30, 2001 were $32.4 million, a decrease of $6.8 million from the $39.2 million for the year ended September 30, 2000. As a percentage of net sales, selling, general and administrative expenses decreased from 7.1% for the fiscal year ended September 30, 2000 to 6.9% for the year ended September 30, 2001. The decrease was due to decreased corporate expense and the implementation of other cost cutting measures, including salary reductions and consolidation of facilities, in response to the decreased sales level.

     Amortization of intangible assets. Amortization of intangible assets was $11.6 million in each of the years ended September 30, 2001 and 2000.

     Other expenses. Included in other expenses for the years ended September 30, 2001 and 2000 are gains of $0.3 million and losses of $0.1 million, respectively, for the disposal of long-lived assets in the ordinary course of business.

     Operating Income. Operating income was $24.0 million for the year ended September 30, 2001, a decrease of $20.0 million or 45.4% from the year ended September 30, 2000. As a percentage of net sales, operating income was 5.1% for the year ended September 30, 2001, as compared to 8.0% for the year ended September 30, 2000. These decreases were caused by the reasons discussed above under gross profit, partially offset by decreased selling, general and administrative expenses

     Net Interest Expense. Net interest expense increased from $47.8 million for the year ended September 30, 2000 to $47.9 million for the year ended September 30, 2001. The increase in net interest expense resulted from interest on capital leases entered into during the second half of fiscal 2000 and interest on the increased borrowings outstanding on the Company's Revolving Credit Facility, partially offset by lower interest rates on the Company's Senior Bank Facilities.

     Provision for Income Taxes. The credit for income taxes for the year ended September 30, 2001 is lower than the amount computed by applying the statutory rate of approximately 40% to loss before income taxes principally due to the amortization of goodwill, which is not deductible for income tax purposes.

     Discontinued Operations. On October 2, 2000, the Company sold the common stock of Hartley. The disposition of Hartley resulted in a gain of $2,404, net of income taxes of $1,603. The results of operations of Hartley for the year ended September 30, 2000 have been reported separately as discontinued operations.

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

     Gross Profit. Gross profit for the year ended September 30, 2000 was $94.8 million, a decrease of $0.8 million or 0.8%, as compared to the year ended September 30, 1999. The decrease was from lower margins on sales and a $2.5 million provision for obsolete inventory at Cast Alloys. This was partially offset by the inclusion of the operating results of Gregg after its acquisition on November 30, 1999. Gross profit as a percentage of net sales decreased to 17.3% (17.7% without the $2.5 million provision for obsolete inventory) during the year ended September 30, 2000 from 18.0% for the fiscal year ended September 30, 1999. Gross profit percentage was negatively impacted during the year ended September 30, 2000 by the provision for obsolete inventory and other operating difficulties at Cast Alloys. In addition, the Company has experienced extreme market pressure to reduce pricing on its products.

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

     Other expenses. During the year ended September 30, 1999, a restructuring charge of $6.7 million was recorded to exit the Company's operations at its Ashland, Ohio facility. The decision to close the facility was made due to recurring operating losses by the Ashland division over the past several years. Of the $6.7 million charge, $6.0 million was a non-cash charge for impairment of assets and $.7 million was cash outlays for exit activity costs which were paid during the year ended September 30, 2000. Also included in other expenses for the years ended September 30, 2000 and 1999 are losses of $0.1 and $0.8 million, respectively, for the disposal of long-lived assets in the ordinary course of business.

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

     Net Interest Expense. Net interest expense increased from $42.4 million for the year ended September 30, 1999 to $47.8 million for the year ended September 30, 2000. The increase in net interest expense resulted from interest on the drawings under the Company's Senior Bank Facilities to finance the Gregg acquisition. In addition, the Senior Subordinated Notes used to finance the Cast Alloys acquisition were outstanding for the entire year ended September 30, 2000.

     Provision for Income Taxes. The provision for income taxes for the year ended September 30, 2000 is higher than the amount computed by applying the statutory rate of approximately 40% to loss before income taxes principally due to the amortization of goodwill, which is not deductible for income tax purposes.

     Income from discontinued operations. Income from discontinued operations includes the results of operations of Hartley, which was sold on October 2, 2000. The results of operations of Hartley are comparable for the years ended September 30, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has outstanding $282.0 million principal of 11 1/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"). In addition, the Company has entered into a credit agreement (the "Senior Bank Facility" or "Credit Agreement"), as amended, providing for term loans maturing in September 2005, an Acquisition Loan Facility maturing in June 2004 and a Revolving Credit Facility of up to $50.0 million maturing in April 2002. At September 30, 2001, there is $5.0 million outstanding on the Revolving Credit Facility, $19.9 million outstanding on the Acquisition Loan Facility and $123.5 million outstanding under the term loans.

     The Company's liquidity needs will arise primarily from debt service on the above indebtedness, working capital needs and the funding of capital expenditures. Borrowings under the Senior Bank Facilities bear interest at variable interest rates. Both the Senior Bank Facility and the indentures governing the Senior Subordinated Notes limit the Company's ability to incur additional indebtedness. The covenants contained in the Senior Bank Facility also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, prepay the Senior Subordinated Notes or amend its indentures, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company, engage in certain transactions with affiliates, and otherwise restrict corporate activities. These covenants also require the Company to maintain leverage, net worth and interest coverage ratios. The Company is in compliance with these ratios at September 30, 2001. To remain in compliance at subsequent measurement dates, the Company must attain profitable operations. If the Company does not meet the covenants at subsequent measurement dates, the Credit Agreement will need to be refinanced or amended for the Company to remain in compliance. Management intends to negotiate with the bank to amend the Credit Agreement in fiscal 2002.

     For the years ended September 30, 2001, 2000 and 1999, capital expenditures were $16.9 million, $19.3 million, and $41.6 million, respectively. During the years ended September 30, 2000 and 1999, the Company incurred additional capital expenditures of $13.3 million and $1.1 million, respectively, which the Company financed by entering into capital leases. The Company did not enter into any capital leases during the year ended September 30, 2001. The decrease in capital expenditures during the year ended September 30, 2001 was the result of tighter spending controls placed on capital expenditures. The capital expenditures for the year ended September 30, 1999 included significant expenditures for updating of molding machines, melt and sand systems and purchase of an R&D facility at certain subsidiaries. No similar projects were entered into in 2001 and 2000.

     The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under its Senior Bank Facilities. Net cash provided by operating activities for the years ended September 30, 2001 and 2000 was $9.3 million and $29.5 million, respectively. The decrease in net cash provided by operating activities for the year ended September 30, 2001 was due to decreased operating income, which was caused by lower sales volume and an inability to absorb overhead costs at the reduced sales level, and a slowdown in accounts receivable collections. Net cash from operating activities for the year ended September 30, 2000 was $29.5 million, a decrease of $1.6 million from $31.1 million for the year ended September 30, 1999, primarily as a result of a decrease in operating income (before amortization and restructuring charges), partially offset by improved control of accounts receivable balances.

     The Company believes that cash generated from operations and existing revolving lines of credit under the Senior Bank Facilities will be sufficient to meet its normal operating requirements, including working capital needs and interest payments on the Company's outstanding indebtedness. In fiscal 2002, the Company anticipates receiving an income tax refund from the carryback of net operating losses and has also initiated specific inventory control programs to reduce current inventory levels. These factors will assist the Company in generating sufficient cash to meet its operating requirements in fiscal 2002.

     Amounts under the $50 million Revolving Credit Facility may be used for working capital and general corporate purposes, subject to certain limitations under the Senior Bank Facilities. The Company believes that such resources, together with the potential future use of debt or equity financing, will allow the Company to pursue its strategic goals of growth and returning to acceptable levels of profitability.

RECENT DEVELOPMENTS

     The continued deterioration of the U.S. economy and other events subsequent to the Company's fiscal year end, have had a significant negative impact on the operations of one of the Company's subsidiaries. Recent customer actions at this subsidiary could have a significant impact on the long-term value of this subsidiary's assets. Management is currently considering various alternatives related to the future operations of this subsidiary. These alternatives include the potential sale, restructuring or the discontinuation of the operations of the subsidiary. At the time the Company finalizes its plans with respect to this subsidiary, there could be a significant reduction in future earnings of the Company resulting from charges related to these alternatives.


Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative, hedging or trading purposes.

     Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Senior Bank Facilities. If market interest rates for such borrowings averaged 1% more during the fiscal year ended September 30, 2002 than they did during fiscal 2001, the Company's interest expense would increase, and income before income taxes would decrease by approximately $1.7 million. This analysis does not consider the effects of the reduced level of overall economic activity that may exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to such change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

Item 8.    FINANCIAL STATEMENTS AND  SUPPLEMENTARY DATA

     The financial statements and schedules are listed in Part IV Item 14 of this Form 10-K.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information as of September 30, 2001, with respect to the persons who are members of the Board of Directors and executive officers.


      Name                Age                 Position
      ----                ---                 --------
William M. Barrett         54    President and Chief Executive Officer, Director
Gary W. LaChey             55    Corporate Vice President - Finance
Charles M. Kurtti          64    Executive Vice President
Phillip C. Zehner          59    Vice President, Secretary and Treasurer
Brenton F. Halsey          72    Director
David F. Thomas            51    Director
John D. Weber              37    Director

     Mr. Barrett is President and Chief Executive Officer of the Company, a position he has held since May 15, 2000. Mr. Barrett joined the Company in 1992 serving as General Sales Manager - Industrial Castings until May 1, 1997. Mr. Barrett was Vice President and General Manager from May 1, 1997 to September 30, 1998 and President from October 1, 1998 to April 30, 2000. From 1985 to 1992, Mr. Barrett was the Vice President - Sales for Harvard Industries Cast Products Group. Mr. Barrett has also been a director of the Company since May, 2000.

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

     Mr. Thomas is a director of the Company, a position he has held since May 1, 1997. Mr. Thomas has been a Managing Director of Citicorp Venture Capital, Ltd. since 1991. Mr. Thomas is a director of Lifestyles Furnishings International Ltd., Galey & Lord, Inc., Anvil Knitwear, Inc. and a number of private companies.

     Mr. Weber is a director of the Company, a position he has held since May 1, 1997. Since 1994, Mr. Weber has been a Vice President at Citicorp Venture Capital, Ltd. Previously, Mr. Weber worked at Putnam Investments from 1992 through 1994. Mr. Weber is a director of Anvil Knitwear, Inc. and a number of private companies.

     Directors of the Company do not receive compensation for their services as directors. They are reimbursed for their out-of-pocket expenses in connection with their travel to and attendance at meetings of the board of directors.

ITEM 11.   Executive Compensation

     The compensation of executive officers of the Company is determined by the Board of Directors of the Company. The following table sets forth information concerning compensation received by the officers of the Company for services rendered in the fiscal years ended September 30, 2001, 2000 and 1999.




                                                                                           Long-Term Compensation
                                                                                           ----------------------
   Name and Principal        Fiscal     Annual Compensation         Other Annual      Options/       LTIP        All Other
                                        -------------------
        Position              Year       Salary      Bonus         Compensation(1)     SARs(#)      Payouts    Compensation
        --------              ----       ------      -----         ---------------     -------      -------    ------------
William M. Barrett             2001     275,000           --              33,048           --        --               --
   President and Chief         2000     275,000       99,418              31,866
   Executive Officer           1999     240,629      160,738              30,271

Gary W. LaChey                 2001     208,334           --              33,680           --        --               --
   Corporate Vice              2000     200,000       58,568              31,452
   President - Finance         1999     175,000      106,120              29,909

Charles M. Kurtti              2001     176,174       22,362              34,321           --        --               --
   Executive Vice              2000     167,500       48,319              32,743
   President                   1999     150,100       87,549              31,063

Phillip C. Zehner              2001     125,800       19,124              30,902           --        --               --
   Vice President,             2000     109,200       26,312              29,021
   Secretary and               1999      99,450       37,459              17,343
   Treasurer

Joseph L. DeRita               2001     224,000           --              19,182           --        --               --
   President-                  2000     218,000       92,887              18,915
   Dalton Corporation          1999     178,500       85,795              14,766


(1) The named officers have participated in the Company's voluntary profit sharing contributions or matching 401(k) contributions, and excess benefit programs. The aggregate payments made by the Company pursuant to such employee benefit programs are listed as Other Annual Compensation.

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

MANAGEMENT EQUITY PARTICIPATION

     In connection with the Merger, the then current Management Investors acquired units representing membership interests in ACP Products, L.L.C., which represent, in the aggregate, approximately a ten percent beneficial interest in the Company (the "Purchased Interests"). In addition, in connection with certain of the acquisitions, certain senior managers of certain of the subsidiaries purchased common interests in ACP Products, L.L.C. The Management Investors and certain other employees of the Company may be given the opportunity to purchase additional Purchased Interests either in connection with future acquisitions or otherwise.

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



Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company's authorized capital stock consists of (a) 11,000 shares of common stock, par value $100 per share (the "Common Stock"), 1,000 shares of which are issued and outstanding and owned by NFC Castings, Inc. and are pledged to the lenders under the Senior Bank Facilities; (b) 3,000 shares of preferred stock, par value $100 per share, none of which are issued or outstanding. NFC Castings, Inc. is a wholly owned subsidiary of ACP Holdings which in turn is wholly owned by ACP Products, L.L.C.

     The Company's authorized preferred stock consists of 3,000 shares of preferred stock, par value $100 per share. There are no issued or outstanding shares of preferred stock.

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

     Set forth below is certain information regarding the beneficial ownership as of September 30, 2001 of Class A Common Units and Class C Common Units, respectively, by each person who beneficially owns 5.0% or more of the outstanding Class A Common Units or Class C Common Units, each director and Named Executive Officer and all directors and Named Executive Officers as a group. Except as indicated below, the address for each of the persons listed below is c/o Neenah Foundry Company, 2121 Brooks Avenue, Box 729, Neenah, Wisconsin 54957.

------------------------------------------------------------------------------------------------------------------------
                                                Number of       Number of     Percentage     Percentage     Percentage
                                               Voting Class   Voting Class     of Voting      of Voting     of Voting
NAME AND ADDRESS OF BENEFICIAL OWNER            A Common        C Common        Class A        Class C        Common
------------------------------------              Units           Units         Common         Common          Units
                                                                                 Units          Units
------------------------------------------------------------------------------------------------------------------------
Citicorp Venture Capital, Ltd. (1) (2)             81,000             --         85.26%            --         35.54%
399 Park Avenue
New York, New York  10043
------------------------------------------------------------------------------------------------------------------------
Metropolitan Life Insurance Company (1)             5,000             --          5.26%            --          2.19%
One Madison Avenue
New York, New York  10010
------------------------------------------------------------------------------------------------------------------------
Executive Officers (1)                                 --         64,000             --         48.10%        28.08%
------------------------------------------------------------------------------------------------------------------------
David F Thomas (1) (3)                             84,167             --         88.60%            --         36.93%
------------------------------------------------------------------------------------------------------------------------
John D. Weber (1) (3)                              81,169             --         85.44%            --         35.61%
------------------------------------------------------------------------------------------------------------------------
Directors and named executive officers as
a group                                            89,336         64,000         94.04%         48.10%        35.61%
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

Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                              Page
                                                                                              ----
(a) (1) Consolidated Financial Statements of Neenah Foundry Company


          Report of Ernst & Young LLP, Independent Auditors                                    32

          Consolidated Balance Sheets                                                          33

          Consolidated Statements of  Operations                                               35

          Consolidated Statements of Changes in Stockholder's Equity                           36

          Consolidated Statements of Cash Flows                                                37

          Notes to Consolidated Financial Statements                                           39

    (2) Financial Statements Schedules

          Report of Ernst & Young LLP, Independent Auditors                                    68

           Schedule II - Valuation and Qualifying Accounts of Neenah Foundry Company           69

Schedules I, III, IV, and V are omitted since they are not applicable or not required under the rules of Regulation S-X.

(b) Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

(c) Exhibits

         See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Neenah, State of Wisconsin, on December 21, 2001.


                                          NEENAH FOUNDRY  COMPANY

                                            (Registrant)

                                                  /s/ Gary W. LaChey
                                          --------------------------------------
                                                      Gary W. LaChey
                                          Corp. Vice President - Finance


                                          (Principal Financial and Principal
                                                  Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 21, 2001, by the following persons on behalf of the registrant and in the capacities indicated.

     /s/ William M. Barrett                      /s/ Brenton F. Halsey
--------------------------------------    --------------------------------------
         William M. Barrett                          Brenton F. Halsey
           President and                                 Director
   Chief Executive Officer, Director
     (Principal Executive Officer)

     /s/ David F. Thomas                         /s/ Gary W. LaChey
--------------------------------------    --------------------------------------
          David F. Thomas                            Gary W. LaChey
             Director                        Corp. Vice President - Finance

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

  4.7 Indenture dated as of July 1, 1997 among Neenah Corporation, Neenah Foundry Company, Neenah Transport, Inc., Hartley Controls Corporation and United States Trust Company of New York. **
  4.8 Purchase Agreement dated as of June 26, 1997 among Neenah Corporation, Neenah Foundry Company, Hartley Controls Corporation, Neenah Transport, Inc. and Chase Securities Inc. **
  4.9 Exchange and Registration Rights Agreement dated as of July 1, 1997 by and between Neenah Corporation, Neenah Foundry Company, Hartley Controls Corporation, Neenah Transport, Inc. and Chase Securities, Inc.
         **
  4.10   Form of Global Note related to the Indenture dated as of July 1, 1997.
         **
  4.11 Indenture dated as of November 24, 1998 among Neenah Foundry Company, Neenah Transport, Inc., Hartley Controls Corporation, the Guarantors and United States Trust Company of New York. ****
  10.1 Master Lease Agreement between Neenah Foundry Company and Bank One Leasing Corporation dated December 14, 1992. **
  10.2 Agreement between Neenah Foundry Company and Rockwell International Corporation effective April 1, 1995. **
  10.3 Letter Agreement between Neenah Foundry Company and Eaton Corporation dated April 4, 1996.**
  10.4   (Intentionally omitted).
  10.5 1999-2001 Collective Bargaining Agreement between Neenah Foundry Company and Local 121B Glass, Molders, Pottery, Plastics and Allied Workers International Union AFL-CIO-CLC (incorporated by reference to the Company's Form 10-K filed on December 28, 1999).
  10.6   (Intentionally omitted).
  10.7 Credit Agreement dated as of April 30, 1997 as Amended and Restated as of September 12, 1997, as of April 3, 1998, and as of September 8, 1998 by and among Neenah Foundry Company, NFC Castings, Inc., the Chase Manhattan Bank as Administrative Agent, Chase Securities, Inc. as Arranger and the other Lenders from time to time party thereto (incorporated by reference to the Company's Form 8-K filed on September 21, 1998.)
  10.8 Employment Agreement dated September 9, 1994 between the Neenah Corporation, Neenah Foundry Company, Harley Controls Corporation, Neenah Transport, Inc. and James P. Keating, Jr.**
  10.9 Consulting Agreement dated September 9, 1994 between the Neenah Foundry Company and the Guarantors and James P. Keating, Jr. **
  10.10 First Amendment to Employment Agreement, dated September 9, 1994, between Neenah Foundry Company, Neenah Corporation, Hartley Controls Corporation and James P. Keating, Jr. **
  10.11 Pledge Agreement dated as of April 30, 1997, among NC Merger Company, a Wisconsin Corporation, NFC Castings, Inc., a Delaware Corporation. **
  10.12 Subsidiary Guarantee Agreement dated as of April 30, 1997, among each of the subsidiaries listed of NC Merger Company, a Wisconsin corporation, and The Chase Manhattan Bank, a New York banking corporation, as collateral agent for the secured parties. **
  10.13 Parent Guarantee Agreement dated as of April 30, 1997, between NFC Castings, Inc., a Delaware corporation and The Chase Manhattan Bank, a New York banking corporation, as collateral agent for the secured parties. **
  10.14 Security Agreement dated as of April 30, 1997, among NC Merger Company, a Wisconsin corporation, each subsidiary of the borrower and The Chase Manhattan Bank, a New York banking corporation, as collateral agent for the secured parties. **
  10.15  Form of Mortgage. **

  10.16 Amendment No. 1, Consent and Waiver, dated as of November 18, 1998, to the Credit Agreement dated as of April 30, 1997 as Amended and Restated as of September 12, 1997, as of April 3, 1998, and as of September 8, 1998 by and among Neenah Foundry Company, NFC Castings, Inc., the Lenders from time to time party thereto, and the Chase Manhattan Bank.
         ***
  10.17 Cash Collateral Account Agreement dated as of November 24, 1998, between Neenah Foundry Company and the Chase Manhattan Bank. ***
  10.18 Executive Employment and Consulting Agreement dated September 15, 1998 by and among Neenah Foundry Co., Advanced Cast Products, Inc., ACP Holding Co., ACP Products, LLC and James K. Hildebrand.***
  10.19 Dalton Corporation, KLDavidson Employment Agreement dated September 8, 1998. ***
  10.20 Purchase Agreement dated November 19, 1998 among Neenah Foundry Company. Neenah Transport, Inc., Hartley Controls Corporation, the Guarantors and the Initial Purchasers. ****
  10.21 Exchange and Registration Rights Agreement dated November 24, 1998 among Neenah Foundry Company, Neenah Transport, Inc., Hartley Controls Corporation, the Guarantors and the Initial Purchasers. ****
  10.22 Stock Purchase Agreement dated October 2, 2000 by and between Neenah Foundry Company (as seller) and Simpson Technologies Corp. (as buyer) (incorporated by reference to the Company's Form 10-Q for the period ended December 31, 2000 filed on February 9, 2001).
  10.23 Amendment No. 2 dated as of March 16, 2001, to the Credit Agreement dated as of April 30, 1997 as Amended and Restated as of September 12, 1997, as of April 3, 1998, and as of September 8, 1998 by and among Neenah Foundry Company, NFC Castings, Inc., the Lenders from time to time party thereto, and the Chase Manhattan Bank (incorporated by reference to the Company's Form 10-Q for the period ended March 31, 2001 filed on May 9, 2001).
  21.1   Subsidiaries of the Registrant. *

----
   * Filed herewith.

  ** Incorporated by reference to the Company's Form S-4 (Registration No.
     333-28751) which became effective August 29, 1997.

 *** Incorporated by reference to the Company's Form 10-K (Registration No.
     332-28751) which was filed December 23, 1998.

**** Incorporated by reference to the Company's Form S-4 (Registration No.
     333-72455) which became effective May 13, 1999.

CONSOLIDATED FINANCIAL STATEMENTS

Neenah Foundry Company
Years ended September 30, 2001, 2000 and 1999

                             Neenah Foundry Company

                        Consolidated Financial Statements

                  Years ended September 30, 2001, 2000 and 1999




                                    CONTENTS

Report of Independent Auditors...........................................................................1

Consolidated Financial Statements

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

                         Report of Independent Auditors


Board of Directors
Neenah Foundry Company

We have audited the accompanying consolidated balance sheets of Neenah Foundry Company (the Company) as of September 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.



                                       /s/ Ernst & Young LLP

Milwaukee, Wisconsin
November 7, 2001

                             Neenah Foundry Company

                           Consolidated Balance Sheets
               (In Thousands, Except Share and per Share Amounts)


                                                                                   SEPTEMBER 30
                                                                               2001             2000
                                                                         ----------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                $    4,346        $  19,478
   Accounts receivable, less allowance for doubtful
     accounts of $1,437 in 2001 and $1,001 in 2000                              69,845           72,873
   Inventories                                                                  71,695           65,119
   Refundable income taxes                                                       2,148              167
   Deferred income taxes                                                         3,069            2,748
   Other current assets                                                          5,852            6,131
                                                                         ----------------------------------
Total current assets                                                           156,955          166,516


Property, plant and equipment:
   Land                                                                          6,226            6,456
   Buildings and improvements                                                   31,346           31,992
   Machinery and equipment                                                     236,852          224,252
   Patterns                                                                     28,034           27,458
   Construction in progress                                                      6,240            5,404
                                                                         ----------------------------------
                                                                               308,698          295,562
   Less accumulated depreciation                                                94,865           67,323
                                                                         ----------------------------------
                                                                               213,833          228,239


Deferred financing costs, net of accumulated amortization
   of $6,327 in 2001 and $4,484 in 2000                                          7,811            8,748
Identifiable intangible assets, net of accumulated
   amortization of $22,920 in 2001 and $16,834 in 2000                          55,932           62,018
Goodwill, net of accumulated amortization of $22,619 in
   2001 and $17,067 in 2000                                                    186,005          191,557
Other assets                                                                     5,907            9,140
                                                                         ----------------------------------
                                                                               255,655          271,463
                                                                         ----------------------------------
                                                                              $626,443         $666,218
                                                                         ==================================

                             Neenah Foundry Company

                           Consolidated Balance Sheets
               (In Thousands, Except Share and per Share Amounts)


                                                                                    SEPTEMBER 30
                                                                               2001            2000
                                                                          ---------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                          $   30,568     $   31,172
   Accrued wages and employee benefits                                           13,250         16,170
   Accrued interest                                                              13,567         13,881
   Other accrued liabilities                                                      4,701          5,782
   Current portion of long-term debt                                             20,424         11,280
   Current portion of capital lease obligations                                   2,305          2,151
                                                                          ---------------------------------
Total current liabilities                                                        84,815         80,436

Long-term debt                                                                  413,653        438,327
Capital lease obligations                                                         7,845         10,143
Deferred income taxes                                                            63,719         66,046
Postretirement benefit obligations                                                6,345          6,118
Other liabilities                                                                 8,127          6,630
                                                                          ---------------------------------
Total liabilities                                                               584,504        607,700

Commitments and contingencies

Stockholder's equity:
   Preferred stock, par value $100 per share; 3,000 shares
     authorized; no shares issued or outstanding                                      -              -
   Common stock, Class A (voting), par value $100 per
     share; 1,000 shares authorized, issued and outstanding                         100            100
   Common stock, Class B (nonvoting), par value $100 per
     share; 10,000 shares authorized, no shares issued or
     outstanding                                                                      -              -
   Capital in excess of par value                                                51,317         51,317
   Retained earnings (accumulated deficit)                                       (7,860)         7,190
   Accumulated other comprehensive loss                                          (1,618)           (89)
                                                                          ---------------------------------
Total stockholder's equity                                                       41,939         58,518
                                                                          ---------------------------------

                                                                             $  626,443     $  666,218
                                                                          =================================

                             Neenah Foundry Company

                      Consolidated Statements of Operations
                                 (In Thousands)

                                                                YEAR ENDED SEPTEMBER 30
                                                     2001                 2000                 1999
                                             ---------------------------------------------------------------
Net sales                                          $ 470,037            $ 549,656            $ 530,354
Cost of sales                                        402,364              454,813              434,722
                                             ---------------------------------------------------------------
Gross profit                                          67,673               94,843               95,632

Selling, general and administrative
   expenses                                           32,402               39,176               34,061
Amortization expense                                  11,638               11,641               11,696
Restructuring charge                                       -                    -                6,713
(Gain) loss on disposal of
   equipment                                            (337)                 104                  789
                                             ---------------------------------------------------------------
Operating income                                      23,970               43,922               42,373

Other income (expense):
   Interest expense                                  (48,336)             (48,760)             (43,803)
   Interest income                                       445                  978                1,402
                                             ---------------------------------------------------------------
Loss from continuing operations
   before income taxes                               (23,921)              (3,860)                 (28)
Provision (credit) for income taxes                   (6,467)               1,448                1,982
                                             ---------------------------------------------------------------
Loss from continuing operations                      (17,454)              (5,308)              (2,010)

Discontinued operations:
   Income from discontinued
     operations net of income taxes
     of $152 in 2000 and $82
     in 1999                                               -                  165                  118
   Gain on sale of discontinued
     operations, net of income taxes
     of $1,603                                         2,404                    -                    -
                                             ---------------------------------------------------------------
Net loss                                           $ (15,050)           $  (5,143)           $  (1,892)
                                             ===============================================================




See accompanying notes.                 35

                             Neenah Foundry Company

           Consolidated Statements of Changes in Stockholder's Equity
                                 (In Thousands)

                                                                    Common Stock
                                                             --------------------------
                                                 Preferred                                 Capital in
                                                   Stock       Class A       Class B      Excess of Par
                                                                                              Value
                                                ------------ ------------ -------------  ---------------
Balance at September 30, 1998                        $ -          $100        $ -             $55,167
   Return of fiscal 1998 capital contribution          -             -          -              (3,850)
   Components of comprehensive loss:
     Net loss                                          -             -          -                   -
     Pension liability adjustment, net of tax
       effect of $1,048                                -             -          -                   -

   Total comprehensive loss
                                                ------------ ------------ ------------- ----------------
Balance at September 30, 1999                          -           100          -              51,317
   Components of comprehensive loss:
     Net loss                                          -             -          -                   -
     Pension liability adjustment, net of tax
       effect of $60                                   -             -          -                   -
                                                       -

   Total comprehensive loss
                                                ------------ ------------ ------------- ----------------
Balance at September 30, 2000                          -           100          -              51,317
   Components of comprehensive income:
     Net loss                                          -             -          -                   -
     Pension liability adjustment, net of tax
       effect of $1,018                                -             -          -                   -
                                                       -

   Total comprehensive loss
                                                ------------ ------------ ------------- ----------------
Balance at September 30, 2001                        $ -          $100        $ -             $51,317
                                                ============ ============ ============= ================

                                                     Retained      Accumulated
                                                     Earnings        Other

                                                   (Accumulated   Comprehensive
                                                     Deficit)         Loss           Total

                                                   -------------  -------------  --------------
Balance at September 30, 1998                        $  14,225       $(1,570)       $ 67,922
   Return of fiscal 1998 capital contribution               -              -          (3,850)
   Components of comprehensive loss:
     Net loss                                          (1,892)             -          (1,892)
     Pension liability adjustment, net of tax
       effect of $1,048                                     -          1,570           1,570
                                                                                 --------------
   Total comprehensive loss                                                             (322)
                                                   -------------- -------------  --------------
Balance at September 30, 1999                          12,333              -          63,750
   Components of comprehensive loss:
     Net loss                                          (5,143)             -          (5,143)
     Pension liability adjustment, net of tax
       effect of $60                                        -            (89)            (89)

                                                                                 --------------
   Total comprehensive loss                                                           (5,232)
                                                   -------------- -------------  --------------
Balance at September 30, 2000                           7,190            (89)         58,518
   Components of comprehensive income:
     Net loss                                         (15,050)             -         (15,050)
     Pension liability adjustment, net of tax
       effect of $1,018                                     -         (1,529)         (1,529)

                                                                                 --------------
   Total comprehensive loss                                                          (16,579)
                                                   -------------- -------------  --------------
Balance at September 30, 2001                        $  (7,860)      $(1,618)       $ 41,939
                                                   ============== =============  ==============





See accompanying notes.                 36

                             Neenah Foundry Company

                      Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                                          YEAR ENDED SEPTEMBER 30
                                                                   2001             2000            1999
                                                             --------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                          $(15,050)       $  (5,143)       $  (1,892)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Provision for obsolete inventories                                248            2,500                -
     Provision for impairment of assets                                  -                -            6,030
     Depreciation                                                   29,636           28,112           23,990
     Amortization of identifiable intangible assets
       and goodwill                                                 11,638           11,641           11,696
     Amortization of deferred financing costs and
       premium on notes                                              1,222            1,082            1,011
     Gain on sale of discontinued operations                        (4,007)               -                -
     (Gain) loss on disposal of property, plant and
       equipment                                                      (337)             104              789
     Deferred income taxes                                          (1,630)            (358)          (8,248)
     Changes in operating assets and liabilities:
       Accounts receivable                                           2,145            8,558           (2,977)
       Inventories                                                  (7,405)          (7,759)          (1,028)
       Other current assets                                             45             (378)             684
       Accounts payable                                               (474)          (3,842)          (5,217)
       Accrued liabilities                                          (3,911)          (3,924)           4,452
       Income taxes                                                 (2,152)          (1,183)           1,504
       Postretirement benefit obligations                              379              477              421
       Other liabilities                                            (1,060)            (405)            (110)
                                                             --------------------------------------------------
Net cash provided by operating activities                            9,287           29,482           31,105

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired                          -          (29,502)         (40,824)
Proceeds from disposition of business, net of fees                   5,190                -                -
Purchase of property, plant and equipment                          (16,882)         (19,268)         (41,643)
Proceeds from sale of property, plant and equipment                  2,859            2,381                -
Other                                                                2,373             (936)            (780)
                                                             --------------------------------------------------
Net cash used in investing activities                               (6,460)         (47,325)         (83,247)

                             Neenah Foundry Company

                                 (In Thousands)

                                                                        YEAR ENDED SEPTEMBER 30
                                                                  2001            2000            1999
                                                            -------------------------------------------------
FINANCING ACTIVITIES
Proceeds from long-term debt                                    $   5,000          $29,750       $ 90,405
Payments on long-term debt and capital lease
   obligations                                                    (22,053)          (9,797)       (33,607)
Return of capital contribution                                          -                -         (3,850)
Debt issuance costs                                                  (906)               -         (3,236)
                                                            -------------------------------------------------
Net cash provided by (used in) financing activities               (17,959)          19,953         49,712
                                                            -------------------------------------------------
Increase (decrease) in cash and cash equivalents                  (15,132)           2,110         (2,430)
Cash and cash equivalents at beginning of period                   19,478           17,368         19,798
                                                            -------------------------------------------------
Cash and cash equivalents at end of period                      $   4,346          $19,478       $ 17,368
                                                            =================================================

Supplemental disclosures of cash flow information:
   Interest paid                                                $  47,428          $47,475       $ 38,961
   Income taxes paid (refunded)                                    (1,253)           3,141          8,656

                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements

                               September 30, 2001
                                 (In Thousands)



1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Neenah Foundry Company (Neenah), together with its subsidiaries (the Company) manufactures gray and ductile iron castings for sale to industrial and municipal customers. Industrial castings are custom-engineered and are produced for customers in several industries, including the medium and heavy-duty truck components, farm equipment, heating, ventilation and air-conditioning industries. Municipal castings include manhole covers and frames, storm sewer frames and grates, tree grates and specialty castings for a variety of applications and are sold principally to state and local government entities, utilities and contractors. The Company's sales generally are unsecured.

Neenah has the following subsidiaries, all of which are wholly owned: Deeter Foundry, Inc. (Deeter); Mercer Forge Corporation and subsidiaries (Mercer); Dalton Corporation and subsidiaries (Dalton); Advanced Cast Products, Inc. and subsidiaries (ACP); Cast Alloys, Inc. and subsidiaries (Cast Alloys); Gregg Industries, Inc. (Gregg); and Neenah Transport, Inc. (Transport). Deeter manufactures gray iron castings for the municipal market and special application construction castings. Mercer manufactures forged components for use in transportation, railroad, mining and heavy industrial applications and microalloy forgings for use by original equipment manufacturers and industrial end users. Dalton manufactures gray iron castings for refrigeration systems, air conditioners, heavy equipment, engines, gear boxes, stationary transmissions, heavy duty truck transmissions and other automotive parts. ACP manufactures ductile and malleable iron castings for use in various industrial segments, including heavy truck, construction equipment, railroad, mining and automotive. Cast Alloys manufactures investment-cast titanium and stainless steel golf club heads for the golf industry. Gregg manufacturers gray and ductile iron castings for industrial and commercial use. Transport is a common and contract carrier licensed to operate in the continental United States. The majority of Transport's revenues are derived from transport services provided to the Company

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Neenah and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation

                             Neenah Foundry Company

                                 (In Thousands)


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The cost (which approximated fair value) of cash equivalents, consisting entirely of Euro-Dollar investments, totaled $15,000 at September 30, 2000. There were no cash equivalents at September 30, 2001.

INVENTORIES

Inventories are stated at the lower of cost or market. The cost of inventories for Neenah and Dalton is determined on the last-in, first-out (LIFO) method for substantially all inventories except supplies, for which cost is determined on the first-in, first-out (FIFO) method. The cost of inventories for Deeter, Mercer, Cast Alloys, ACP and Gregg is determined on the FIFO method. LIFO inventories comprise 40% and 43% of total inventories at September 30, 2001 and 2000, respectively. If the FIFO method of inventory valuation had been used by all companies, inventories would have been approximately $1,041 and $549 higher than reported at September 30, 2001 and 2000, respectively.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is provided over the estimated useful lives of the respective assets, using the straight-line method.

DEFERRED FINANCING COSTS

Costs incurred to obtain long-term financing are amortized using the effective interest method over the term of the related debt.

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

REVENUE RECOGNITION

Revenues are recognized upon shipment of product, which generally corresponds with the transfer of title.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of sales.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $615, $636 and $854 for the years ended September 30, 2001, 2000 and 1999.

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

                                 (In Thousands)


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The following presents the carrying amounts and estimated fair values of such instruments:

                                                      SEPTEMBER 30, 2001           SEPTEMBER 30, 2000
                                                 ---------------------------------------------------------
                                                   Carrying         Fair         Carrying         Fair
                                                    Amount          Value         Amount         Value
                                                 ---------------------------------------------------------
Cash and cash equivalents                         $    4,346      $    4,346     $  19,478       $  19,478
Accounts receivable                                   69,845          69,845        72,873          72,873
Accounts payable                                      30,568          30,568        31,172          31,172
Long-term debt                                       434,077         308,586       449,607         380,656
Capital lease obligations                             10,150          10,150        12,294          12,294

The fair value of the Senior Subordinated Notes is based on quoted market prices.

PENDING ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations," effective for business combinations after June 30, 2001, and No. 142, "Goodwill and Other Intangible Assets," (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company is currently evaluating when it will adopt SFAS 142. Application of the nonamortization provisions of the Statement is expected to result in a reduction in net loss of $7,825 per year. The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of the date of adoption and has not yet determined what the effect of these tests will be on the Company's financial position and results of operations.

                             Neenah Foundry Company

                                 (In Thousands)


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations," for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS 144 as of October 1, 2001, and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

2. ACQUISITIONS AND DISPOSITION

On December 31, 1998, Neenah purchased Cast Alloys, a manufacturer of investment-cast titanium and stainless steel golf club heads, for $40,824 in cash (including direct costs of $1,206, and net of $488 of acquired cash). The acquisition of Cast Alloys was financed by the issuance of the Company's 11 1/8% Series F Senior Subordinated Notes.

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

                             Neenah Foundry Company

                                 (In Thousands)


2. ACQUISITIONS AND DISPOSITION (CONTINUED)

Pro forma unaudited consolidated operating results of the Company for the year ended September 30, 2000, assuming Gregg had been acquired as of October 1, 1999, are summarized below:

                            Net sales                           $555,434
                            Net loss                              (5,266)

These pro forma results have been prepared for informational purposes only and include certain adjustments to depreciation expense related to acquired plant and equipment, amortization expense arising from goodwill and identifiable intangible assets, interest expense on debt incurred to finance the acquisition and the estimated related income tax effects of all such adjustments. The pro forma results do not purport to be indicative of the results of operations, which would have resulted had the business combinations occurred on October 1, 1999, or of the future results of operations of the consolidated entities.

On October 2, 2000, the Company sold all of the issued and outstanding shares of common stock of Hartley for cash of $5,190, net of fees of $129. The disposition of Hartley resulted in a gain of $2,404, net of income taxes of $1,603. Proceeds from the sale were used to reduce outstanding debt. Hartley designs and manufactures customized sand control systems. In accordance with the provisions of APB Opinion No. 30, the results of operations of Hartley have been reported separately as discontinued operations in the consolidated statements of operations. Revenues for Hartley for the years ended September 30, 2000 and 1999, were $5,514 and $5,619, respectively.

3. INVENTORIES

Inventories consist of the following as of September 30:

                                                                             2001              2000
                                                                       -----------------------------------
  Raw materials                                                            $  9,519           $10,333
  Work in process and finished goods                                         50,210            43,946
  Supplies                                                                   11,966            10,840
                                                                       -----------------------------------
                                                                            $71,695           $65,119
                                                                       ===================================

                             Neenah Foundry Company

                                 (In Thousands)


4. IDENTIFIABLE INTANGIBLE ASSETS

Identifiable intangible assets consist of the following as of September 30:

                                                                             2001              2000
                                                                       -----------------------------------
  Customer lists                                                            $35,041           $35,041
  Trade names                                                                27,053            27,053
  Assembled workforce                                                        10,342            10,342
  Facilities in place                                                         2,982             2,982
  Other                                                                       3,434             3,434
                                                                       -----------------------------------
                                                                             78,852            78,852
  Less accumulated amortization                                              22,920            16,834
                                                                       -----------------------------------
                                                                            $55,932           $62,018
                                                                       ===================================

5. LONG-TERM DEBT

Long-term debt consists of the following as of September 30:

                                                                                  2001            2000
                                                                             -----------------------------
11 1/8% Series B Senior Subordinated Notes                                       $150,000         $150,000
11 1/8% Series D Senior Subordinated Notes, including unamortized premium of
 $1,469 in 2001 and $1,732 in 2000                                                 46,469           46,732
11 1/8% Series F Senior Subordinated Notes, including unamortized premium of
 $2,000 in 2001 and $2,358 in 2000                                                 89,000           89,358
Term Loan Facilities                                                              123,542          135,747
Acquisition Loan Facility                                                          19,891           27,292
Revolving Credit Facility                                                           5,000                -
Other                                                                                 175              478
                                                                             -----------------------------
                                                                                  434,077          449,607
Less current portion                                                               20,424           11,280
                                                                             -----------------------------
                                                                                 $413,653         $438,327
                                                                             =============================

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

The Company has a Credit Agreement, as amended, with a bank, which provides Term Loan Facilities, an Acquisition Loan Facility and a Revolving Credit Facility. Covenants in the Credit Agreement restrict the payment of dividends, capital expenditures and certain other transactions and require the Company to maintain leverage, net worth and interest coverage ratios. The Company is in compliance with these covenants at September 30, 2001. To remain in compliance at subsequent measurement dates, the Company must attain profitable operations. If the Company does not meet the covenants at subsequent measurement dates, the Credit Agreement will need to be refinanced or amended in order for the Company to remain in compliance. Management intends to negotiate with the bank to amend the Credit Agreement in fiscal 2002.

The Term Loan Facilities consist of two tranches of term loans. The Tranche A term loans outstanding at September 30, 2001 and 2000, total $9,057 and $12,965, respectively, and mature on September 30, 2003. The Tranche B term loans outstanding at September 30, 2001 and 2000, total $114,485 and $122,782, respectively, and mature on September 30, 2005. Installments of the Tranche A term loans are due in aggregate principal amounts of $1,000 per quarter until September 30, 2002, $1,250 per quarter from December 31, 2002 through June 30, 2003, and the remaining principal due September 30, 2003. Installments on $48,833 of the Tranche B term loans are due in aggregate principal amounts of $250 per quarter until September 30, 2003, $6,250 per quarter from December 31, 2003 through June 30, 2005, and the remaining principal due September 30, 2005. Installments on $65,652 of the Tranche B term loans are due in aggregate principal amounts of $8,750 per quarter commencing on December 31, 2003, with the remaining principal due September 30, 2005. Interest on the Tranche A and Tranche B term loans is at LIBOR (2.532% at September 30, 2001) plus 3.50% and 3.75%, respectively.

Borrowings under the Acquisition Loan Facility are due in quarterly principal installments of $1,820 through June 30, 2004, with interest at LIBOR plus 3.50%.

                             Neenah Foundry Company

                                 (In Thousands)


5. LONG-TERM DEBT (CONTINUED)

The Company is entitled to draw amounts under the Revolving Credit Facility up to $50 million for general corporate purposes, including permitted acquisitions, as defined. The Revolving Credit Facility includes a $15 million sublimit for letters of credit and matures on April 30, 2002.

Scheduled maturities of long-term debt during fiscal years subsequent to September 30, 2001, are as follows:

                  2002                                                       $  20,424
                  2003                                                          12,417
                  2004                                                          63,532
                  2005                                                          52,235
                  2006                                                               -
                  Thereafter                                                   282,000
                                                                     ----------------------
                                                                              $430,608
                                                                     ======================

6. COMMITMENTS AND CONTINGENCIES

The Company leases certain plants, warehouse space, machinery and equipment, office equipment and vehicles under operating leases. Rent expense under these operating leases for the years ended September 30, 2001, 2000 and 1999 totaled $3,509, $3,940 and $2,595, respectively.

The Company did not enter into any capital leases during the year ended September 30, 2001. During the years ended September 30, 2000 and 1999, the Company financed purchases of property, plant and equipment totaling $13,348 and $1,143, respectively, by entering into capital leases.

Property, plant and equipment under leases accounted for as capital leases as of September 30 are as follows:

                                                                             2001              2000
                                                                       -----------------------------------
  Machinery and equipment                                                   $14,308           $14,308
  Less accumulated depreciation                                               2,419             1,729
                                                                       -----------------------------------
                                                                            $11,889           $12,579
                                                                       ===================================

                             Neenah Foundry Company

                                 (In Thousands)


6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Minimum rental payments due under operating and capital leases for fiscal years subsequent to September 30, 2001, are as follows:

                                                                           Operating          Capital
                                                                             Leases           Leases
                                                                       ------------------------------------
2002                                                                           $2,819          $  3,451
2003                                                                            2,030             3,387
2004                                                                            1,382             3,175
2005                                                                              997             2,339
2006                                                                              820               535
Thereafter                                                                        141                 -
                                                                       ------------------------------------
Total minimum lease payments                                                   $8,189            12,887
                                                                       ====================

Less amount representing interest                                                                 2,737
                                                                                          -----------------
Present value of minimum lease payments                                                          10,150
Less current portion                                                                              2,305
                                                                                          -----------------
Capital lease obligations                                                                      $  7,845
                                                                                          =================

The Company is partially self-insured for workers' compensation claims. An accrued liability is recorded for claims incurred but not yet paid or reported and is based on current and historical claim information. The accrued liability may ultimately be settled for an amount different than the recorded amount. Adjustments of the accrued liability are recorded in the period in which they become known.

Approximately 45% of the Company's work force is covered by collective bargaining agreements. Collective bargaining agreements for Neenah and the Kendalville location of Dalton are scheduled to expire during fiscal 2002.

As of September 30, 2001, the Company had outstanding letters of credit of $1,065, which secure certain workers' compensation and other obligations. The outstanding letters of credit reduce the availability under the Revolving Credit Facility.

                             Neenah Foundry Company

                                 (In Thousands)


7. RESTRUCTURING CHARGE

During fiscal 1999, the Company recorded a restructuring charge of $6,713 to close one of their manufacturing facilities. Impairment and abandonment of assets at this facility that will no longer be used represented $6,030 of the restructuring charge. Other components of the restructuring charge totaling $683 included employee severance costs, lease commitments and contractual obligations, and other exit costs. All components of the restructuring charge requiring the use of cash were disbursed in fiscal 2000. For the years ended September 30, 2000 and 1999, net sales related to this manufacturing facility were $3,689 and $17,213, respectively, and the operating loss related to this manufacturing facility was $724 and $10,071, respectively, including the restructuring charge of $6,713 in fiscal 1999.

8. INCOME TAXES

The provision (credit) for income taxes consists of the following:

                                                                   YEAR ENDED SEPTEMBER 30
                                                          2001              2000               1999
                                                   --------------------------------------------------------
Current:
   Federal                                               $(2,902)            $1,804           $ 8,615
   State                                                  (1,218)               154             1,697
   Foreign                                                   886                  -                 -
                                                   --------------------------------------------------------
                                                          (3,234)             1,958            10,312
Deferred                                                  (1,630)              (358)           (8,248)
                                                   --------------------------------------------------------
                                                         $(4,864)            $1,600           $ 2,064
                                                   ========================================================

Income tax expense (benefit) is included in the consolidated statements of operations as follows:

                                                                   YEAR ENDED SEPTEMBER 30
                                                          2001              2000               1999
                                                   --------------------------------------------------------
Continuing operations                                    $(6,467)            $1,448            $1,982
Discontinued operations                                    1,603                152                82
                                                   --------------------------------------------------------
                                                         $(4,864)            $1,600            $2,064
                                                   ========================================================

                             Neenah Foundry Company

                                 (In Thousands)


8. INCOME TAXES (CONTINUED)

The provision (credit) for income taxes differs from the amount computed by applying the federal statutory rate of 35%, 35% and 34% as of September 30, 2001, 2000 and 1999, respectively, to income before income taxes as follows:

                                                                      YEAR ENDED SEPTEMBER 30
                                                               2001             2000            1999
                                                           -----------------------------------------------
Provision (credit) at statutory rate                            $(6,970)         $(1,240)       $     59
State income taxes (benefit), net of federal taxes                 (535)             452             161
Amortization of goodwill                                          1,943            1,927           1,799
Additional provision recorded in connection with pending
   tax examinations                                                 417              405               -
Other                                                               281               56              45
                                                           -----------------------------------------------
Provision (credit) for income taxes                             $(4,864)         $ 1,600        $  2,064
                                                           ===============================================

                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements
                                 (In Thousands)


8. INCOME TAXES (CONTINUED)

Deferred income tax assets and liabilities consist of the following as of September 30:


                                                                              2001              2000
                                                                       -------------------------------------

Deferred income tax liabilities:
 Book basis of assets in excess of tax basis:
     Inventories                                                           $  (2,605)         $  (2,788)
     Property, plant and equipment                                           (44,519)           (45,319)
     Identifiable intangible assets                                          (22,892)           (24,807)
   Other                                                                      (1,619)              (662)
                                                                        ------------------ -----------------
                                                                             (71,635)           (73,576)
Deferred income tax assets:
   Employee benefit plans                                                      5,570              4,366
   Accrued vacation                                                            2,251              2,430
   Other accrued liabilities                                                   1,251              2,575
   State net operating loss carryforwards                                      1,945                431
   Other                                                                         622                907
   Valuation allowance                                                          (654)              (431)
                                                                        ------------------ -----------------
                                                                              10,985             10,278
                                                                        ------------------ -----------------
Net deferred income tax liability                                           $(60,650)          $(63,298)
                                                                        ================== =================

Included in the consolidated balance sheets as:
   Current deferred income tax asset                                       $   3,069          $   2,748
   Noncurrent deferred income tax liability                                  (63,719)           (66,046)
                                                                        ------------------ -----------------
                                                                            $(60,650)          $(63,298)
                                                                        ================== =================

As of September 30, 2001, the Company has state net operating loss (NOL) carryforwards for income tax purposes of $38 million, which expire in varying amounts through September 30, 2016. Of these NOLs, Cast Alloys has $8,676 in state NOLs which expire in September 2004 to 2006. A valuation allowance has been provided against the deferred tax asset related to the Cast Alloys state NOL carryforwards as the benefit related to these carryforwards may not be realized.

                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements
                                 (In Thousands)



9. EMPLOYEE BENEFIT PLANS

DEFINED-BENEFIT PENSION PLANS AND POSTRETIREMENT BENEFITS

The Company sponsors five defined-benefit pension plans covering the majority of its hourly employees. Retirement benefits under the pension plans are based on years of service and defined-benefit rates. The Company funds the pension plans based on actuarially determined cost methods allowable under Internal Revenue Service regulations. Plan assets consist primarily of mutual funds. The measurement date for three of the defined-benefit pension plans is September 30. The remaining plans use a measurement date of June 30.

The Company also sponsors unfunded defined-benefit postretirement health care plans covering substantially all salaried and hourly employees at Neenah and their dependents. For salaried employees at Neenah, benefits are provided from the date of retirement for the duration of the employee's life, while benefits for hourly employees at Neenah are provided from retirement to age 65. Retirees' contributions to the plans are based on years of service and age at retirement. The Company funds benefits as incurred. These plans use a measurement date of September 30.

                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements
                                 (In Thousands)


9. EMPLOYEE BENEFIT PLANS (CONTINUED)

The following table summarizes the funded status of the pension plans and postretirement benefit plans and the amounts recognized in the consolidated balance sheets at September 30, 2001 and 2000:


                                                           PENSION                   POSTRETIREMENT
                                                          BENEFITS                      BENEFITS
                                                -----------------------------------------------------------
                                                     2001           2000           2001          2000
                                                -----------------------------------------------------------

Change in benefit obligation:
   Benefit obligation, October 1                   $40,400        $38,206       $ 6,692        $ 6,502
     Service cost                                    1,543          1,383           204            206
     Interest cost                                   3,036          2,768           493            476
     Curtailment                                         -              -          (153)             -
     Actuarial (gains) losses                        1,246            (71)          148           (242)
     Benefits paid                                  (2,059)        (1,886)         (360)          (250)
                                                -----------------------------------------------------------
   Benefit obligation, September 30                $44,166        $40,400       $ 7,024        $ 6,692
                                                ===========================================================

Change in plan assets:
   Fair value of plan assets, October 1            $42,122        $36,718       $     -        $     -
     Actual return (loss) on plan assets            (2,068)         4,713             -              -
     Company contributions                           2,025          2,577           360            250
     Benefits paid                                  (2,059)        (1,886)         (360)          (250)
                                                -----------------------------------------------------------
   Fair value of plan assets, September 30         $40,020        $42,122       $     -        $     -
                                                ===========================================================

Funded status of the plans:
   Benefit obligation less than (in excess of)
     plan assets                                   $(4,146)       $ 1,722       $(7,024)       $(6,692)
   Unrecognized prior service cost                   1,856          1,884           626            671
   Unrecognized net (gains) losses                   3,447         (3,350)           53            (97)
                                                -----------------------------------------------------------
                                                   $(1,157)       $   256       $(6,345)       $(6,118)
                                                ===========================================================

Amounts recognized in the consolidated balance
 sheets at September 30:
     Accrued pension liability                     $(3,395)       $(1,739)      $(6,345)       $(6,118)
     Prepaid pension asset                               -          1,726             -              -
     Intangible asset                                1,856            120             -              -
     Deferred income tax asset                       1,078             60             -              -
     Accumulated other comprehensive loss            1,618             89             -              -
                                                -----------------------------------------------------------
                                                   $(1,157)       $   256       $(6,345)       $(6,118)
                                                ===========================================================

                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements
                                 (In Thousands)


9. EMPLOYEE BENEFIT PLANS (CONTINUED)

Amounts applicable to the Company's pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets:

                                                                                  2001            2000
                                                                             -------------------------------

Projected benefit obligation                                                      $44,166         $11,588
Accumulated benefit obligation                                                     44,166          11,588
Fair value of plan assets                                                          40,020          10,883

Components of net periodic pension cost for the years ended September 30, 2001, 2000 and 1999, respectively, are as follows:

                                                PENSION BENEFITS                POSTRETIREMENT BENEFITS
                                       -----------------------------------   -------------------------------
                                          2001        2000        1999         2001       2000      1999
                                       -----------------------------------   -------------------------------
Service cost                              $1,543     $ 1,383     $ 1,263        $204      $206       $202
Interest cost                              3,036       2,768       2,533         493       476        419
Expected return on plan assets            (3,580)     (2,755)     (2,488)          -         -          -
Amortization of prior service cost           123         117          22          45        45         45
Recognized net actuarial loss                  2           1          10           2         -          -
                                        -----------  ----------- ----------     ------- ---------- ---------
Net periodic benefit cost                 $1,124     $ 1,514     $ 1,340        $744      $727       $666
                                        =========== =========== ==========    ========= ========== =========

Assumptions as of September 30:
   Discount rate                        7.25% to    7.25% to    7.25% to
                                         7.625%       7.75%      7.75%          7.625%     7.75%       7.0%

   Expected long-term rate of return    7.50% to    7.50% to    7.50% to
                                          9.00%       9.50%      9.50%              -         -          -

For measurement purposes, the healthcare cost trend rate was assumed to be 7.5% decreasing gradually to 4.5% in 2010 and then remaining at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A one percentage point change in the healthcare cost trend rate would have the following effect:



                                                                             1% Increase     1% Decrease
                                                                           ---------------------------------

   Effect on total of service and interest cost                                  $   127       $(101)
   Effect on postretirement benefit obligation                                     1,162        (935)


                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements
                                 (In Thousands)


9. EMPLOYEE BENEFIT PLANS (CONTINUED)

DEFINED-CONTRIBUTION RETIREMENT PLANS

The Company sponsors various defined-contribution retirement plans (the Plans) covering substantially all salaried and certain hourly employees. The Plans allow participants to make 401(k) contributions in amounts ranging from 1% to 15% of their compensation. The Company matches between 35% and 50% of the participants' contributions up to a maximum of 6% of the employee's compensation, as defined. The Company may make additional voluntary contributions to the Plans as determined annually by the Board of Directors. Total Company contributions amounted to $1,882, $1,828 and $1,759 for the years ended September 30, 2001, 2000 and 1999, respectively.

OTHER EMPLOYEE BENEFITS

The Company provides unfunded supplemental retirement benefits to certain active and retired employees at Dalton. At September 30, 2001, the present value of the current and long-term portion of these supplemental retirement obligations totaled $147 and $2,954, respectively.

Certain of Dalton's hourly employees are covered by a multi-employer, defined-benefit pension plan pursuant to a collective bargaining agreement. The Company's expense for the years ended September 30, 2001, 2000 and 1999, was $470, $567 and $567.

The Company is one of the sponsors of a noncontributory, multiemployer, defined-benefit pension plan covering substantially all of the union employees at Mercer pursuant to a collective bargaining agreement. The Company's expense for the years ended September 30, 2001, 2000 and 1999, was $135, $159 and $166.

10. SEGMENT INFORMATION

The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells iron castings for the industrial and municipal markets, while the Forgings segment manufactures forged components for the industrial market.

The Other segment includes machining operations and freight hauling.

                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements
                                 (In Thousands)


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


                                                                      YEAR ENDED SEPTEMBER 30
                                                               2001            2000              1999
                                                        ----------------------------------------------------

Revenues from external customers:
   Castings                                                 $ 435,088        $ 502,664       $ 481,209
   Forgings                                                    28,109           36,779          39,493
   Other                                                       19,460           28,147          27,692
   Elimination of intersegment revenues                       (12,620)         (17,934)        (18,040)
                                                        ----------------------------------------------------
Total revenues                                              $ 470,037        $ 549,656       $ 530,354
                                                        ====================================================

Income (loss) from continuing operations:
   Castings                                                 $ (17,454)       $  (5,308)      $  (2,010)
   Forgings                                                    (5,112)          (3,716)         (2,650)
   Other                                                         (711)             509             589
   Elimination of intersegment loss                             5,823            3,207           2,061
                                                        ----------------------------------------------------
Loss from continuing operations                             $ (17,454)       $  (5,308)      $  (2,010)
                                                        ====================================================

Assets:
   Castings                                                 $ 770,044        $ 832,256       $ 792,939
   Forgings                                                    51,148           57,933          57,321
   Other                                                       16,149           19,654          19,127
   Elimination of intersegment assets                        (210,898)        (243,625)       (227,685)
                                                        ----------------------------------------------------
Total assets                                                $ 626,443        $ 666,218       $ 641,702
                                                        ====================================================


                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements
                                 (In Thousands)


10. SEGMENT INFORMATION (CONTINUED)


                                                  Castings        Forgings         Other          Total
                                               -------------------------------------------------------------
Year ended September 30, 2001:
   Interest expense                               $42,400          $4,953        $   983         $48,336
   Interest income                                    445               -              -             445
   Depreciation and amortization expense           35,885           3,884          1,505          41,274
   Expenditures for long-lived assets              16,219             228            435          16,882

Year ended September 30, 2000:
   Interest expense                               $43,089          $4,816        $   855         $48,760
   Interest income                                    967               -             11             978
   Depreciation and amortization expense           34,454           3,357          1,942          39,753
   Expenditures for long-lived assets              17,387             793          1,088          19,268

Year ended September 30, 1999:
   Interest expense                                38,849           4,388            586          43,803
   Interest income                                  1,303              33             66           1,402
   Depreciation and amortization expense           30,420           3,277          1,989          35,686
   Restructuring charge                             6,713               -              -           6,713
   Expenditures for long-lived assets              39,725             855          1,513          41,643

GEOGRAPHIC INFORMATION


                                                                                              Long-Lived
                                                                           Net Sales           Assets(1)
                                                                       -------------------------------------

Year ended September 30, 2001:
   United States                                                            $460,024            $211,375
   Foreign countries                                                          10,013               2,458
                                                                       -------------------------------------
Total                                                                       $470,037            $213,833
                                                                       =====================================

Year ended September 30, 2000:
   United States                                                            $536,099            $225,244
   Foreign countries                                                          13,557               2,995
                                                                       -------------------------------------
Total                                                                       $549,656            $228,239
                                                                       =====================================

Year ended September 30, 1999:
   United States                                                            $513,237            $206,432
   Foreign countries                                                          17,117               2,372
                                                                       -------------------------------------
Total                                                                       $530,354            $208,804
                                                                       =====================================

(1) Represents tangible long-lived assets only

                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements
                                 (In Thousands)


11. GUARANTOR SUBSIDIARIES

The following tables present condensed consolidating financial information for fiscal 2001, 2000 and 1999 for: (a) the Company, and (b) on a combined basis, the guarantors of the Senior Subordinated Notes, which include all of the wholly owned subsidiaries of the Company (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements
                                 (In Thousands)


11. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 2001


                                                          Subsidiary
                                         Company          Guarantors       Eliminations     Consolidated
                                     ----------------- ------------------ --------------- -----------------
Net sales                                 $160,735            $315,430        $(6,128)        $470,037
Cost of sales                              113,550             294,942         (6,128)         402,364
                                     ----------------- ------------------ --------------- -----------------
Gross profit                                47,185              20,488              -           67,673

Selling, general and
  administrative expenses                   11,857              20,545              -           32,402
Amortization expense                         4,919               6,719              -           11,638
Gain on disposal of equipment                  (11)               (326)             -             (337)
                                     ----------------- ------------------ --------------- -----------------
Operating income                            30,420              (6,450)             -           23,970

Other income (expense):
   Interest expense                        (19,828)            (28,508)             -          (48,336)
   Interest income                             411                  34              -              445
                                     ----------------- ------------------ --------------- -----------------

Income (loss) from continuing
  operations before income taxes
  and equity in earnings of
  subsidiaries                              11,003             (34,924)             -          (23,921)
Provision (credit) for income taxes
                                             6,361             (12,828)             -           (6,467)
                                     ----------------- ------------------ --------------- -----------------
                                             4,642             (22,096)             -          (17,454)
Equity in losses of subsidiaries           (22,096)                  -         22,096                -
                                     ----------------- ------------------ --------------- -----------------
Loss from continuing operations
                                           (17,454)            (22,096)        22,096          (17,454)
Gain on sale of discontinued
  operations, net of income taxes
                                             2,404                   -              -            2,404
                                     ----------------- ------------------ --------------- -----------------
Net loss                                  $(15,050)           $(22,096)       $22,096         $(15,050)
                                     ================= ================== =============== =================


                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements
                                 (In Thousands)


11. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 2000


                                                          Subsidiary
                                         Company          Guarantors       Eliminations     Consolidated
                                     ----------------- ------------------ --------------- -----------------


Net sales                                 $191,138            $364,712        $(6,194)        $549,656
Cost of sales                              132,061             328,946         (6,194)         454,813
                                     ----------------- ------------------ --------------- -----------------
Gross profit                                59,077              35,766              -           94,843

Selling, general and
  administrative expenses                   15,014              24,162              -           39,176
Amortization expense                         4,916               6,725              -           11,641
(Gain) loss on disposal of
  equipment                                    298                (194)             -              104
                                     ----------------- ------------------ --------------- -----------------
Operating income                            38,849               5,073              -           43,922

Other income (expense):
   Interest expense                        (22,003)            (26,757)             -          (48,760)
   Interest income                             764                 214              -              978
                                     ----------------- ------------------ --------------- -----------------


Income (loss) from continuing
  operations before income taxes
  and equity in earnings of
  subsidiaries                              17,610             (21,470)             -           (3,860)
Provision (credit) for income taxes
                                             8,335              (6,887)             -            1,448
                                     ----------------- ------------------ --------------- -----------------
                                             9,275             (14,583)             -           (5,308)
Equity in losses of subsidiaries           (14,418)                  -         14,418                -
                                     ----------------- ------------------ --------------- -----------------
Loss from continuing operations
                                            (5,143)            (14,583)        14,418           (5,308)
Income from discontinued
  operations, net of income taxes
                                                 -                 165              -              165
                                     ----------------- ------------------ --------------- -----------------
Net loss                                  $ (5,143)           $(14,418)       $14,418         $ (5,143)
                                     ================= ================== =============== =================


                             Neenah Foundry Company

                                 (In Thousands)


11. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 1999


                                                          Subsidiary
                                         Company          Guarantors       Eliminations     Consolidated
                                        -------------------------------------------------------------------
Net sales                               $  197,911        $  339,569         $ (7,126)       $  530,354
Cost of sales                              134,578           307,270           (7,126)          434,722
                                        -------------------------------------------------------------------
Gross profit                                63,333            32,299                -            95,632

Selling, general and
  administrative expenses                   16,297            17,764                -            34,061
Amortization expense                         4,918             6,778                -            11,696
Restructuring charge                             -             6,713                -             6,713
Loss on disposal of equipment                  709                80                -               789
                                        -------------------------------------------------------------------
Operating income                            41,409               964                -            42,373

Other income (expense):
   Interest expense                        (22,727)          (21,076)               -           (43,803)
   Interest income                           1,121               281                -             1,402
                                        -------------------------------------------------------------------

Income (loss) from continuing
  operations before income taxes
  and equity in earnings of
  subsidiaries                              19,803           (19,831)               -               (28)
Provision (credit) for income taxes          8,566            (6,584)               -             1,982
                                        -------------------------------------------------------------------
                                            11,237           (13,247)               -            (2,010)
Equity in losses of subsidiaries           (13,129)                -           13,129                 -
                                        -------------------------------------------------------------------
Loss from continuing operations             (1,892)          (13,247)          13,129            (2,010)
Income from discontinued
  operations, net of income taxes                -               118                -               118
                                        -------------------------------------------------------------------
Net loss                                $   (1,892)       $  (13,129)        $ 13,129        $   (1,892)
                                        ===================================================================

                             Neenah Foundry Company

                                 (In Thousands)


11. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2001

                                                          Subsidiary
                                            Company       Guarantors      Eliminations     Consolidated
                                         -------------- ---------------- --------------- ------------------
ASSETS
Current assets:
   Cash and cash equivalents              $     4,682    $      (336)       $       -      $    4,346
   Accounts receivable, net                    30,862         38,983                -          69,845
   Inventories                                 21,131         50,564                -          71,695
   Refundable income taxes                      2,148              -                -           2,148
   Deferred income taxes                          559          2,510                -           3,069
   Other current assets                         2,361          3,491                -           5,852
                                        -------------------------------------------------------------------
Total current assets                           61,743         95,212                -         156,955

Investments in and advances to
   subsidiaries                               263,249        (41,712)        (221,537)              -
 Property, plant and equipment, net            87,587        126,246                -         213,833
 Deferred financing costs,
   identifiable intangible assets and         133,255        116,493                -         249,748
   goodwill, net
 Other assets                                   3,891          2,016                -           5,907
                                        -------------------------------------------------------------------
                                          $   549,725    $   298,255        $(221,537)     $  626,443
                                        ===================================================================
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                        $    7,534      $  23,034    $             -     $  30,568
   Accrued wages and employee benefits
                                                5,300          7,950                -          13,250
   Accrued interest                            13,567              -                -          13,567
   Other accrued liabilities                    1,200          3,501                -           4,701
   Current portion of long-term debt           20,424              -                -          20,424
   Current portion of capital lease
     obligations                                    -          2,305                -           2,305
                                        -------------------------------------------------------------------
Total current liabilities                      48,025         36,790                -          84,815

Long-term debt                                413,653              -                -         413,653
Capital lease obligations                           -          7,845                -           7,845
Deferred income taxes                          35,357         28,362                -          63,719
Postretirement benefit obligations              6,345              -                -           6,345
Other liabilities                               4,406          3,721                -           8,127
Stockholder's equity                           41,939        221,537         (221,537)         41,939
                                        -------------------------------------------------------------------
                                             $549,725       $298,255        $(221,537)       $626,443
                                        ===================================================================

                             Neenah Foundry Company

                                 (In Thousands)


11. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2000

                                                          Subsidiary
                                            Company       Guarantors      Eliminations     Consolidated
                                        -------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                $  16,982      $   2,496       $        -       $  19,478
   Accounts receivable, net                    29,270         43,603                -          72,873
   Inventories                                 22,036         43,083                -          65,119
   Refundable income taxes                        347           (180)               -             167
   Deferred income taxes                         (885)         3,633                -           2,748
   Other current assets                         1,391          4,740                -           6,131
                                        -------------------------------------------------------------------
Total current assets                           69,141         97,375                -         166,516

Investments in and advances to
   subsidiaries                               278,429        (32,318)        (246,111)              -
 Property, plant and equipment, net            91,509        136,730                -         228,239
 Deferred financing costs,
   identifiable intangible assets and         139,109        123,214                -         262,323
   goodwill, net
 Other assets                                   3,831          5,309                -           9,140
                                        -------------------------------------------------------------------
                                            $ 582,019      $ 330,310       $ (246,111)      $ 666,218
                                        ===================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                         $   7,667      $  23,505       $        -       $ 31,172
   Accrued wages and employee benefits          6,172          9,998                -          16,170
   Accrued interest                            13,876              5                -          13,881
   Other accrued liabilities                    1,445          4,337                -           5,782
   Current portion of long-term debt           11,280              -                -          11,280
   Current portion of capital lease
     obligations                                    -          2,151                -           2,151
                                        -------------------------------------------------------------------
Total current liabilities                      40,440         39,996                -          80,436

Long-term debt                                438,095            232                -         438,327
Capital lease obligations                           -         10,143                -          10,143
Deferred income taxes                          36,868         29,178                -          66,046
Postretirement benefit obligations              5,724            394                -           6,118
Other liabilities                               2,374          4,256                -           6,630
Stockholder's equity                           58,518        246,111         (246,111)         58,518
                                        -------------------------------------------------------------------
                                            $ 582,019      $ 330,310       $ (246,111)      $ 666,218
                                        ===================================================================

                             Neenah Foundry Company

                                 (In Thousands)


11. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED SEPTEMBER 30, 2001

                                                          Subsidiary
                                          Company         Guarantors      Eliminations     Consolidated
                                      -------------------------------------------------------------------
  OPERATING ACTIVITIES
  Net loss                               $ (15,050)      $  (22,046)       $  22,046        $ (15,050)
  Gain on sale of discontinued
    operations                              (4,007)               -                -           (4,007)
  Noncash adjustments                       11,621           28,908                -           40,529
  Changes in operating assets and
    liabilities                             (4,849)          (7,522)               -          (12,371)
                                      -------------------------------------------------------------------
  Net cash provided by operating
    activities                             (12,285)            (660)          22,046            9,101

  INVESTING ACTIVITIES
  Investments in and advances to
    subsidiaries                            14,650            7,396          (22,046)               -
  Proceeds from disposition of
    business, net of fees                    5,190                -                -            5,190
  Purchase of property, plant and
    equipment                               (4,371)         (12,511)               -          (16,882)
  Other                                         99            5,319                -            5,418
                                      -------------------------------------------------------------------
  Net cash used in investing
    activities                              15,568              204          (22,046)          (6,274)

  FINANCING ACTIVITIES
  Proceeds from long-term debt               5,000                -                -            5,000
  Payments on long-term debt and
    capital lease obligations              (19,677)          (2,376)               -          (22,053)
  Debt issuance costs                         (906)               -                -             (906)
                                      -------------------------------------------------------------------
  Net cash used in financing
    activities                             (15,583)          (2,376)               -          (17,959)
                                      -------------------------------------------------------------------

  Decrease in cash and cash
    equivalents                            (12,300)          (2,832)               -          (15,132)
  Cash and cash equivalents at
    beginning of year                       16,982            2,496                -           19,478
                                      -------------------------------------------------------------------
  Cash (overdraft) and cash
    equivalents at end of year           $   4,682       $     (336)       $       -        $   4,346
                                      ===================================================================

                             Neenah Foundry Company

                                 (In Thousands)


11. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED SEPTEMBER 30, 2000

                                                          Subsidiary
                                          Company         Guarantors      Eliminations     Consolidated
                                      -------------------------------------------------------------------
  OPERATING ACTIVITIES
  Net loss                               $  (5,143)       $ (14,418)       $  14,418        $  (5,143)
  Noncash adjustments                       14,490           28,591                -           43,081
  Changes in operating assets and
    liabilities                             (1,946)          (6,510)               -           (8,456)
                                      -------------------------------------------------------------------
  Net cash provided by operating
    activities                               7,401            7,663           14,418           29,482

  INVESTING ACTIVITIES
  Investments in and advances to
    subsidiaries                           (23,061)          37,479          (14,418)               -
  Acquisition of business                        -          (29,502)               -          (29,502)
  Purchase of property, plant and
    equipment                               (5,644)         (13,624)               -          (19,268)
  Other                                        212            1,233                -            1,445
                                      -------------------------------------------------------------------
  Net cash used in investing
    activities                             (28,493)          (4,414)         (14,418)         (47,325)

  FINANCING ACTIVITIES
  Proceeds from long-term debt              29,750                -                -           29,750
  Payments on long-term debt and
    capital lease obligations               (7,528)          (2,269)               -           (9,797)
                                      -------------------------------------------------------------------
  Net cash provided by (used in)
    financing activities                    22,222           (2,269)               -           19,953
                                      -------------------------------------------------------------------

  Increase in cash and cash
    equivalents                              1,130              980                -            2,110
  Cash and cash equivalents at
    beginning of year                       15,852            1,516                -           17,368
                                      -------------------------------------------------------------------
  Cash and cash equivalents at end
    of year                              $  16,982        $   2,496        $       -        $  19,478
                                      ===================================================================

                                                       Neenah Foundry Company

                                 (In Thousands)


11. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED SEPTEMBER 30, 1999

                                                          Subsidiary
                                          Company         Guarantors      Eliminations     Consolidated
                                      -------------------------------------------------------------------
  OPERATING ACTIVITIES
  Net loss                                $ (1,892)       $ (13,129)       $  13,129        $  (1,892)
  Noncash adjustments                       11,177           24,091                -           35,268
  Changes in operating assets and
    liabilities                              4,535           (6,806)               -           (2,271)
                                      -------------------------------------------------------------------
  Net cash provided by operating
    activities                              13,820            4,156           13,129           31,105

  INVESTING ACTIVITIES
  Investments in and advances to
    subsidiaries                           (57,178)          70,307          (13,129)               -
  Acquisition of business                        -          (40,824)               -          (40,824)
  Purchase of  property, plant and
    equipment                               (7,162)         (34,481)               -          (41,643)
  Other                                       (746)             (34)               -             (780)
                                      -------------------------------------------------------------------
  Net cash used in investing
    activities                             (65,086)          (5,032)         (13,129)         (83,247)

  FINANCING ACTIVITIES
  Proceeds from long-term debt              90,405                -                -           90,405
  Payments on long-term debt and
    capital lease obligations              (33,320)            (287)               -          (33,607)
  Return of capital contribution            (3,850)               -                -           (3,850)
  Debt issuance costs                       (3,236)               -                -           (3,236)
                                      -------------------------------------------------------------------
  Net cash provided by (used in)
    financing activities                    49,999             (287)               -           49,712
                                      -------------------------------------------------------------------

  Decrease in cash and cash
    equivalents                             (1,267)          (1,163)               -           (2,430)
  Cash and cash equivalents at
    beginning of year                       17,119            2,679                -           19,798
                                      -------------------------------------------------------------------
  Cash and cash equivalents at end
    of year                               $ 15,852       $    1,516        $       -        $  17,368
                                      ===================================================================

                             Neenah Foundry Company

                                 (In Thousands)


12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                           YEAR ENDED SEPTEMBER 30, 2001
                                         -------------------------------------------------------------------
                                           1st Quarter      2nd Quarter       3rd Quarter      4th Quarter
                                         -------------------------------------------------------------------
Net sales                                    $114,570         $112,584          $128,123         $114,760
Gross profit                                   13,721           12,642            20,968           20,342
Net loss                                       (4,248)          (6,841)           (2,661)          (1,300)


                                                           YEAR ENDED SEPTEMBER 30, 2000
                                         -------------------------------------------------------------------
                                           1st Quarter      2nd Quarter       3rd Quarter      4th Quarter
                                         -------------------------------------------------------------------
Net sales                                    $126,850         $142,738          $144,798         $135,270
Gross profit                                   20,793           24,571            26,461           23,018
Net income (loss)                              (2,591)            (910)               38           (1,680)

                Report of Ernst & Young LLP, Independent Auditors

We have audited the consolidated financial statements of Neenah Foundry Company as of September 30, 2001, 2000 and 1999, and have issued our report thereon dated November 7, 2001 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in the index at
Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Milwaukee, Wisconsin                                           ERNST & YOUNG LLP
November 7, 2001

                                  Schedule II

                             NEENAH FOUNDRY COMPANY

                 VALUATION AND QUALIFYING ACCOUNTS Years ended
                       September 30, 2001, 2000 and 1999.

                             (Dollars in Thousands)

                               BALANCE AT      PURCHASE        ADDITIONS
                                BEGINNING     ACCOUNTING      CHARGED TO                          BALANCE AT
         DESCRIPTION            OF PERIOD     ADJUSTMENTS       EXPENSE         DEDUCTIONS      END OF PERIOD
----------------------------------------------------------------------------------------------------------------
Allowance for doubtful
accounts receivable:

  1999                              $   853       $    90          $   266       $   189 (A)       $1,020
                                    =======       =======          =======       =======           ======

  2000                              $ 1,020       $   130          $   242       $   391 (A)       $1,001
                                    =======       =======          =======       =======           ======

  2001                              $ 1,001       $     -          $   761       $   325 (A)       $1,437
                                    =======       =======          =======       =======           ======

    (A) Uncollectible accounts written off, net of recoveries

Reserve for obsolete
inventory:

  1999                              $   500       $     -          $   186       $     -           $  686
                                    =======       =======          =======       =======           ======

  2000                              $   686       $     -          $ 2,300       $     -           $2,986
                                    =======       =======          =======       =======           ======

  2001                              $ 2,986       $     -          $   248       $ 2,749  (B)      $  485
                                    =======       =======          =======       =======           ======

      (B) Reduction for disposition of inventory