Form 10-Q
period 2001-12-31
NEENAH FOUNDRY CO
filed 2002-02-14
CIK 1040599

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                  to
                                         ----------------    -------------------

Commission File Number   333-28751

                             NEENAH FOUNDRY COMPANY
          (Exact name of each registrant as it appears in its charter)

                  Wisconsin                                39-1580331
     (State or other jurisdiction of               (IRS Employer ID Number)
       incorporation or organization)


2121 Brooks Avenue,  P.O. Box 729, Neenah, Wisconsin           54957
(Address of principal executive offices)                     (Zip Code)

                                 (920) 725-7000
              (Registrant's telephone number, including area code)

                                      None
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, Class A, $100 par value- 1,000 shares as of January 31, 2002 Common Stock, Class B, $100 par value- 0 shares as of January 31, 2002

                             NEENAH FOUNDRY COMPANY
                                 Form 10-Q Index
                     For the Quarter Ended December 31, 2001

                                                                                                             Page
                                                                                                             ----
Part 1. Financial Information
    Item 1. Financial Statements
            Condensed consolidated balance sheets -- December 31, 2001 and September 30, 2001                  3
            Condensed consolidated statements of operations -- Three months ended December 31, 2001
              and 2000                                                                                         4
            Condensed consolidated statements of cash flows  --  Three months ended December 31, 2001
              and 2000                                                                                         5
            Notes to condensed consolidated financial statements -- December 31, 2001                          6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of                        15
            Operations

    Item 3. Quantitative and Qualitative Disclosures About Market Risk                                        17

Part II.  Other Information
    Item 1. Legal Proceedings                                                                                 18
    Item 2. Changes in Securities                                                                             18
    Item 3. Defaults upon Senior Securities                                                                   18
    Item 4. Submission of Matters to a Vote of Security Holders                                               18
    Item 5. Other Information                                                                                 18
    Item 6. Exhibits and Reports on Form 8-K                                                                  18

Signatures                                                                                                    18

                             NEENAH FOUNDRY COMPANY
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                               December 31    September 30
                                                                  2001          2001(1)
                                                                ---------      ---------
                                                               (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ...............................     $  14,094      $   4,346
  Accounts receivable, net ................................        51,162         69,845
  Inventories .............................................        56,695         71,695
  Refundable income taxes .................................         6,805          2,148
  Deferred income taxes ...................................        10,450          3,069
  Other current assets ....................................         4,430          5,852
                                                                ---------      ---------
              Total current assets ........................       143,636        156,955

Property, plant and equipment .............................       297,904        308,698
Less accumulated depreciation .............................       102,094         94,865
                                                                ---------      ---------
                                                                  195,810        213,833

Deferred financing costs, net .............................         7,348          7,811
Identifiable intangible assets, net .......................        40,044         55,932
Goodwill, net .............................................       180,214        186,005
Other assets ..............................................         6,078          5,907
                                                                ---------      ---------
                                                                $ 573,130      $ 626,443
                                                                =========      =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable ........................................     $  23,217      $  30,568
  Accrued liabilities .....................................        20,673         31,518
  Current portion of long-term debt .......................       165,870         20,424
  Current portion of capital lease obligations ............         2,362          2,305
                                                                ---------      ---------
              Total current liabilities ...................       212,122         84,815

Long-term debt ............................................       285,394        413,653
Capital lease obligations .................................         7,230          7,845
Deferred income taxes .....................................        52,352         63,719
Postretirement benefit obligations ........................         6,459          6,345
Other liabilities .........................................         8,708          8,127
                                                                ---------      ---------
              Total liabilities ...........................       572,265        584,504

Commitments and contingencies

STOCKHOLDER'S EQUITY:
    Preferred stock, par value $100 per share -- authorized
         3,000 shares, no shares issued or outstanding ....            --             --
    Common stock, par value $100 per share -- authorized
         11,000 shares, issued and outstanding 1,000 shares           100            100
  Additional paid in capital ..............................        51,317         51,317
  Accumulated deficit .....................................       (48,934)        (7,860)
  Accumulated other comprehensive loss ....................        (1,618)        (1,618)
                                                                ---------      ---------
              Total stockholder's equity ..................           865         41,939
                                                                ---------      ---------
                                                                $ 573,130      $ 626,443
                                                                =========      =========

See notes to condensed consolidated financial statements.

(1) The balance sheet as of September 30, 2001 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                          Three Months Ended
                                                              December 31,
                                                       -------------------------
                                                          2001           2000
                                                        ---------      ---------
                                                       (Unaudited)
Net sales .........................................     $  94,867      $ 114,570
Cost of sales .....................................       102,648        100,849
                                                        ---------      ---------
Gross margin ......................................        (7,781)        13,721
Selling, general and administrative expenses ......        10,883          8,887
Amortization of intangible assets .................         1,076          2,905
Gain on disposal of equipment .....................           (26)           (32)
Provision for impairment of assets ................        30,646             --
                                                        ---------      ---------
Total operating expenses ..........................        42,579         11,760
                                                        ---------      ---------
Operating income (loss) ...........................       (50,360)         1,961
Net interest expense ..............................       (11,058)       (12,177)
                                                        ---------      ---------
Loss from continuing operations before
  income taxes ....................................       (61,418)       (10,216)
Income tax benefit ................................       (20,344)        (3,564)
                                                        ---------      ---------
Loss from continuing operations ...................       (41,074)        (6,652)
Gain on sale of discontinued operations, net of tax            --          2,404
                                                        ---------      ---------
Net loss ..........................................     $ (41,074)     $  (4,248)
                                                        =========      =========

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                      Three Months Ended
                                                                         December 31,
                                                                    ------------------------
                                                                       2001          2000
                                                                     --------      --------
                                                                    (Unaudited)
OPERATING ACTIVITIES
Net loss .......................................................     $(41,074)     $ (4,248)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Provision for obsolete inventories ..........................       15,187            --
   Provision for uncollectible accounts receivable .............        3,265            --
   Provision for impairment of assets ..........................       30,646            --
   Depreciation and amortization ...............................        8,281        10,510
   Amortization of deferred financing costs and premium on
     notes......................................................          308           272
   Gain on sale of discontinued operations .....................           --        (4,007)
   Deferred income taxes .......................................      (15,496)         (625)
   Changes in operating assets and liabilities .................       (5,874)        1,839
                                                                     --------      --------
        Net cash provided by (used in) operating
        activities .............................................       (4,757)        3,741

INVESTING ACTIVITIES
Purchase of property, plant and equipment ......................       (2,279)       (5,815)
Proceeds from sale of Hartley Controls Corporation, net of fees            --         5,044
                                                                     --------      --------
        Net cash used in investing
        activities .............................................       (2,279)         (771)

FINANCING ACTIVITIES
Proceeds from long-term debt ...................................       23,500            --
Payments on long-term debt and capital lease obligations .......       (6,716)       (8,974)
                                                                     --------      --------
        Net cash provided by (used in) financing
        activities .............................................       16,784        (8,974)
                                                                     --------      --------
Increase (decrease) in cash and cash equivalents ...............        9,748        (6,004)
Cash and cash equivalents at beginning of period ...............        4,346        19,478
                                                                     --------      --------
Cash and cash equivalents at end of period .....................     $ 14,094      $ 13,474
                                                                     ========      ========


See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                December 31, 2001
                                 (In thousands)

NOTE 1 -- BASIS OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments ) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah Foundry Company's Annual Report on Form 10-K for the year ended September 30, 2001.

NOTE 2 -- INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), effective for business combinations after June 30, 2001 and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company adopted SFAS 142 as of October 1, 2001. Application of the nonamortization provisions of the Statement resulted in a decrease in the net loss of $1,829 for the three months ended December 31, 2001. In accordance with SFAS 141, the Company also reclassified the identifiable intangible assets related to the assembled workforce and facilities in place with an unamortized balance of $4,660 and $3,469, respectively, net of related deferred income taxes of $1,864 and $1,388, respectively, to goodwill at the date of adoption.

The Company is in the process of performing the required impairment tests of goodwill as of October 1, 2001 and preliminarily concluded that an impairment charge resulting from the transitional impairment test is not required. The transitional impairment test is being performed based on the expected present value of future cash flows for each of the Company's reporting units.

                                            December 31, 2001
                                         ------------------------
                                          Gross
                                         Carrying     Accumulated
                                          Amount      Amortization
                                         --------     ------------
     Amortized intangible assets:
        Customer lists                   $31,441        $12,459
        Tradenames                        22,553          2,224
        Other                              1,295            562
                                         -------        -------
     Total                               $55,289        $15,245
                                         =======        =======

     The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense expected to be recognized in subsequent years ending September 30, is as follows:

       September 30, 2002        $3,950
       September 30, 2003         3,832
       September 30, 2004         3,832
       September 30, 2005         3,832
       September 30, 2006         3,832

The changes in the carrying amount of goodwill for the three months ended December 31, 2001, are as follows:

                                                         Castings         Forgings         Other
                                                          Segment         Segment         Segments        Total
                                                        ----------------------------------------------------------
     Balance as of September 30, 2001                   $ 168,709         $  17,296        $   --        $ 186,005
     Reclassification of assembled workforce and
       facilities in place                                  4,595               282            --            4,877
     Impairment charge - see Note 3                       (10,668)               --            --          (10,668)
                                                        ----------------------------------------------------------
     Balance as of December 31, 2001                    $ 162,636         $  17,578        $   --        $ 180,214
                                                        ==========================================================

NOTE 3 -- PROVISION FOR IMPAIRMENT OF ASSETS

In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-lived Assets" (SFAS 144). While the adoption of SFAS 144 as of October 1, 2001 did not have a significant impact on the Company's financial position and results of operations, the provisions of this standard were applied during the quarter ended December 31, 2001 as discussed below.

Customer actions and the significant deterioration of the U.S. economy during the quarter ended December 31, 2001 have had a dramatic effect on the operations of Cast Alloys, Inc. (Cast Alloys). This has resulted in a significant reduction in sales, operating profits and cash flows of Cast Alloys for the three months ended December 31, 2001. In December 2001, management approved a plan for the discontinuation of the operations of Cast Alloys. Based on these factors, a goodwill impairment charge of $10,668 was recognized during the three months ended December 31, 2001 related to the decline in fair value of the Cast Alloys reporting unit which is included in the Castings segment.

These events have also had a significant impact on the value of Cast Alloys' fixed assets and long-lived assets with finite lives. Due to the existing impairment indicators, management assessed the recoverability of these fixed assets and long-lived assets. As the expected undiscounted cash flows were less than the carrying value of the related assets, an impairment charge was recognized for the difference between the fair value and carrying value of such assets of $19,978 during the three months ended December 31, 2001.

In January 2002, management communicated its plan to the affected employees for the discontinuation of the operations of Cast Alloys. Severance costs of approximately $2.9 million and potential long-term lease costs associated with the discontinuance of the operations of Cast Alloys will be recognized during the three months ending March 31, 2002.

NOTE 4 -- INVENTORIES

The components of inventories are as follows:

                                                 December 31,   September 30,
                                                    2001            2001
                                                 ------------   -------------
Raw materials .............................        $ 5,154        $ 9,519
Work in process and finished goods.........         38,881         50,210
Supplies ..................................         12,660         11,966
                                                   -------        -------
                                                   $56,695        $71,695
                                                   =======        =======

If the FIFO method of inventory valuation had been used on all components, inventories would have been approximately $1,186 and $1,041 higher than reported at December 31, 2001 and September 30, 2001, respectively.

NOTE 5 -- DISCONTINUED OPERATIONS

On October 2, 2000, the Company sold all of the issued and outstanding shares of common stock of Hartley Controls Corporation ("Hartley") for a cash purchase price of $5,190, net of fees of $129. The disposition of Hartley resulted in a gain of $2,404, net of income taxes of $1,603, which was recognized in the three months ended December 31, 2000.

NOTE 6 -- LONG-TERM DEBT

At December 31, 2001, the Company is not in compliance with the leverage, net worth and interest coverage covenants in the Senior Bank Facility. Discussions with the lenders to secure a waiver for such non-compliance and amend the Credit Agreement are current and ongoing. However, since the Company is not in compliance with certain provisions under the Senior Bank Facility at December 31, 2001, all amounts outstanding under the Credit Agreement are classified as current liabilities on the balance sheet. As a result of such classification, the Company's current liabilities exceed its current assets. Although management expects to obtain a waiver and amend the Credit Agreement in the near future, there can be no assurance that such waiver and amendment will be forthcoming from the lenders. If the Company does not obtain such waiver and amendment and loans under the Credit Agreement are accelerated, the Company would not be able to satisfy its current liabilities out of its current assets or operating cash flow. The acceleration of the loans under the Credit Agreement would also cause a default under the Senior Subordinated Notes, allowing the holders of the Senior Subordinated Notes to accelerate the obligations due under the Senior Subordinated Notes. Any such acceleration of the Senior Subordinated Notes could have a material adverse effect on the Company.

NOTE 7 -- GUARANTOR SUBSIDIARIES

The following tables present condensed consolidating financial information for the three months ended December 31, 2001 and 2000 for: (a) the Company and (b) on a combined basis, the guarantors of the Senior Subordinated Notes, which include all of the wholly owned subsidiaries of the Company (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001

                                                                               Subsidiary
                                                              Company          Guarantors        Eliminations      Consolidated
                                                        ---------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                       $  14,797         $     (703)       $        -         $  14,094
  Accounts receivable, net                                           21,797             29,365                 -            51,162
  Inventories                                                        20,543             36,152                 -            56,695
  Refundable income taxes                                             6,805                  -                 -             6,805
  Deferred income taxes                                                 559              9,891                 -            10,450
  Other current assets                                                1,136              3,294                 -             4,430
                                                        ---------------------------------------------------------------------------
Total current assets                                                 65,637             77,999                 -           143,636

Investments in and advances to subsidiaries                         224,331            (46,088)         (178,243)                -
Property, plant and equipment, net                                   86,799            109,011                 -           195,810
Identifiable intangible assets, net                                  25,987             21,405                 -            47,392
Goodwill, net                                                       105,766             74,448                 -           180,214
Other assets                                                          3,887              2,191                 -             6,078
                                                        ---------------------------------------------------------------------------
                                                                  $ 512,407         $  238,966        $ (178,243)        $ 573,130
                                                        ===========================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                                $   4,977         $   18,240               $ -         $  23,217
  Accrued liabilities                                                10,429             10,244                 -            20,673
  Current portion of long-term debt                                 165,870                  -                 -           165,870
  Current portion of capital lease obligations                            -              2,362                 -             2,362
                                                        ---------------------------------------------------------------------------
Total current liabilities                                           181,276             30,846                 -           212,122

Long-term debt                                                      285,394                  -                             285,394
Capital lease obligations                                                 -              7,230                 -             7,230
Deferred income taxes                                                33,906             18,446                 -            52,352
Postretirement benefit obligations                                    6,459                  -                 -             6,459
Other liabilities                                                     4,507              4,201                 -             8,708
Stockholder's equity                                                    865            178,243          (178,243)              865
                                                        ---------------------------------------------------------------------------
                                                                  $ 512,407         $  238,966        $ (178,243)        $ 573,130
                                                        ===========================================================================

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2001

                                                                               Subsidiary
                                                              Company          Guarantors        Eliminations      Consolidated
                                                        ---------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                       $   4,682          $    (336)       $        -         $   4,346
  Accounts receivable, net                                           30,862             38,983                 -            69,845
  Inventories                                                        21,131             50,564                 -            71,695
  Refundable income taxes                                             2,148                  -                 -             2,148
  Deferred income taxes                                                 559              2,510                 -             3,069
  Other current assets                                                2,361              3,491                 -             5,852
                                                        ---------------------------------------------------------------------------
Total current assets                                                 61,743             95,212                 -           156,955

Investments in and advances to subsidiaries                         263,249            (41,712)         (221,537)                -
Property, plant and equipment, net                                   87,587            126,246                 -           213,833
Identifiable intangible assets, net                                  28,357             35,386                 -            63,743
Goodwill, net                                                       104,898             81,107                 -           186,005
Other assets                                                          3,891              2,016                 -             5,907
                                                        ---------------------------------------------------------------------------
                                                                  $ 549,725          $ 298,255        $ (221,537)        $ 626,443
                                                        ===========================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                                $   7,534          $  23,034        $        -         $  30,568
  Accrued liabilities                                                20,067             11,451                 -            31,518
  Current portion of long-term debt                                  20,424                  -                 -            20,424
  Current portion of capital lease obligations                            -              2,305                 -             2,305
                                                        ---------------------------------------------------------------------------
Total current liabilities                                            48,025             36,790                 -            84,815

Long-term debt                                                      413,653                  -                 -           413,653
Capital lease obligations                                                 -              7,845                 -             7,845
Deferred income taxes                                                35,357             28,362                 -            63,719
Postretirement benefit obligations                                    6,345                  -                 -             6,345
Other liabilities                                                     4,406              3,721                 -             8,127
Stockholder's equity                                                 41,939            221,537          (221,537)           41,939
                                                        ---------------------------------------------------------------------------
                                                                  $ 549,725          $ 298,255        $ (221,537)        $ 626,443
                                                        ===========================================================================

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2001

                                                                               Subsidiary
                                                              Company          Guarantors        Eliminations      Consolidated
                                                        ---------------------------------------------------------------------------
Net sales                                                         $  34,696          $  61,845          $ (1,674)        $  94,867
Cost of sales                                                        25,639             78,683            (1,674)          102,648
                                                        ---------------------------------------------------------------------------
Gross margin                                                          9,057            (16,838)                -            (7,781)

Selling, general and administrative expenses                          2,658              8,225                 -            10,883
Amortization of intangible assets                                       458                618                 -             1,076
Gain on disposal of equipment                                            (2)               (24)                -               (26)
Provision for impairment of assets                                        -             30,646                 -            30,646
                                                        ---------------------------------------------------------------------------
Operating income (loss)                                               5,943            (56,303)                -           (50,360)

Net interest expense                                                 (4,718)            (6,340)                -           (11,058)
                                                        ---------------------------------------------------------------------------
Income (loss) before income taxes and
  equity in loss of subsidiaries                                      1,225            (62,643)                -           (61,418)
Income tax provision (benefit)                                          477            (20,821)                -           (20,344)
                                                        ---------------------------------------------------------------------------
                                                                        748            (41,822)                -           (41,074)
Equity in loss of subsidiaries                                      (41,822)                 -            41,822                 -
                                                        ---------------------------------------------------------------------------
Net loss                                                          $ (41,074)         $ (41,822)         $ 41,822         $ (41,074)
                                                        ===========================================================================

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2000

                                                                               Subsidiary
                                                              Company          Guarantors        Eliminations      Consolidated
                                                        ---------------------------------------------------------------------------
Net sales                                                          $ 36,590          $ 79,178         $ (1,198)         $ 114,570
Cost of sales                                                        26,497            75,550           (1,198)           100,849
                                                        --------------------------------------------------------------------------
Gross profit                                                         10,093             3,628                -             13,721

Selling, general and administrative expenses                          3,138             5,749                -              8,887
Amortization of intangible assets                                     1,229             1,676                -              2,905
Gain on disposal of equipment                                             -               (32)               -                (32)
                                                        --------------------------------------------------------------------------
Operating income (loss)                                               5,726            (3,765)               -              1,961

Net interest expense                                                 (5,067)           (7,110)               -            (12,177)
                                                        --------------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes and equity in loss
  of subsidiaries                                                       659           (10,875)               -            (10,216)
Income tax provision (benefit)                                          501            (4,065)               -             (3,564)
                                                        --------------------------------------------------------------------------
                                                                        158            (6,810)               -             (6,652)
Equity in loss of subsidiaries                                       (6,810)                -            6,810                  -
                                                        --------------------------------------------------------------------------
Loss from continuing operations                                      (6,652)           (6,810)           6,810             (6,652)
Gain on sale of discontinued operations, net of tax                   2,404                 -                -              2,404
                                                        --------------------------------------------------------------------------
Net loss                                                           $ (4,248)         $ (6,810)        $  6,810          $  (4,248)
                                                        ==========================================================================

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2001

                                                                               Subsidiary
                                                              Company          Guarantors        Eliminations      Consolidated
                                                        ---------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                          $ (41,074)        $ (41,822)        $ 41,822          $ (41,074)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Provision for obsolete inventories                                     -            15,187                -             15,187
   Provision for bad debts                                                -             3,265                -              3,265
   Provision for impairment of assets                                     -            30,646                -             30,646
   Depreciation and amortization                                      2,590             5,691                -              8,281
   Amortization of deferred financing costs and
premium on notes                                                        308                 -                -                308
   Deferred income taxes                                                  -           (15,496)               -            (15,496)
   Changes in operating assets and liabilities                         (780)           (5,094)               -             (5,874)
                                                        --------------------------------------------------------------------------
Net cash provided by (used in)
operating activities                                                (38,956)           (7,623)          41,822             (4,757)

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                          33,012             8,810          (41,822)                 -
Purchase of property, plant and equipment                            (1,342)             (937)               -             (2,279)
                                                        --------------------------------------------------------------------------
Net cash provided by (used in)
investing activities                                                 31,670             7,873          (41,822)            (2,279)

FINANCING ACTIVITIES
Proceeds from long-term debt                                         23,500                 -                -             23,500
Payments on long-term debt and capital
  lease obligations                                                  (6,101)             (615)               -             (6,716)
                                                        --------------------------------------------------------------------------
Net cash provided by (used in) financing activities                  17,399              (615)               -             16,784
                                                        --------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                     10,113              (365)               -              9,748
Cash and cash equivalents at beginning
  of year                                                             4,684              (338)               -              4,346
                                                        --------------------------------------------------------------------------
Cash and cash equivalents at end of year                          $  14,797         $    (703)        $      -          $  14,094
                                                        ==========================================================================

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2000

                                                                               Subsidiary
                                                              Company          Guarantors        Eliminations      Consolidated
                                                        ---------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                           $ (4,248)         $ (6,810)         $ 6,810           $ (4,248)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                                      3,359             7,151                -             10,510
   Amortization of deferred financing costs and
     premium on notes                                                   272                 -                -                272
      Gain on sale of dinued operations                              (4,007)                -                -             (4,007)
   Deferred income taxes                                               (207)             (418)               -               (625)
   Changes in operating assets and liabilities                          (72)            1,911                -              1,839
                                                        --------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                                               (4,903)            1,834            6,810              3,741

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                           6,002               808           (6,810)                 -
Purchase of property, plant and equipment                            (1,305)           (4,510)               -             (5,815)
Proceeds from sale of discontinued operations                         5,044                 -                -              5,044
                                                        --------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities                                                9,741            (3,702)          (6,810)              (771)

FINANCING ACTIVITIES
Payments on long-term debt and capital
  lease obligations                                                  (8,491)             (483)               -             (8,974)
                                                        --------------------------------------------------------------------------
Net cash used in financing activities                                (8,491)             (483)               -             (8,974)
                                                        --------------------------------------------------------------------------

Decrease in cash and cash equivalents                                (3,653)           (2,351)               -             (6,004)
Cash and cash equivalents at beginning
  of year                                                            16,982             2,496                -             19,478
                                                        --------------------------------------------------------------------------
Cash and cash equivalents at end of year                           $ 13,329          $    145          $     -           $ 13,474
                                                        ==========================================================================

NOTE 8 -- SEGMENT INFORMATION

The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells castings for the industrial and municipal markets, while the Forgings segment manufactures forged components for the industrial market. The Other segment includes machining operations and freight hauling.

                                                                          Three months ended
                                                                              December 31,
                                                             -------------------------------------------
                                                                    2001                    2000
                                                             --------------------    -------------------
Revenues from external customers:
  Castings                                                             $  87,588              $ 106,367
  Forgings                                                                 6,062                  5,785
  Other                                                                    4,692                  5,979
  Elimination of intersegment revenues                                    (3,475)                (3,561)
                                                             --------------------    -------------------
Consolidated                                                           $  94,867              $ 114,570
                                                             ====================    ===================

Income (loss) from continuing operations:
  Castings                                                             $ (41,074)             $  (6,652)
  Forgings                                                                (1,287)                (1,984)
  Other                                                                     (201)                   (38)
  Elimination of intersegment loss                                         1,488                  2,022
                                                             --------------------    -------------------
Consolidated                                                           $ (41,074)             $  (6,652)
                                                             ====================    ===================


                                                                December 31,           September 30,
                                                                    2001                    2001
                                                             --------------------    -------------------
Total Assets:
  Castings                                                             $ 678,441              $ 770,044
  Forgings                                                                47,684                 51,148
  Other                                                                   13,670                 16,149
  Elimination of intersegment assets                                    (166,665)              (210,898)
                                                             --------------------    -------------------
Total consolidated assets                                              $ 573,130              $ 626,443
                                                             ====================    ===================

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

The following discussions compare the results of operations of the Company for the three months ended December 31, 2001, to the results of the operations of the Company for the three months ended December 31, 2000.

RESULTS OF OPERATIONS  (dollars in thousands)

Three Months Ended December 31, 2001 and 2000

Certain events have occurred during the three months ended December 31, 2001 which have had a dramatic negative impact on the operations of the Cast Alloys subsidiary. The significant deterioration of the U.S. economy has caused a substantial downturn in the consumer golf market served by Cast Alloys. In addition, both of Cast Alloys' two major customers indicated they would be seeking alternative supply sources for their golf clubheads. In December 2001, management committed to a plan for the discontinuation of the operations of Cast Alloys. The sale of Cast Alloys' inventory to parties other than the two major customers is doubtful and a provision of $15.2 million has been recorded during the three months ended December 31, 2001 to reduce the inventory to current market value. Additionally, collection of substantially all of the remaining outstanding receivables is not probable and a provision of $3.3 million was recorded during the three months ended December 31, 2001. The Company has also recorded an impairment charge of $30,646 to write down the goodwill, fixed assets and other long-lived assets to their fair values during the three months ended December 31, 2001. In January 2002, management communicated its plan to the affected employees. Severance costs of approximately $2.9 million and potential long-term lease costs associated with the discontinuance of the operations of Cast Alloys will be recognized during the three months ended March 31, 2002.

Net sales. Net sales for the three months ended December 31, 2001 were $94,867 which are $19,703 or 17.2% lower than the quarter ended December 31, 2000. The decrease in net sales was driven primarily by significant weakness in the demand for industrial castings used for the heating, ventilation and air conditioning
(HVAC) market and a sharp decline in sales of golf clubheads at Cast Alloys to $6.8 million for the three months ended December 31, 2001 compared to $12.3 million for the three months ended December 31, 2000.

Gross margin. Gross margin for the three months ended December 31, 2001 was $(7,781), a decrease of $21,502, or 156.7%, as compared to the quarter ended December 31, 2000. Gross margin as a percentage of net sales decreased to (8.2)% for the three months ended December 31, 2001 from 12.0% for the quarter ended December 31, 2000. The decrease in gross margin resulted from the Company recording a provision of $15.2 million at Cast Alloys to reduce the inventory valuation of golf clubheads to the current market value and from lower sales volume noted above and an inability, at the lower production and sales levels, to sufficiently absorb the overhead costs necessary to effectively run the foundry operations. Without the recognition of the reduction in inventory valuation at Cast Alloys, gross margin for the three months ended December 31, 2001 decreased $6,315 to $7,406.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended December 31, 2001 were $10,883, an increase of $1,996, or 22.5%, as compared to the $8,887 for the quarter ended December 31, 2000. The increase was due to the recognition of a provision for bad debts of $3.3 million at Cast Alloys related to receivables which the Company does not believe are collectible. This is offset by decreased corporate expense and a reduction in the Company's salaried workforce due to the decreased sales level. Accordingly, selling, general and administrative expenses increased as a percentage of net sales to 11.5% compared to the 7.8% for the quarter ended December 31, 2000. Without the recognition of bad debts at Cast Alloys, selling, general and administrative expenses for the three months ended December 31, 2001 decreased $1,269 to a level of 8.0% of sales.

Amortization of intangible assets. Amortization of intangible assets was $1,076 for the three months ended December 31, 2001, a decrease of $1,829, or 63.0%, as compared to the $2,905 for the quarter ended December 31, 2000. The decrease was due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" as of October 1, 2001. Under SFAS 142, goodwill and infinite-lived identifiable intangible assets are no longer amortized.

Provision for impairment of assets. Customer actions and the significant deterioration of the U.S. economy during the quarter ended December 31, 2001 have had a dramatic negative impact on the operations of Cast Alloys. These events have also had a significant impact on the value of Cast Alloys' goodwill, other intangible assets, and fixed assets. Based on these factors, the Company recorded a provision for impairment of assets of $30,646 related to the Cast Alloys subsidiary during the quarter ended December 31, 2001. The provision consists of a writedown of the value of fixed assets of $13,097, a write off of long-term deposits totaling $198 and an impairment of goodwill and other intangible assets totaling $17,351.

Operating income (loss). Operating loss was $50,360 for the three months ended December 31, 2001, a decrease of $52,321 from operating income of $1,961 for the quarter ended December 31, 2000. The operating loss was caused by the reasons discussed above under gross profit, as well as the $3.3 million provision for bad debts discussed in selling, general and administrative and the $30.6 million provision for the impairment of assets of the Cast Alloys subsidiary. As a percentage of net sales, operating income decreased from 1.7% for the quarter ended December 31, 2000 to (53.1)% for the three months ended December 31, 2001. Without the $49.1 million of total charges for the writedown of assets at Cast Alloys, operating loss for the three months ended December 31, 2001 was $1,262 or (1.3)% of net sales.

Net interest expense. Net interest expense was $11,058 for the three months ended December 31, 2001 compared to $12,177 for the quarter ended December 31, 2000. The decreased interest expense resulted from the Company's principal debt repayments and lower interest rates on the Company's Senior Bank Facilities, partially offset by the interest on the higher level of borrowings outstanding on the Company's Revolving Credit Facility during the three months ended December 31, 2001 as compared to the three months ended December 31, 2000.

Income tax benefit. The income tax benefit for the three months ended December 31, 2001 is lower than the amount computed by applying the Company's statutory rate of approximately 40% to the loss before income taxes due to the impairment of goodwill of $10,668 which is not deductible for tax purposes. The income tax benefit for the three months ended December 31, 2000 is higher than the amount computed by applying the statutory rate of approximately 40% to the loss before income taxes mainly due to the amortization of goodwill of $1,385 which is not deductible for income tax purposes.

Gain on sale of discontinued operations. On October 2, 2000, the Company sold the common stock of Hartley. The disposition of Hartley resulted in a gain of $2,404, net of tax, which was recognized in the three months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

The Company has outstanding $282.0 million principal of 11 1/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"). In addition, the Company has a credit agreement (the "Senior Bank Facility" or "Credit Agreement") providing for term loans, an Acquisition Loan Facility, and a Revolving Credit Facility of up to $50.0 million. At December 31, 2001, there is $28.5 million outstanding on the Revolving Credit Facility, $16.3 million outstanding on the Acquisition Loan Facility and $121.0 million outstanding under the term loans.

The Company's liquidity needs will arise primarily from debt service on the above indebtedness, working capital needs and funding of capital expenditures. Borrowings under the Senior Bank Facilities bear interest at variable interest rates. The Senior Bank Facility imposes restrictions on the Company's ability to make capital expenditures. Both the Senior Bank Facility and the indentures governing the Senior Subordinated Notes limit the Company's ability to incur additional indebtedness. The covenants contained in the Senior Bank Facility also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, prepay the Senior Subordinated Notes or amend the indentures, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. These covenants also require the company to maintain leverage, net worth, interest coverage and senior debt coverage ratios.

At December 31, 2001, the Company is not in compliance with the leverage, net worth and interest coverage covenants in the Senior Bank Facility. Discussions with the lenders to secure a waiver for such non-compliance and amend the Credit Agreement are current and ongoing. However, since the Company is not in compliance with certain provisions under the Senior Bank Facility at December 31, 2001, all amounts outstanding under the Credit Agreement are classified as current liabilities on the balance sheet. As a result of such classification, the Company's current liabilities exceed its current assets. Although management expects to obtain a waiver and amend the Credit Agreement in the near future, there can be no assurance that such waiver and amendment will be forthcoming from the lenders. If the Company does not obtain such waiver and amendment and loans under the Credit Agreement are accelerated, the Company would not be able to satisfy its current liabilities out of its current assets or operating cash flow. The acceleration of the loans under the Credit Agreement would also cause a default under the Senior Subordinated Notes, allowing the holders of the Senior Subordinated Notes to accelerate the obligations due under the Senior Subordinated Notes. Any such acceleration of the Senior Subordinated Notes could have a material adverse effect on the Company.

For the three months ended December 31, 2001 and December 31, 2000, capital expenditures were $2,279 and $5,815, respectively. The substantial decrease in capital expenditures of $3,536 was the result of tighter spending controls placed on capital expenditures during the three months ended December 31, 2001.

The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the revolving credit facility under the Senior Bank Facility. Net cash used in operating activities for the three months ended December 31, 2001 was $4,757, a decrease of $8,498 from cash provided by operating activities for the three months ended December 31, 2000 of $3,741. The decrease in net cash from operating activities was the result of decreased operating income and a reduction of accounts payable balances resulting from the decline in sales during the three months ended December 31, 2001.

Assuming a waiver and an amended Credit Agreement is obtained, the Company believes that cash generated from operations and its existing revolving credit facility under the Senior Bank Facility will be sufficient to meet its normal operating requirements, including working capital needs and interest payments on outstanding indebtedness. In January 2002, the Company received a federal income tax refund of $5.3 million from the carryback of net operating losses. Also, the discontinuance of operations of Cast Alloys will significantly improve the Company's cash position by eliminating the need to carry excess inventory for the consumer golf market. These factors will assist the Company in generating sufficient cash to meet its operating requirements for the remainder of fiscal 2002.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Senior Bank Facility. If market interest rates for such borrowings change by 1% during the remainder of the fiscal year ended September 30, 2002, the Company's interest expense would increase or decrease by approximately $1.2 million. This analysis does not consider the effects of changes in the level of overall economic activity that could occur due to interest rate changes. Further, in the event of an upward change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

                             NEENAH FOUNDRY COMPANY
                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
      None.

Item 2. CHANGES IN SECURITIES
      None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

At December 31, 2001, the Company is not in compliance with the leverage, net worth and interest coverage covenants in the Senior Bank Facility. Discussions with the lenders to secure a waiver for such non-compliance and amend the Credit Agreement are current and ongoing. However, since the Company is not in compliance with certain provisions under the Senior Bank Facility at December 31, 2001, all amounts outstanding under the Credit Agreement are classified as current liabilities on the balance sheet. As a result of such classification, the Company's current liabilities exceed its current assets. Although management expects to obtain a waiver and amend the Credit Agreement in the near future, there can be no assurance that such waiver and amendment will be forthcoming from the lenders. If the Company does not obtain such waiver and amendment and loans under the Credit Agreement are accelerated, the Company would not be able to satisfy its current liabilities out of its current assets or operating cash flow. The acceleration of the loans under the Credit Agreement would also cause a default under the Senior Subordinated Notes, allowing the holders of the Senior Subordinated Notes to accelerate the obligations due under the Senior Subordinated Notes. Any such acceleration of the Senior Subordinated Notes could have a material adverse effect on the Company.

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

                                   NEENAH FOUNDRY COMPANY


DATE: February 13, 2002               /s/ Gary LaChey
                                   ---------------------------------------------
                                    Gary LaChey
                                   Vice President-finance, Secretary & Treasurer (Principal Financial Officer and Duly Authorized Officer)