Form 10-Q
period 2002-03-31
NEENAH FOUNDRY CO
filed 2002-05-13
CIK 1040599

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to
                                    ---------------    ---------------

Commission File Number   333-28751

                             NEENAH FOUNDRY COMPANY
          (Exact name of each registrant as it appears in its charter)

          Wisconsin                                          39-1580331
 (State or other jurisdiction of                       (IRS Employer ID Number)
 incorporation or organization)


2121 Brooks Avenue,  P.O. Box 729, Neenah, Wisconsin            54957
(Address of principal executive offices)                      (Zip Code)

                                 (920) 725-7000
              (Registrant's telephone number, including area code)

                                      None
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, Class A, $100 par value- 1,000 shares as of April 30, 2002 Common Stock, Class B, $100 par value- 0 shares as of April 30, 2002

                             NEENAH FOUNDRY COMPANY
                                 Form 10-Q Index
                      For the Quarter Ended March 31, 2002

                                                                          Page
Part 1. Financial Information
    Item 1. Financial Statements
            Condensed consolidated balance sheets -- March 31, 2002
              and September 30, 2001                                       3
            Condensed consolidated statements of operations -- Three
              and six months ended March 31, 2002 and 2001                 4
            Condensed consolidated statements of cash flows  --  Six
              months ended March 31, 2002 and 2001                         5
            Notes to condensed consolidated financial statements --
              March 31, 2002                                               6

    Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   16


    Item 3. Quantitative and Qualitative Disclosures About Market Risk    19

Part II.  Other Information
    Item 1. Legal Proceedings                                             20
    Item 2. Changes in Securities                                         20
    Item 3. Defaults upon Senior Securities                               20
    Item 4. Submission of Matters to a Vote of Security Holders           20
    Item 5. Other Information                                             20
    Item 6. Exhibits and Reports on Form 8-K                              20

Signatures                                                                20

                             NEENAH FOUNDRY COMPANY
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                March 31             September 30
                                                                                  2002                  2001(1)
                                                                                --------             ------------
                                                                               (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents..........................................           $ 10,589               $  4,346
  Accounts receivable, net...........................................             56,893                 69,845
  Inventories........................................................             57,414                 71,695
  Refundable income taxes............................................              2,736                  2,148
  Deferred income taxes..............................................             10,450                  3,069
  Other current assets...............................................              4,443                  5,852
  Current assets of discontinued operations..........................              2,985                      -
                                                                                --------               --------
              Total current assets...................................            145,510                156,955

Property, plant and equipment........................................            299,417                308,698
Less accumulated depreciation........................................            108,513                 94,865
                                                                                --------               --------
                                                                                 190,904                213,833

Deferred financing costs, net........................................              6,884                  7,811
Identifiable intangible assets, net..................................             39,089                 55,932
Goodwill, net........................................................            180,214                186,005
Other assets.........................................................              6,141                  5,907
                                                                                --------               --------
                                                                                $568,742               $626,443
                                                                                ========               ========
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable...................................................           $ 22,810               $ 30,568
  Accrued liabilities................................................             25,823                 31,518
  Current portion of long-term debt..................................             41,354                 20,424
  Current portion of capital lease obligations.......................              2,349                  2,304
  Current liabilities of discontinued operations.....................              3,485                      -
                                                                                --------               --------
              Total current liabilities..............................             95,821                 84,814

Long-term debt.......................................................            406,666                413,653
Capital lease obligations............................................              6,587                  7,845
Deferred income taxes................................................             52,352                 63,719
Postretirement benefit obligations...................................              6,573                  6,345
Other liabilities....................................................              9,045                  8,127
                                                                                --------               --------
              Total liabilities......................................            577,044                584,503

Commitments and contingencies

STOCKHOLDER'S EQUITY (DEFICIT):
    Preferred stock, par value $100 per share -- authorized
         3,000 shares, no shares issued or outstanding...............                  -                      -
    Common stock, par value $100 per share -- authorized
         11,000 shares, issued and outstanding 1,000 shares..........                100                    100
  Additional paid in capital.........................................             51,317                 51,317
  Accumulated deficit................................................            (58,101)                (7,860)
  Accumulated other comprehensive loss...............................             (1,618)                (1,618)
                                                                                --------               --------
              Total stockholder's equity (deficit)...................             (8,302)                41,939
                                                                                --------               --------
                                                                                $568,742               $626,442
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
                                 (In thousands)



                                                                        Three Months Ended                   Six Months Ended
                                                                             March 31,                           March 31,
                                                                    --------------------------         ----------------------------
                                                                      2002              2001             2002               2001
                                                                    --------          ---------        ---------          ---------
                                                                           (Unaudited)                          (Unaudited)

Net sales......................................................     $ 92,852          $ 100,898        $ 180,950          $ 203,147
Cost of sales..................................................       81,789             89,652          159,602            177,839
                                                                    --------          ---------        ---------          ---------
Gross margin...................................................       11,063             11,246           21,348             25,308
Selling, general and administrative expenses...................        6,755              6,822           13,327             14,790
Amortization of intangible assets..............................          955              2,653            1,915              5,306
Gain on disposal of equipment..................................            -                (64)             (19)               (60)
                                                                    --------          ---------        ---------          ---------
Total operating expenses.......................................        7,710              9,411           15,223             20,036
                                                                    --------          ---------        ---------          ---------
Operating income...............................................        3,353              1,835            6,125              5,272
Net interest expense...........................................       (9,986)           (10,983)         (20,062)           (22,073)
                                                                    --------          ---------        ---------          ---------
Loss from continuing operations before
  income taxes.................................................       (6,633)            (9,148)         (13,937)           (16,801)
Income tax benefit.............................................       (2,619)            (3,261)          (5,575)            (5,825)
                                                                    --------          ---------        ---------          ---------
Loss from continuing operations................................       (4,014)            (5,887)          (8,362)           (10,976)
Gain on sale of discontinued operations, net of
  income tax of $1,603.........................................            -                  -                -              2,404
Loss from discontinued operations, net
  of income tax provision (benefit) of
  $1,309, $(331), $(16,079), and $(1,331)......................       (5,153)              (954)         (41,879)            (2,517)
                                                                    --------          ---------        ---------          ---------
Net loss.......................................................     $ (9,167)         $  (6,841)       $ (50,241)         $ (11,089)
                                                                    ========          =========        =========          =========




See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                   Six Months Ended
                                                                                       March 31,
                                                                             ----------------------------
                                                                                2002               2001
                                                                             ---------          ---------
                                                                                     (Unaudited)
OPERATING ACTIVITIES
Net loss.............................................................        $ (50,241)         $ (11,089)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Provision for obsolete inventories................................           15,187                  -
   Provision for uncollectible accounts receivable...................            3,265                  -
   Provision for impairment of assets................................           30,646                  -
   Depreciation and amortization.....................................           14,774             21,052
   Amortization of deferred financing costs and premium on notes.....              616                560
   Gain on sale of discontinued operations...........................                -             (4,007)
   Deferred income taxes.............................................          (15,496)            (1,210)
   Changes in operating assets and liabilities.......................           (1,522)            (5,852)
                                                                             ---------          ---------
        Net cash used in operating
        activities...................................................           (2,771)              (546)

INVESTING ACTIVITIES
Purchase of property, plant and equipment............................           (4,026)           (10,459)
Net proceeds from sale of discontinued operations....................                -              5,044
                                                                             ---------          ---------
        Net cash used in investing
        activities...................................................           (4,026)            (5,415)

FINANCING ACTIVITIES
Proceeds from long-term debt.........................................           23,500                  -
Payments on long-term debt and capital lease obligations.............          (10,460)           (12,610)
Debt issuance costs..................................................                -               (907)
                                                                             ---------          ---------
        Net cash provided by (used in) financing
        activities...................................................           13,040            (13,517)
                                                                             ---------          ---------
Increase (decrease) in cash and cash equivalents.....................            6,243            (19,478)
Cash and cash equivalents at beginning of period.....................            4,346             19,478
                                                                             ---------          ---------
Cash and cash equivalents at end of period...........................        $  10,589          $       -
                                                                             =========          =========



See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2002
                                 (In thousands)

NOTE 1 -- BASIS OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments ) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah Foundry Company's Annual Report on Form 10-K for the year ended September 30, 2001.

NOTE 2 -- INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted SFAS 142 as of October 1, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

Application of the nonamortization provisions of SFAS 142 resulted in a decrease in the net loss of $3,525 for the six months ended March 31, 2002. In accordance with SFAS 141, the Company also reclassified the identifiable intangible assets related to the assembled workforce and facilities in place with an unamortized balance of $4,660 and $3,469, respectively, net of related deferred income taxes of $1,864 and $1,388, respectively, to goodwill at the date of adoption.

The Company has performed the required impairment tests of goodwill as of October 1, 2001 and concluded that an impairment charge resulting from the transitional impairment test is not required. The transitional impairment test was performed based on the expected present value of future cash flows for each of the Company's reporting units.


                                                          March 31, 2002                            September 30, 2001
                                                    --------------------------               -------------------------------
                                                     Gross                                     Gross
                                                    Carrying        Accumulated              Carrying             Accumulated
                                                     Amount         Amortization              Amount              Amortization
                                                    --------        ------------             --------             ------------
          Amortized intangible assets:
             Customer lists                         $ 31,441          $ 13,243               $ 35,041               $ 12,662
             Tradenames                               22,553             2,365                 27,053                  2,392
             Other                                     1,295               592                 16,001                  7,109
                                                    --------          --------               --------               --------
          Total                                     $ 55,289          $ 16,200               $ 78,095               $ 22,163
                                                    ========          ========               ========               ========



          The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense expected to be recognized in subsequent years ending September 30, is as follows:

          September 30, 2002                        $ 3,950
          September 30, 2003                          3,832
          September 30, 2004                          3,832
          September 30, 2005                          3,832
          September 30, 2006                          3,832


Changes in the carrying amount of goodwill for the six months ended March 31, 2002, are as follows:

                                                             Castings        Forgings        Other
                                                             Segment         Segment        Segment          Total
                                                            ---------        --------        ------        ---------


          Balance as of September 30, 2001                  $ 168,709        $ 17,296        $ -           $ 186,005
          Reclassification of assembled workforce and
            facilities in place                                 4,595             282          -               4,877
          Impairment charge - see Note 3                      (10,668)              -          -             (10,668)
                                                            --------------------------------------------------------

          Balance as of March 31, 2002                      $ 162,636        $ 17,578        $ -           $ 180,214
                                                            ========================================================



NOTE 3 -- DISCONTINUED OPERATIONS

In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). While the adoption of SFAS 144 as of October 1, 2001 did not have a significant impact on the Company's financial position and results of operations, the provisions of this standard were applied during the six months ended March 31, 2002 as discussed below.

Customer actions and the significant deterioration of the U.S. economy during the quarter ended December 31, 2001 had a dramatic effect on the operations of Cast Alloys, Inc. (Cast Alloys). This resulted in a significant reduction in sales, operating profits and cash flows of Cast Alloys for the three months ended December 31, 2001. Based on these factors, a goodwill impairment charge of $10,668 was recognized during the three months ended December 31, 2001 related to the decline in fair value of the Cast Alloys reporting unit which is included in the Castings segment.

These events also had a significant impact on the value of Cast Alloys' fixed assets and long-lived assets with finite lives. Due to the existing impairment indicators, management assessed the recoverability of these fixed assets and long-lived assets. As the expected undiscounted cash flows were less than the carrying value of the related assets, an impairment charge was recognized for the difference between the fair value and carrying value of such assets of $19,978 during the three months ended December 31, 2001.

In January, 2002 management initiated a plan for the discontinuation of the operations of Cast Alloys by closing its manufacturing facilities. Severance costs of approximately $2.2 million associated with this plan were recognized during the three months ending March 31, 2002. All employees of Cast Alloys are expected to be terminated by April 2002. In accordance with the provisions of SFAS 144, the results of operations for Cast Alloys have been reported as discontinued operations in the accompanying statements of operations. Previously, Cast Alloys was included in the Castings segment. Revenues for Cast Alloys for the three months ended March 31, 2002 and 2001 were $6,769 and $8,627, respectively, and revenues for the six months ended March 31, 2002 and 2001 were $11,686 and $24,007, respectively.

On October 2, 2000, the Company sold all of the issued and outstanding shares of common stock of Hartley Controls Corporation for a cash purchase price of $5,190, net of fees of $129 and recognized a gain of $2,404, net of income taxes of $1,603.

NOTE 4 -- INVENTORIES

The components of inventories are as follows:


                                                  March 31,      September 30,
                                                   2002              2001
                                                  ---------      -------------

Raw materials...................................  $  4,199          $  9,519
Work in process and finished goods..............    40,406            50,210
Supplies........................................    12,963            11,966
                                                  --------          --------
                                                  $ 57,568          $ 71,695
                                                  ========          ========



If the FIFO method of inventory valuation had been used on all components, inventories would have been approximately $1,142 and $1,041 higher than reported at March 31, 2002 and September 30, 2001, respectively.

NOTE 5 -- GUARANTOR SUBSIDIARIES

The following tables present condensed consolidating financial information for the three and six months ended March 31, 2002 and 2001 for: (a) the Company and
(b) on a combined basis, the guarantors of the Senior Subordinated Notes, which include all of the wholly owned subsidiaries of the Company (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2002

                                                                            Subsidiary
                                                           Company          Guarantors       Eliminations      Consolidated
                                                          ---------         ----------       ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                               $  10,469         $     120         $        -         $  10,589
  Accounts receivable, net                                   24,310            32,583                  -            56,893
  Inventories                                                23,889            33,525                  -            57,414
  Refundable income taxes                                     2,736                 -                  -             2,736
  Deferred income taxes                                         559             9,891                  -            10,450
  Other current assets                                        1,072             3,371                  -             4,443
  Current assets of discontinued operations                       -             2,985                  -             2,985
                                                          ----------------------------------------------------------------
Total current assets                                         63,035            82,475                  -           145,510

Investments in and advances to subsidiaries                 227,217           (57,994)          (169,223)                -
Property, plant and equipment, net                           85,300           105,604                  -           190,904
Identifiable intangible assets, net                          25,067            20,906                  -            45,973
Goodwill, net                                               105,766            74,448                  -           180,214
Other assets                                                  3,881             2,260                  -             6,141
                                                          ----------------------------------------------------------------
                                                          $ 510,266         $ 227,699         $ (169,223)        $ 568,742
                                                          ================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                        $   6,637         $  16,173         $        -         $  22,810
  Accrued liabilities                                        18,690             7,133                  -            25,823
  Current portion of long-term debt                          41,354                 -                  -            41,354
  Current portion of capital lease obligations                    -             2,349                  -             2,349
  Current liabilities of discontinued operations                  -             3,485                  -             3,485
                                                          ----------------------------------------------------------------
Total current liabilities                                    66,681            29,140                  -            95,821

Long-term debt                                              406,666                 -                              406,666
Capital lease obligations                                         -             6,587                  -             6,587
Deferred income taxes                                        33,906            18,446                  -            52,352
Postretirement benefit obligations                            6,573                 -                  -             6,573
Other liabilities                                             4,742             4,303                  -             9,045
Stockholder's equity (deficit)                               (8,302)          169,223           (169,223)           (8,302)
                                                          ----------------------------------------------------------------
                                                          $ 510,266         $ 227,699         $ (169,223)        $ 568,742
                                                          ================================================================


CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2001


                                                                           Subsidiary
                                                           Company         Guarantors        Eliminations      Consolidated
                                                          ---------         ----------       ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                               $   4,682         $    (336)        $        -         $   4,346
  Accounts receivable, net                                   30,862            38,983                  -            69,845
  Inventories                                                21,131            50,564                  -            71,695
  Refundable income taxes                                     2,148                 -                  -             2,148
  Deferred income taxes                                         559             2,510                  -             3,069
  Other current assets                                        2,361             3,491                  -             5,852
                                                          ----------------------------------------------------------------
Total current assets                                         61,743            95,212                  -           156,955

Investments in and advances to subsidiaries                 263,249           (41,712)          (221,537)                -
Property, plant and equipment, net                           87,587           126,246                  -           213,833
Identifiable intangible assets, net                          28,357            35,386                  -            63,743
Goodwill, net                                               104,898            81,107                  -           186,005
Other assets                                                  3,891             2,016                  -             5,907
                                                          ----------------------------------------------------------------
                                                          $ 549,725         $ 298,255         $ (221,537)        $ 626,443
                                                          ================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                        $   7,534         $  23,034         $        -         $  30,568
  Accrued liabilities                                        20,067            11,451                  -            31,518
  Current portion of long-term debt                          20,424                 -                  -            20,424
  Current portion of capital lease obligations                    -             2,305                  -             2,305
                                                          ----------------------------------------------------------------
Total current liabilities                                    48,025            36,790                  -            84,815

Long-term debt                                              413,653                 -                  -           413,653
Capital lease obligations                                         -             7,845                  -             7,845
Deferred income taxes                                        35,357            28,362                  -            63,719
Postretirement benefit obligations                            6,345                 -                  -             6,345
Other liabilities                                             4,406             3,721                  -             8,127
Stockholder's equity                                         41,939           221,537           (221,537)           41,939
                                                          ----------------------------------------------------------------
                                                          $ 549,725         $ 298,255         $ (221,537)        $ 626,443
                                                          ================================================================


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002


                                                                           Subsidiary
                                                           Company         Guarantors        Eliminations      Consolidated
                                                          ---------         ----------       ------------      ------------
Net sales                                                 $ 33,657          $ 61,096          $ (1,901)          $ 92,852
Cost of sales                                               25,298            58,392            (1,901)            81,789
                                                          ----------------------------------------------------------------
Gross margin                                                 8,359             2,704                 -             11,063

Selling, general and administrative expenses                 2,854             3,901                 -              6,755
Amortization of intangible assets                              457               498                 -                955
                                                          ----------------------------------------------------------------
Operating income (loss)                                      5,048            (1,695)                -              3,353

Net interest expense                                        (4,644)           (5,342)                -             (9,986)
                                                          ----------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes and equity in loss
  of subsidiaries                                              404            (7,037)                -             (6,633)
Income tax provision (benefit)                                 174            (2,793)                -             (2,619)
                                                          ----------------------------------------------------------------
                                                               230            (4,244)                -             (4,014)
Equity in loss of subsidiaries                              (9,397)                -             9,397                  -
                                                          ----------------------------------------------------------------
Loss from continuing operations                             (9,167)           (4,244)            9,397             (4,014)
Loss from discontinued operations, net of tax                    -            (5,153)                -             (5,153)
                                                          ----------------------------------------------------------------
Net loss                                                  $ (9,167)         $ (9,397)         $  9,397           $ (9,167)
                                                          ===============================================================



CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001


                                                                           Subsidiary
                                                           Company         Guarantors        Eliminations      Consolidated
                                                          ---------         ----------       ------------      ------------
Net sales                                                 $ 32,980          $ 68,922          $ (1,004)          $ 100,898
Cost of sales                                               25,057            65,599            (1,004)             89,652
                                                          ----------------------------------------------------------------
Gross profit                                                 7,923             3,323                 -              11,246

Selling, general and administrative expenses                 3,525             3,297                 -               6,822
Amortization of intangible assets                            1,230             1,423                 -               2,653
Gain on disposal of equipment                                  (61)               (3)                -                 (64)
                                                          ----------------------------------------------------------------
Operating income (loss)                                      3,229            (1,394)                -               1,835

Net interest expense                                        (4,935)           (6,048)                -             (10,983)
                                                          ----------------------------------------------------------------
Loss from continuing operations
  before income taxes and equity in loss
  of subsidiaries                                           (1,706)           (7,442)                -              (9,148)
Income tax benefit                                            (388)           (2,873)                -              (3,261)
                                                          ----------------------------------------------------------------
                                                            (1,318)           (4,569)                -              (5,887)
Equity in loss of subsidiaries                              (4,569)                -             4,569                   -
                                                          ----------------------------------------------------------------
Loss from continuing operations                             (5,887)           (4,569)            4,569              (5,887)
Loss from discontinued operations, net of tax                 (954)                                                   (954)
                                                          ----------------------------------------------------------------
Net loss                                                  $ (6,841)         $ (4,569)         $  4,569           $  (6,841)
                                                          ================================================================

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2002


                                                                           Subsidiary
                                                           Company         Guarantors        Eliminations      Consolidated
                                                          ---------         ----------       ------------      ------------
Net sales                                                 $  68,353         $ 116,172         $ (3,575)          $ 180,950
Cost of sales                                                50,937           112,240           (3,575)            159,602
                                                          ----------------------------------------------------------------
Gross margin                                                 17,416             3,932                -              21,348

Selling, general and administrative expenses                  5,510             7,817                -              13,327
Amortization of intangible assets                               917               998                -               1,915
Gain on disposal of equipment                                    (2)              (17)               -                 (19)
                                                          ----------------------------------------------------------------
Operating income (loss)                                      10,991            (4,866)               -               6,125

Net interest expense                                         (9,362)          (10,700)               -             (20,062)
                                                          ----------------------------------------------------------------
Income (loss) before income taxes and
  equity in loss of subsidiaries                              1,629           (15,566)               -             (13,937)
Income tax provision (benefit)                                  651            (6,226)               -              (5,575)
                                                          ----------------------------------------------------------------
                                                                978            (9,340)               -              (8,362)
Equity in loss of subsidiaries                              (51,219)                -           51,219                   -
                                                          ----------------------------------------------------------------
Loss from continuing operations                             (50,241)           (9,340)          51,219              (8,362)
Loss from discontinued operations, net of tax                     -           (41,879)               -             (41,879)
                                                          ----------------------------------------------------------------
Net loss                                                  $ (50,241)        $ (51,219)        $ 51,219           $ (50,241)
                                                          ================================================================



CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2001


                                                                           Subsidiary
                                                           Company         Guarantors        Eliminations      Consolidated
                                                          ---------         ----------       ------------      ------------
Net sales                                                 $  69,570         $ 135,779         $ (2,202)          $ 203,147
Cost of sales                                                51,554           128,487           (2,202)            177,839
                                                          ----------------------------------------------------------------
Gross profit                                                 18,016             7,292                -              25,308

Selling, general and administrative expenses                  6,663             8,127                -              14,790
Amortization of intangible assets                             2,459             2,847                -               5,306
Loss (gain) on disposal of equipment                            (61)                1                -                 (60)
                                                          ----------------------------------------------------------------
Operating income (loss)                                       8,955            (3,683)               -               5,272

Net interest expense                                        (10,002)          (12,071)               -             (22,073)
                                                          ----------------------------------------------------------------
Loss from continuing operations
  before income taxes and equity in loss
  of subsidiaries                                            (1,047)          (15,754)               -             (16,801)
Income tax provision (benefit)                                  113            (5,938)               -              (5,825)
                                                          ----------------------------------------------------------------
                                                             (1,160)           (9,816)               -             (10,976)
Equity in loss of subsidiaries                              (12,333)                -           12,333                   -
                                                          ----------------------------------------------------------------
Loss from continuing operations                             (13,493)           (9,816)          12,333             (10,976)
Gain on sale of discontinued operations, net of tax           2,404                 -                -               2,404
Loss from discontinued operations, net of tax                     -            (2,517)               -              (2,517)
                                                          ----------------------------------------------------------------
Net loss                                                  $ (11,089)        $ (12,333)        $ 12,333           $ (11,089)
                                                          ================================================================

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2002


                                                                           Subsidiary
                                                           Company         Guarantors        Eliminations      Consolidated
                                                          ---------         ----------       ------------      ------------
OPERATING ACTIVITIES
Net loss                                                  $(50,241)         $ (51,219)        $ 51,219           $(50,241)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Provision for obsolete inventories                            -             15,187                -             15,187
   Provision for uncollectible accounts receivable               -              3,265                -              3,265
   Provision for impairment of assets                            -             30,646                -             30,646
   Depreciation and amortization                             5,176              9,598                -             14,774
   Amortization of deferred financing costs and
     premium on notes                                          616                  -                -                616
   Deferred income taxes                                         -            (15,496)               -            (15,496)
   Changes in operating assets and liabilities              11,855            (13,377)               -             (1,522)
                                                          ----------------------------------------------------------------
Net cash provided by (used in)
  operating activities                                     (32,594)           (21,396)          51,219             (2,771)

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                 26,100             25,119          (51,219)                 -
Purchase of property, plant and equipment                   (1,973)            (2,053)               -             (4,026)
                                                          ----------------------------------------------------------------
Net cash provided by (used in)
  investing activities                                      24,127             23,066          (51,219)            (4,026)

FINANCING ACTIVITIES
Proceeds from long-term debt                                23,500                  -                -             23,500
Payments on long-term debt and capital
  lease obligations                                         (9,246)            (1,214)               -            (10,460)
                                                          ----------------------------------------------------------------
Net cash provided by (used in) financing activities         14,254             (1,214)               -             13,040
                                                          ----------------------------------------------------------------

Increase in cash and cash equivalents                        5,787                456                -              6,243
Cash and cash equivalents at beginning
  of year                                                    4,682               (336)               -              4,346
                                                          ----------------------------------------------------------------
Cash and cash equivalents at end of year                  $ 10,469          $     120         $      -           $ 10,589
                                                          ================================================================


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2001


                                                                           Subsidiary
                                                           Company         Guarantors        Eliminations      Consolidated
                                                          ---------         ----------       ------------      ------------
OPERATING ACTIVITIES
Net loss                                                  $ (11,089)        $ (12,333)        $ 12,333           $ (11,089)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                              6,719            14,333                -              21,052
   Amortization of deferred financing costs and
     premium on notes                                           560                 -                -                 560
     Gain on sale of discontinued operations                 (4,007)                -                -              (4,007)
   Deferred income taxes                                       (207)           (1,003)               -              (1,210)
   Changes in operating assets and liabilities                4,072            (9,924)               -              (5,852)
                                                          -----------------------------------------------------------------
Net cash provided by (used in)
   operating activities                                      (3,952)           (8,927)          12,333                (546)

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                  (3,105)           15,438          (12,333)                  -
Purchase of property, plant and equipment                    (2,485)           (7,974)               -             (10,459)
Proceeds from sale of discontinued operations                 5,044                 -                -               5,044
                                                          -----------------------------------------------------------------
Net cash provided by (used in)
  investing activities                                         (546)            7,464          (12,333)             (5,415)

FINANCING ACTIVITIES
Payments on long-term debt and capital
  lease obligations                                         (11,577)           (1,033)               -             (12,610)
Debt issuance costs                                            (907)                -                -                (907)
                                                          -----------------------------------------------------------------
Net cash used in financing activities                       (12,484)           (1,033)               -             (13,517)
                                                          -----------------------------------------------------------------

Decrease in cash and cash equivalents                       (16,982)           (2,496)               -             (19,478)
Cash and cash equivalents at beginning
  of year                                                    16,982             2,496                -              19,478
                                                          -----------------------------------------------------------------
Cash and cash equivalents at end of year                  $       -         $       -         $      -           $       -
                                                          =================================================================


NOTE 6 -- SEGMENT INFORMATION

The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells castings for the industrial and municipal markets, while the Forgings segment manufactures forged components for the industrial market. The Other segment includes machining operations and freight hauling.

                                                              Three months ended                    Six months ended
                                                                  March 31,                             March 31,
                                                          ---------------------------         ----------------------------
                                                            2002              2001              2002                2001
                                                          --------          ---------         ---------          ---------
Revenues from external customers:
  Castings                                                $ 86,494          $  89,547         $ 167,313          $ 183,593
  Forgings                                                   5,447              6,605            11,509             12,390
  Other                                                      4,912              5,650             9,604             11,629
  Elimination of intersegment revenues                      (4,001)              (904)           (7,476)            (4,465)
                                                          --------          ---------         ----------         ---------
Consolidated                                              $ 92,852          $ 100,898         $ 180,950          $ 203,147
                                                          ========          =========         =========          =========

Loss from continuing operations:
  Castings                                                $ (4,014)         $  (5,887)        $  (8,362)         $ (10,976)
  Forgings                                                  (1,374)            (1,285)           (2,517)            (3,269)
  Other                                                        (44)              (203)             (245)              (389)
  Elimination of intersegment loss                           1,418              1,488             2,762              3,658
                                                          --------          ---------         ----------         ---------
Consolidated                                              $ (4,014)         $  (5,887)        $  (8,362)         $ (10,976)
                                                          ========          =========         =========          =========



                                                                                               March 31,       September 30,
                                                                                                 2002              2001
                                                                                              ----------       -------------
Total Assets:
  Castings                                                                                    $ 676,482          $ 770,044
  Forgings                                                                                       45,472             51,148
  Other                                                                                          16,266             16,149
  Elimination of intersegment assets                                                           (169,478)          (210,898)
                                                                                              ---------          ---------
Total consolidated assets                                                                     $ 568,742          $ 626,443
                                                                                              ==========         =========

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

The following discussions compare the results of operations of the Company for the three and six months ended March 31, 2002, to the results of the operations of the Company for the three and six months ended March 31, 2001.

RESULTS OF OPERATIONS  (dollars in thousands)

Three Months Ended March 31, 2002 and 2001

Net sales. Net sales for the three months ended March 31, 2002 were $92,852 which are $8,046 or 8.0% lower than the quarter ended March 31, 2001. The decrease in net sales was driven primarily by continued significant weakness in the demand for industrial castings used for the heating, ventilation and air conditioning (HVAC) market.

Gross margin. Gross margin for the three months ended March 31, 2002 was $11,063, a decrease of $183, or 1.6%, as compared to the quarter ended March 31, 2001. Gross margin as a percentage of net sales increased to 11.9% for the three months ended March 31, 2002 from 11.1% for the quarter ended March 31, 2001. The increase in gross margin percentage resulted from a greater utilization of manufacturing facilities due to higher production levels and the transfer of certain production to a more efficient manufacturing location.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2002 were $6,753, a decrease of $69, or 1.0%, as compared to the $6,822 for the quarter ended March 31, 2001. Selling, general and administrative expenses increased as a percentage of net sales to 7.3% compared to the 6.8% for the quarter ended March 31, 2001. The percentage increase is due to a relatively fixed level of expenses being spread over a smaller sales base.

Amortization of intangible assets. Amortization of intangible assets was $955 for the three months ended March 31, 2002, a decrease of $1,698, or 64.0%, as compared to the $2,653 for the quarter ended March 31, 2001. The decrease was due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" as of October 1, 2001. Under SFAS 142, goodwill is no longer amortized.

Operating income. Operating income was $3,353 for the three months ended March 31, 2002, an increase of $1,518 from operating income of $1,835 for the quarter ended March 31, 2001. The increased operating income was caused by the reduced amortization expense noted above. As a percentage of net sales, operating income increased from 1.8% for the quarter ended March 31, 2001 to 3.6% for the three months ended March 31, 2002.

Net interest expense. Net interest expense was $9,986 for the three months ended March 31, 2002 compared to $10,983 for the quarter ended March 31, 2001. The decreased interest expense resulted from the Company's principal debt repayments and lower interest rates on the Company's Senior Bank Facilities, partially offset by the interest on the higher level of borrowings outstanding on the Company's Revolving Credit Facility during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

Income tax benefit. The income tax benefit for the three months ended March 31, 2002 and 2001 is reasonable to the amount computed by applying the Company's statutory rate of approximately 40% to the loss before income taxes.

Loss from discontinued operations. In January, 2002 management initiated a plan for the discontinuation of the operations of Cast Alloys by closing its manufacturing facilities. In accordance with the provisions of SFAS 144, the results of operations for Cast Alloys have been reported as discontinued operations in the statement of operations.

Six Months Ended March 31, 2002 and 2001

Net sales. Net sales for the six months ended March 31, 2002 were $180,950 which are $22,197 or 10.9% lower than the six months ended March 31, 2001. The decrease in net sales was driven primarily by significant weakness in the demand for industrial castings used for the heating, ventilation and air conditioning
(HVAC) market and a continued weakness in demand in the heavy duty truck market during the first four months of the period.

Gross margin. Gross margin for the six months ended March 31, 2002 was $21,348, a decrease of $3,960, or 15.6%, as compared to the quarter ended March 31, 2001. Gross margin as a percentage of net sales decreased to 11.8% for the six months ended March 31, 2002 from 12.5% for the six months ended March 31, 2001. The decrease in gross margin resulted from lower sales volume noted above and an inability, at the lower production and sales levels, to sufficiently absorb the overhead costs necessary to effectively run the foundry operations.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended March 31, 2002 were $13,327, a decrease of $1,463, or 9.9%, as compared to the $14,790 for the six months ended March 31, 2001. The decrease was due to decreased corporate expense and a reduction in the Company's salaried workforce due to the decreased sales level. Selling, general and administrative expenses as a percentage of net sales was 7.4% for the six months ended March 31, 2002, which is consistent with the six months ended March 31, 2001.

Amortization of intangible assets. Amortization of intangible assets was $1,915 for the six months ended March 31, 2002, a decrease of $3,391, or 63.9%, as compared to the $5,306 for the six months ended March 31, 2001. The decrease was due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" as of October 1, 2001. Under SFAS 142, goodwill is no longer amortized.

Operating income. Operating income was $6,125 for the six months ended March 31, 2002, an increase of $853 from operating income of $5,272 for the six months ended March 31, 2001. The increase was caused caused by the reduced selling, general and administrative expenses and amortization expense noted above, partially offset by the lower gross margin. As a percentage of net sales, operating income increased from 2.6% for the six months ended March 31, 2001 to 3.4% for the six months ended March 31, 2002.

Net interest expense. Net interest expense was $20,062 for the six months ended March 31, 2002 compared to $22,073 for the six months ended March 31, 2001. The decreased interest expense resulted from the Company's principal debt repayments and lower interest rates on the Company's Senior Bank Facilities, partially offset by the interest on the higher level of borrowings outstanding on the Company's Revolving Credit Facility during the six months ended March 31, 2002 as compared to the six months ended March 31, 2001.

Income tax benefit. The income tax benefit for the six months ended March 31, 2002 and 2001 is reasonable to the amount computed by applying the Company's statutory rate of approximately 40% to the loss before income taxes.

Gain on sale of discontinued operations. On October 2, 2000, the Company sold the common stock of Hartley. The disposition of Hartley resulted in a gain of $2,404, net of tax, which was recognized in the three months ended December 31, 2000.

Loss from discontinued operations. Certain events which occurred during the three months ended December 31, 2001 had a dramatic negative impact on the operations of the Cast Alloys subsidiary. The significant deterioration of the U.S. economy caused a substantial downturn in the consumer golf market served by Cast Alloys. In addition, both of Cast Alloys' two major customers indicated they would seek alternative supply sources for their golf clubheads. The sale of Cast Alloys' inventory to parties other than the two major customers was considered doubtful and a provision of $15.2 million was recorded during the three months ended December 31, 2001 to reduce the inventory to market value. Additionally, collection of substantially all of the remaining outstanding receivables was not probable and a provision of $3.3 million was recorded during the three months ended December 31, 2001. The Company also recorded an impairment charge during the three months ended December 31, 2001 of $30,646 to write down goodwill, fixed assets and other long-lived assets to their fair values. In January, 2002 management initiated a plan for the discontinuation of the operations of Cast Alloys by closing its manufacturing facilities. Severance costs of approximately $2.2 million associated with this plan were recognized during the three months ending March 31, 2002. All employees of Cast Alloys are expected to be terminated by April 2002. In accordance with the provisions of SFAS 144, the results of operations for Cast Alloys have been reported as discontinued operations in the accompanying statements of operations.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

The Company has outstanding $282.0 million principal of 11 1/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"). In addition, the Company has a credit agreement (the "Senior Bank Facility" or "Credit Agreement") providing for term loans, an Acquisition Loan Facility, and a Revolving Credit Facility of up to $29.6 million. At March 31, 2002, there is $28.5 million outstanding on the Revolving Credit Facility, $14.4 million outstanding on the Acquisition Loan Facility and $119.8 million outstanding under the term loans.

The Company's liquidity needs will arise primarily from debt service on the above indebtedness, working capital needs and funding of capital expenditures. Borrowings under the Senior Bank Facilities bear interest at variable interest rates. Both the Senior Bank Facility and the indentures governing the Senior Subordinated Notes limit the Company's ability to incur additional indebtedness. The covenants contained in the Senior Bank Facility also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, prepay the Senior Subordinated Notes or amend the indentures, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. These covenants also require the Company to maintain leverage, interest coverage and senior debt coverage ratios. Effective December 31, 2001, the Credit Agreement was amended to provide relief from the above financial ratio covenants through December 31, 2003, to reduce the amount of the Revolving Credit Facility and define minimum EBITDA and liquidity covenants. At March 31, 2002, the Company is in compliance with existing bank covenants.

For the six months ended March 31, 2002 and March 31, 2001, capital expenditures were $4,026 and $10,459, respectively. The substantial decrease in capital expenditures of $6,433 was the result of tighter spending controls placed on capital expenditures during the six months ended March 31, 2002.

The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the revolving credit facility. Net cash used in operating activities for the six months ended March 31, 2002 was $2,771, an increase of $2,225 from cash used in operating activities for the six months ended March 31, 2001 of $546. The decrease in net cash from operating activities was the result of the operating losses incurred by Cast Alloys prior to the discontinuation of its operations and the closing of its manufacturing facilities.

The Company believes that cash generated from operations and its existing revolving credit facility under the Senior Bank Facility will be sufficient to meet its normal operating requirements, including working capital needs and interest payments on outstanding indebtedness. In conjunction with the amendment of the Credit Agreement in April 2002, the Company has received cash of $9.9 million from its parent company in exchange for the issuance of a PIK note with principal plus 14% interest payable at the maturity date of December 31, 2005. Also, the Company believes that the discontinuance of operations of Cast Alloys should continue to improve the Company's cash position by eliminating the need to carry excess inventory for the consumer golf market. The Company believes that these factors should assist the Company in generating sufficient cash to meet its operating requirements and pay obligations under its existing indebtedness for the remainder of fiscal 2002.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are more fully described in Note 1 of notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2001. As disclosed in Note 1 of notes to consolidated financial statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the evaluation of the recoverability of certain assets including goodwill, other intangible assets and fixed assets as well as those estimates used in the determination of reserves related to the allowance for doubtful accounts, obsolescence, workers compensation and pensions and other post-retirement benefits. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, product mix, and in some cases, actuarial techniques. We constantly reevaluate these significant factors and make adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Senior Bank Facility. If market interest rates for such borrowings change by 1% during the remainder of the fiscal year ended September 30, 2002, the Company's interest expense would increase or decrease by approximately $.8 million. This analysis does not consider the effects of changes in the level of overall economic activity that could occur due to interest rate changes. Further, in the event of an upward change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

                             NEENAH FOUNDRY COMPANY
                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
      None.

Item 2. CHANGES IN SECURITIES
      None.

Item 3. DEFAULTS UPON SENIOR SECURITIES
      None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

Item 5. OTHER INFORMATION
      None.

ITEM   6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 10 -    Material Contracts
        10.1 Amendment No. 3 dated as of December 31, 2001, to the Credit Agreement dated as of April 30, 1997 as Amended and Restated as of September 12, 1997, as of April 3, 1998, as of September 8, 1998, as of November 18, 1998, and as of March 23, 2001 by and among Neenah Foundry Company, NFC Castings, Inc., the Lenders from time to time party thereto, and the Chase Manhattan Bank.

        10.2 Secured PIK Note dated as of April 29, 2002 between Neenah Foundry Company and Citicorp Venture Capital, Ltd.

        10.3 Secured PIK Note Purchase Agreement dated as of April 29, 2002, by and among Neenah Foundry Company, NFC Castings, Inc., and Citicorp Venture Capital, Ltd.


(b) Reports on Form 8-K

       None.



SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NEENAH FOUNDRY COMPANY


DATE:   May 13, 2002             /s/ Gary LaChey
                                 --------------------------------------------
                                  Gary LaChey
                                 Vice President-Finance, Secretary & Treasurer
                                 (Principal Financial Officer and Duly
                                 Authorized Officer)