Form 10-Q
period 2002-06-30
NEENAH FOUNDRY CO
filed 2002-08-14
CIK 1040599

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                to
                                    ----------------   --------------------

Commission File Number   333-28751

                             NEENAH FOUNDRY COMPANY
          (Exact name of each registrant as it appears in its charter)

          Wisconsin                                         39-1580331
(State or other jurisdiction of                       (IRS Employer ID Number)
incorporation or organization)


2121 Brooks Avenue, P.O. Box 729, Neenah, Wisconsin                  54957
(Address of principal executive offices)                           (Zip Code)

                                 (920) 725-7000
              (Registrant's telephone number, including area code)

                                      None
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, Class A, $100 par value- 1,000 shares as of July 31, 2002 Common Stock, Class B, $100 par value- 0 shares as of July 31, 2002

                             NEENAH FOUNDRY COMPANY
                                 Form 10-Q Index
                       For the Quarter Ended June 30, 2002

                                                                                                                       Page
                                                                                                                       ----
Part 1. Financial Information
    Item 1. Financial Statements
            Condensed consolidated balance sheets -- June 30, 2002 and September 30, 2001                                 3
            Condensed consolidated statements of operations -- Three and nine months ended June 30, 2002
                and 2001                                                                                                  4
            Condensed consolidated statements of cash flows  --  Nine months ended June 30, 2002 and 2001                 5
            Notes to condensed consolidated financial statements -- June 30, 2002                                         6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of                                   16
            Operations

    Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                   19

Part II.  Other Information
    Item 1. Legal Proceedings                                                                                            20
    Item 2. Changes in Securities                                                                                        20
    Item 3. Defaults upon Senior Securities                                                                              20
    Item 4. Submission of Matters to a Vote of Security Holders                                                          20
    Item 5. Other Information                                                                                            20
    Item 6. Exhibits and Reports on Form 8-K                                                                             20

Signatures                                                                                                               20

                             NEENAH FOUNDRY COMPANY
                          Part I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                             June 30           September 30
                                                                               2002               2001(1)
                                                                         -----------------   -----------------
                                                                            (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents .......................................          $  11,832           $   4,346
  Accounts receivable, net ........................................             63,317              69,845
  Inventories .....................................................             56,922              71,695
  Refundable income taxes .........................................              2,634               2,148
  Deferred income taxes ...........................................             10,769               3,069
  Other current assets ............................................              4,673               5,852
  Current assets of discontinued operations .......................                207                --
                                                                             ---------           ---------
              Total current assets ................................            150,354             156,955

Property, plant and equipment .....................................            291,530             308,698
Less accumulated depreciation .....................................            106,052              94,865
                                                                             ---------           ---------
                                                                               185,478             213,833

Deferred financing costs, net .....................................              7,246               7,811
Identifiable intangible assets, net ...............................             38,130              55,932
Goodwill ..........................................................            180,214             186,005
Other assets ......................................................              6,219               5,907
                                                                             ---------           ---------
                                                                             $ 567,641           $ 626,443
                                                                             =========           =========
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ................................................          $  23,326           $  30,568
  Accrued liabilities .............................................             19,570              31,518
  Current portion of long-term debt ...............................             41,604              20,424
  Current portion of capital lease obligations ....................              2,393               2,305
                                                                             ---------           ---------
              Total current liabilities ...........................             86,893              84,815

Long-term debt ....................................................            413,072             413,653
Capital lease obligations .........................................              5,964               7,845
Deferred income taxes .............................................             52,244              63,719
Postretirement benefit obligations ................................              6,687               6,345
Other liabilities .................................................              8,532               8,127
                                                                             ---------           ---------
              Total liabilities ...................................            573,392             584,504

Commitments and contingencies

STOCKHOLDER'S EQUITY (DEFICIT):
  Preferred stock, par value $100 per share -- authorized
         3,000 shares, no shares issued or outstanding ............               --                  --
  Common stock, par value $100 per share -- authorized
         11,000 shares, issued and outstanding 1,000 shares .......                100                 100
  Additional paid in capital ......................................             51,317              51,317
  Accumulated deficit .............................................            (55,550)             (7,860)
  Accumulated other comprehensive loss ............................             (1,618)             (1,618)
                                                                             ---------           ---------
              Total stockholder's equity (deficit) ................             (5,751)             41,939
                                                                             ---------           ---------
                                                                             $ 567,641           $ 626,443
                                                                             =========           =========

See notes to condensed consolidated financial statements.

(1) The balance sheet as of September 30, 2001 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                                Three Months Ended                      Nine Months Ended
                                                                     June 30,                                June 30,
                                                        ---------------------------------      ------------------------------------
                                                             2002               2001                 2002                2001
                                                        --------------     --------------      ---------------      ---------------
                                                                    (Unaudited)                            (Unaudited)

Net sales ...............................................  $ 115,476           $ 111,197           $ 296,426           $ 314,344
Cost of sales ...........................................     93,403              91,528             253,005             269,367
                                                           ---------           ---------           ---------           ---------
Gross margin ............................................     22,073              19,669              43,421              44,977
Selling, general and administrative expenses ............      7,400               7,489              20,727              22,279
Amortization of intangible assets .......................        956               2,653               2,871               7,959
Loss (gain) on disposal of equipment ....................       --                   340                 (19)                280
                                                           ---------           ---------           ---------           ---------
Total operating expenses ................................      8,356              10,482              23,579              30,518
                                                           ---------           ---------           ---------           ---------
Operating income ........................................     13,717               9,187              19,842              14,459
Net interest expense ....................................    (11,388)            (10,920)            (31,450)            (32,993)
                                                           ---------           ---------           ---------           ---------
Income (loss) from continuing operations before
  income taxes ..........................................      2,329              (1,733)            (11,608)            (18,534)
Income tax provision (benefit) ..........................        924                (169)             (4,651)             (5,994)
                                                           ---------           ---------           ---------           ---------
Income (loss) from continuing operations ................      1,405              (1,564)             (6,957)            (12,540)
Gain on sale of discontinued operations, net of
  income tax provision of $1,603 ........................       --                  --                  --                 2,404
Loss from discontinued operations, net of income tax
  provision (benefit) of $(55), $622, $(16,134),
  and $(709) ............................................       (118)             (1,097)            (41,997)             (3,614)
                                                           ---------           ---------           ---------           ---------
Net income (loss) .......................................  $   1,287           $  (2,661)          $ (48,954)          $ (13,750)
                                                           =========           =========           =========           =========

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                              Nine Months Ended
                                                                                   June 30,
                                                                      ----------------------------------
                                                                            2002              2001
                                                                      ----------------   ---------------
                                                                                  (Unaudited)
OPERATING ACTIVITIES
Net loss .......................................................          $(48,954)          $(13,750)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Provision for obsolete inventories ..........................            15,187               --
   Provision for uncollectible accounts receivable .............             3,365               --
   Provision for impairment of assets ..........................            30,646               --
   Depreciation and amortization ...............................            22,079             31,710
   Amortization of deferred financing costs and premium
     on notes ..................................................               957                881
   Gain on sale of discontinued operations .....................              --               (2,552)
   Deferred income taxes .......................................           (16,781)            (1,762)
   Changes in operating assets and liabilities .................           (12,479)           (18,811)
                                                                          --------           --------
        Net cash used in operating
        activities .............................................            (5,980)            (4,284)

INVESTING ACTIVITIES
Purchase of property, plant and equipment ......................            (4,948)           (13,177)
Net proceeds from sale of discontinued operations ..............              --                5,044
                                                                          --------           --------
        Net cash used in investing
        activities .............................................            (4,948)            (8,133)

FINANCING ACTIVITIES
Proceeds from long-term debt ...................................            33,400             16,000
Payments on long-term debt and capital lease obligations .......           (14,128)           (18,761)
Deferred financing costs .......................................              (858)              (907)
                                                                          --------           --------
        Net cash provided by (used in) financing
        activities .............................................            18,414             (3,668)
                                                                          --------           --------
Increase (decrease) in cash and cash equivalents ...............             7,486            (16,085)
Cash and cash equivalents at beginning of period ...............             4,346             19,478
                                                                          --------           --------
Cash and cash equivalents at end of period .....................          $ 11,832           $  3,393
                                                                          ========           ========


See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2002
                                 (In thousands)

NOTE 1 -- BASIS OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah Foundry Company's Annual Report on Form 10-K for the year ended September 30, 2001.

NOTE 2 -- INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted SFAS 142 as of October 1, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their estimated useful lives.

Application of the nonamortization provisions of SFAS 142 resulted in a decrease in the net loss of $5,218 for the nine months ended June 30, 2002. In accordance with SFAS 141, the Company also reclassified the identifiable intangible assets related to the assembled workforce and facilities in place with an unamortized balance of $4,660 and $3,469, respectively, net of related deferred income taxes of $1,864 and $1,388, respectively, to goodwill at the date of adoption.

The Company has performed the required impairment tests of goodwill as of October 1, 2001 and concluded that an impairment charge resulting from the transitional impairment test is not required. The transitional impairment test was performed based on the expected present value of future cash flows for each of the Company's reporting units.

                                              June 30, 2002                 September 30, 2001
                                    -------------------------------   ------------------------------
                                        Gross                             Gross
                                       Carrying       Accumulated        Carrying       Accumulated
                                        Amount        Amortization        Amount        Amortization
                                    ---------------   -------------   --------------    ------------
Amortizable intangible assets:
   Customer lists                       $31,441          $14,029          $35,041          $12,662
   Tradenames                            22,553            2,507           27,053            2,392
   Other                                  1,295              623           16,001            7,109
                                        -------          -------          -------          -------
Total                                   $55,289          $17,159          $78,095          $22,163
                                        =======          =======          =======          =======

The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense expected to be recognized in subsequent years ending September 30, is as follows:

       September 30, 2002                                         $ 3,832
       September 30, 2003                                           3,832
       September 30, 2004                                           3,832
       September 30, 2005                                           3,832
       September 30, 2006                                           3,832

Changes in the carrying amount of goodwill for the nine months ended June 30, 2002, are as follows:

                                                      Castings            Forgings       Other
                                                      Segment             Segment        Segment           Total
                                                     -------------------------------------------------------------

Balance as of September 30, 2001 ..........          $ 168,709           $  17,296      $    --          $ 186,005
Reclassification of assembled workforce and
  facilities in place .....................              4,595                 282           --              4,877
Impairment charge - see Note 3 ............            (10,668)               --             --            (10,668)
                                                     -------------------------------------------------------------
Balance as of June 30, 2002 ...............          $ 162,636           $  17,578      $    --          $ 180,214
                                                     =============================================================

NOTE 3 -- DISCONTINUED OPERATIONS

In August 2001, the FASB issued Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). While the adoption of SFAS 144 as of October 1, 2001 did not have a significant impact on the Company's financial position and results of operations, the provisions of this standard were applied during the nine months ended June 30, 2002 as discussed below.

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

In January, 2002 management initiated a plan for the discontinuation of the operations of Cast Alloys by closing its manufacturing facilities. Severance costs of approximately $2.2 million associated with this plan were recognized during the three months ending March 31, 2002. All employees of Cast Alloys were terminated by April 2002. In accordance with the provisions of SFAS 144, the results of operations for Cast Alloys have been reported as discontinued operations in the accompanying statements of operations. Previously, Cast Alloys was included in the Castings segment. Revenues for Cast Alloys for the three months ended June 30, 2002 and 2001 were $14 and $16,926, respectively, and revenues for the nine months ended June 30, 2002 and 2001 were $8,641 and $40,933, respectively.

On October 2, 2000, the Company sold all of the issued and outstanding shares of common stock of Hartley Controls Corporation (Hartley) for a cash purchase price of $5,190, net of fees of $129 and recognized a gain of $2,404, net of income taxes of $1,603.

NOTE 4 -- INVENTORIES

The components of inventories are as follows:

                                           June 30,       September 30,
                                             2002             2001
                                        ---------------  ---------------

Raw materials ....................          $ 4,097          $ 9,519
Work in process and finished
  goods ..........................           39,983           50,210
Supplies .........................           12,842           11,966
                                            -------          -------
                                            $56,922          $71,695
                                            =======          =======

If the FIFO method of inventory valuation had been used on all components, inventories would have been approximately $1,164 and $1,041 higher than reported at June 30, 2002 and September 30, 2001, respectively.

NOTE 5 -- GUARANTOR SUBSIDIARIES

The following tables present condensed consolidating financial information for the three and nine months ended June 30, 2002 and 2001 for: (a) the Company and
(b) on a combined basis, the guarantors of the Senior Subordinated Notes, which include all of the wholly owned subsidiaries of the Company (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2002

                                                                                    Subsidiary
                                                                      Company       Guarantors   Eliminations   Consolidated
                                                                   ----------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                          $  13,146      $  (1,314)     $    --        $  11,832
  Accounts receivable, net                                              31,407         31,910           --           63,317
  Inventories                                                           24,165         32,757           --           56,922
  Refundable income taxes                                                2,634           --             --            2,634
  Deferred income taxes                                                  5,343          5,426           --           10,769
  Other current assets                                                   1,583          3,090           --            4,673
  Current assets of discontinued operations                               --              207           --              207
                                                                   ----------------------------------------------------------
Total current assets                                                    78,278         72,076           --          150,354

Investments in and advances to subsidiaries                            219,590        (51,834)      (167,756)          --
Property, plant and equipment, net                                      84,155        101,323           --          185,478
Deferred financing costs and identifiable intangible
  assets, net                                                           24,970         20,406           --           45,376
Goodwill                                                               105,766         74,448           --          180,214
Other assets                                                             3,876          2,343           --            6,219
                                                                   ----------------------------------------------------------
                                                                     $ 516,635      $ 218,762      $(167,756)     $ 567,641
                                                                   ==========================================================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                   $   6,289      $  17,037      $    --        $  23,326
  Accrued liabilities                                                   11,896          7,674           --           19,570
  Current portion of long-term debt                                     41,604           --             --           41,604
  Current portion of capital lease obligations                            --            2,393           --            2,393
                                                                   ----------------------------------------------------------
Total current liabilities                                               59,789         27,104           --           86,893

Long-term debt                                                         413,072           --             --          413,072
Capital lease obligations                                                 --            5,964           --            5,964
Deferred income taxes                                                   38,690         13,554           --           52,244
Postretirement benefit obligations                                       6,687           --             --            6,687
Other liabilities                                                        4,148          4,384           --            8,532
Stockholder's equity (deficit)                                          (5,751)       167,756       (167,756)        (5,751)
                                                                   ----------------------------------------------------------
                                                                     $ 516,635      $ 218,762      $(167,756)     $ 567,641
                                                                   ==========================================================

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2001

                                                                                       Subsidiary
                                                                         Company       Guarantors      Eliminations     Consolidated
                                                                     ---------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                            $   4,682        $    (336)      $        -        $   4,346
  Accounts receivable, net                                                30,862           38,983                -           69,845
  Inventories                                                             21,131           50,564                -           71,695
  Refundable income taxes                                                  2,148                -                -            2,148
  Deferred income taxes                                                      559            2,510                -            3,069
  Other current assets                                                     2,361            3,491                -            5,852
                                                                     ---------------------------------------------------------------
Total current assets                                                      61,743           95,212                -          156,955

Investments in and advances to subsidiaries                              263,249          (41,712)        (221,537)               -
Property, plant and equipment, net                                        87,587          126,246                -          213,833
Deferred financing costs and identifiable intangible assets, net          28,357           35,386                -           63,743
Goodwill, net                                                            104,898           81,107                -          186,005
Other assets                                                               3,891            2,016                -            5,907
                                                                     ---------------------------------------------------------------
                                                                       $ 549,725        $ 298,255       $ (221,537)       $ 626,443
                                                                     ===============================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                                     $   7,534        $  23,034       $        -        $  30,568
  Accrued liabilities                                                     20,067           11,451                -           31,518
  Current portion of long-term debt                                       20,424                -                -           20,424
  Current portion of capital lease obligations                                 -            2,305                -            2,305
                                                                     ---------------------------------------------------------------
Total current liabilities                                                 48,025           36,790                -           84,815

Long-term debt                                                           413,653                -                -          413,653
Capital lease obligations                                                      -            7,845                -            7,845
Deferred income taxes                                                     35,357           28,362                -           63,719
Postretirement benefit obligations                                         6,345                -                -            6,345
Other liabilities                                                          4,406            3,721                -            8,127
Stockholder's equity                                                      41,939          221,537         (221,537)          41,939
                                                                     ---------------------------------------------------------------
                                                                       $ 549,725        $ 298,255       $ (221,537)       $ 626,443
                                                                     ===============================================================

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2002

                                                                     Subsidiary
                                                       Company       Guarantors    Eliminations    Consolidated
                                                     -----------------------------------------------------------

Net sales                                              $49,524        $ 68,275      $  (2,323)       $ 115,476
Cost of sales                                           33,859          61,867         (2,323)          93,403
                                                     -----------------------------------------------------------
Gross margin                                            15,665           6,408              -           22,073

Selling, general and administrative expenses             3,213           4,187              -            7,400
Amortization of intangible assets                          458             498              -              956
                                                     -----------------------------------------------------------
Operating income                                        11,994           1,723              -           13,717

Net interest expense                                    (6,044)         (5,344)             -          (11,388)
                                                     -----------------------------------------------------------
Income (loss) from continuing operations
  before income taxes and equity in loss
  of subsidiaries                                        5,950          (3,621)             -            2,329
Income tax provision (benefit)                           2,372          (1,448)             -              924
                                                     -----------------------------------------------------------
                                                         3,578          (2,173)             -            1,405
Equity in loss of subsidiaries                          (2,291)              -          2,291                -
                                                     -----------------------------------------------------------
Income (loss) from continuing operations                 1,287          (2,173)         2,291            1,405
Loss from discontinued operations, net of tax                -            (118)             -             (118)
                                                     -----------------------------------------------------------
Net income (loss)                                      $ 1,287        $ (2,291)     $   2,291        $   1,287
                                                     ===========================================================


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001

                                                                      Subsidiary
                                                       Company        Guarantors    Eliminations     Consolidated
                                                     -------------------------------------------------------------

Net sales                                              $ 45,136        $ 67,731       $ (1,670)        $ 111,197
Cost of sales                                            30,583          62,615         (1,670)           91,528
                                                     -------------------------------------------------------------
Gross profit                                             14,553           5,116              -            19,669

Selling, general and administrative expenses              3,454           4,035              -             7,489
Amortization of intangible assets                         1,229           1,424              -             2,653
Loss (gain) on disposal of equipment                        341              (1)             -               340
                                                     -------------------------------------------------------------
Operating income (loss)                                   9,529            (342)             -             9,187

Net interest expense                                     (4,887)         (6,033)             -           (10,920)
                                                     -------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes and equity in loss
  of subsidiaries                                         4,642          (6,375)             -            (1,733)
Income tax provision (benefit)                            2,152          (2,321)             -              (169)
                                                     -------------------------------------------------------------
                                                          2,490          (4,054)             -            (1,564)
Equity in loss of subsidiaries                           (5,151)              -          5,151                 -
                                                     -------------------------------------------------------------
Loss from continuing operations                          (2,661)         (4,054)         5,151            (1,564)
Loss from discontinued operations, net of tax                 -          (1,097)                          (1,097)
                                                     -------------------------------------------------------------
Net loss                                               $ (2,661)       $ (5,151)      $  5,151         $  (2,661)
                                                     =============================================================

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2002

                                                                          Subsidiary
                                                           Company        Guarantors      Eliminations  Consolidated
                                                         --------------------------------------------------------------

Net sales                                                 $ 117,877        $ 184,447        $ (5,898)     $ 296,426
Cost of sales                                                84,796          174,107          (5,898)       253,005
                                                         --------------------------------------------------------------
Gross margin                                                 33,081           10,340               -         43,421

Selling, general and administrative expenses                  8,723           12,004               -         20,727
Amortization of intangible assets                             1,375            1,496               -          2,871
Gain on disposal of equipment                                    (2)             (17)              -            (19)
                                                         --------------------------------------------------------------
Operating income (loss)                                      22,985           (3,143)              -         19,842

Net interest expense                                        (15,406)         (16,044)              -        (31,450)
                                                         --------------------------------------------------------------
Income (loss) before income taxes and
  equity in loss of subsidiaries                              7,579          (19,187)              -        (11,608)
Income tax provision (benefit)                                3,023           (7,674)              -         (4,651)
                                                         --------------------------------------------------------------
                                                              4,556          (11,513)              -         (6,957)
Equity in loss of subsidiaries                              (53,510)               -          53,510              -
                                                         --------------------------------------------------------------
Loss from continuing operations                             (48,954)         (11,513)         53,510         (6,957)
Loss from discontinued operations, net of tax                     -          (41,997)              -        (41,997)
                                                         --------------------------------------------------------------
Net loss                                                  $ (48,954)       $ (53,510)       $ 53,510      $ (48,954)
                                                         ==============================================================


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2001

                                                                           Subsidiary
                                                           Company         Guarantors     Eliminations  Consolidated
                                                         --------------------------------------------------------------

Net sales                                                 $ 114,706        $ 203,510        $ (3,872)     $ 314,344
Cost of sales                                                82,137          191,102          (3,872)       269,367
                                                         --------------------------------------------------------------
Gross profit                                                 32,569           12,408               -         44,977

Selling, general and administrative expenses                 10,117           12,162               -         22,279
Amortization of intangible assets                             3,688            4,271               -          7,959
Loss on disposal of equipment                                   280                -               -            280
                                                         --------------------------------------------------------------
Operating income (loss)                                      18,484           (4,025)              -         14,459

Net interest expense                                        (14,889)         (18,104)              -        (32,993)
                                                         --------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes and equity in loss
  of subsidiaries                                             3,595          (22,129)              -        (18,534)
Income tax provision (benefit)                                2,265           (8,259)              -         (5,994)
                                                         --------------------------------------------------------------
                                                              1,330          (13,870)              -        (12,540)
Equity in loss of subsidiaries                              (17,484)               -          17,484              -
                                                         --------------------------------------------------------------
Loss from continuing operations                             (16,154)         (13,870)         17,484        (12,540)
Gain on sale of discontinued operations, net of tax           2,404                -               -          2,404
Loss from discontinued operations, net of tax                     -           (3,614)              -         (3,614)
                                                         --------------------------------------------------------------
Net loss                                                  $ (13,750)       $ (17,484)       $ 17,484      $ (13,750)
                                                         ==============================================================

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2002

                                                                                    Subsidiary
                                                                    Company         Guarantors    Eliminations    Consolidated
                                                                 ----------------------------------------------------------------

OPERATING ACTIVITIES
Net loss                                                           $ (48,954)       $ (53,510)       $ 53,510       $ (48,954)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Provision for obsolete inventories                                      -           15,187               -          15,187
   Provision for uncollectible accounts receivable                         -            3,365               -           3,365
   Provision for impairment of assets                                      -           30,646               -          30,646
   Depreciation and amortization                                       7,765           14,314               -          22,079
   Amortization of deferred financing costs and
      premium on notes                                                   957                -               -             957
   Deferred income taxes                                                   -          (16,781)              -         (16,781)
   Changes in operating assets and liabilities                        (3,118)          (9,361)              -         (12,479)
                                                                 ----------------------------------------------------------------
Net cash used in
  operating activities                                               (43,350)         (16,140)         53,510          (5,980)

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                           34,563           18,947         (53,510)              -
Purchase of property, plant and equipment                             (2,958)          (1,990)              -          (4,948)
                                                                 ----------------------------------------------------------------
Net cash provided by (used in)
  investing activities                                                31,605           16,957         (53,510)         (4,948)

FINANCING ACTIVITIES
Proceeds from long-term debt                                          33,400                -               -          33,400
Payments on long-term debt and capital lease obligations             (12,335)          (1,793)              -         (14,128)
Deferred financing costs                                                (858)               -               -            (858)
                                                                 ----------------------------------------------------------------
Net cash provided by (used in) financing activities                   20,207           (1,793)              -          18,414
                                                                 ----------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                       8,462             (976)              -           7,486
Cash and cash equivalents at beginning
  of period                                                            4,684             (338)              -           4,346
                                                                 ----------------------------------------------------------------
Cash and cash equivalents at end of period                         $  13,146        $  (1,314)       $      -       $  11,832
                                                                 ================================================================

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2001

                                                                           Subsidiary
                                                               Company     Guarantors   Eliminations   Consolidated
                                                           -----------------------------------------------------------

OPERATING ACTIVITIES
Net loss                                                     $ (13,750)    $ (17,484)      $ 17,484      $ (13,750)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                10,078        21,632              -         31,710
   Amortization of deferred financing costs and
    premium on notes                                               881             -              -            881
   Gain on sale of discontinued operations                      (2,552)            -              -         (2,552)
   Deferred income taxes                                          (207)       (1,555)             -         (1,762)
   Changes in operating assets and liabilities                  (9,609)       (9,202)             -        (18,811)
                                                           -----------------------------------------------------------
Net cash used in
   operating activities                                        (15,159)       (6,609)        17,484         (4,284)

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                      2,232        15,252        (17,484)             -
Purchase of property, plant and equipment                       (3,481)       (9,696)             -        (13,177)
Proceeds from sale of discontinued operations                    5,044             -              -          5,044
                                                           -----------------------------------------------------------
Net cash provided by (used in)
   investing activities                                          3,795         5,556        (17,484)        (8,133)

FINANCING ACTIVITIES
Proceeds from long-term debt                                    16,000             -              -         16,000
Payments on long-term debt and capital
  lease obligations                                            (16,958)       (1,803)             -        (18,761)
Deferred financing costs                                          (907)            -              -           (907)
                                                           -----------------------------------------------------------
Net cash used in financing activities                           (1,865)       (1,803)             -         (3,668)
                                                           -----------------------------------------------------------

Decrease in cash and cash equivalents                          (13,229)       (2,856)             -        (16,085)
Cash and cash equivalents at beginning
  of period                                                     16,982         2,496              -         19,478
                                                           -----------------------------------------------------------
Cash and cash equivalents at end of period                   $   3,753     $    (360)      $      -      $   3,393
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


                                                               Three months ended            Nine months ended
                                                                     June 30,                     June 30,
                                                           ----------------------------   ---------------------------
                                                               2002           2001           2002           2001
                                                           -------------  -------------   -----------   -------------

Revenues from continuing operations:
  Castings                                                   $ 108,401      $ 100,463      $ 275,714      $ 284,056
  Forgings                                                       6,181          7,150         17,690         19,540
  Other                                                          5,726          5,844         15,330         17,473
  Elimination of intersegment revenues                          (4,832)        (2,260)       (12,308)        (6,725)
                                                             ---------      ---------      ---------      ---------
Consolidated                                                 $ 115,476      $ 111,197      $ 296,426      $ 314,344
                                                             =========      =========      =========      =========

Income (loss) from continuing operations:
  Castings                                                   $   1,405      $  (1,564)     $  (6,957)     $ (12,540)
  Forgings                                                        (922)             4         (3,439)        (3,265)
  Other                                                            101            830           (144)           441
  Elimination of intersegment loss (income)                        821           (834)         3,583          2,824
                                                             ---------      ---------      ---------      ---------
Consolidated                                                 $   1,405      $  (1,564)     $  (6,957)     $ (12,540)
                                                             =========      =========      =========      =========


                                                                                            June 30,     September 30,
                                                                                              2002           2001
                                                                                           ---------      ---------
Total Assets:
  Castings                                                                                 $ 667,461      $ 770,044
  Forgings                                                                                    41,991         51,148
  Other                                                                                       16,608         16,149
  Elimination of intersegment assets                                                        (158,419)      (210,898)
                                                                                           ---------      ---------
Consolidated                                                                               $ 567,641      $ 626,443
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

The following discussions compare the results of operations of the Company for the three and nine months ended June 30, 2002, to the results of the operations of the Company for the three and nine months ended June 30, 2001.

RESULTS OF OPERATIONS  (dollars in thousands)

Three Months Ended June 30, 2002 and 2001

Net sales. Net sales for the three months ended June 30, 2002 were $115,476 which are $4,279 or 3.9% higher than the quarter ended June 30, 2001. The increase in net sales was due to increased demand for industrial castings used in the heavy duty truck market.

Gross margin. Gross margin for the three months ended June 30, 2002 was $22,073, an increase of $2,404, or 12.2%, as compared to the quarter ended June 30, 2001. Gross margin as a percentage of net sales increased to 19.1% for the three months ended June 30, 2002 from 17.7% for the quarter ended June 30, 2001. The increase in gross margin percentage resulted from a greater utilization of manufacturing facilities due to higher production levels and the transfer of certain production to a more efficient manufacturing location.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2002 were $7,400, a decrease of $89, or 1.2%, as compared to the $7,489 for the quarter ended June 30, 2001. Selling, general and administrative expenses decreased as a percentage of net sales to 6.4% compared to the 6.7% for the quarter ended June 30, 2001. The percentage decrease is due to a relatively fixed level of expenses being spread over a larger sales base.

Amortization of intangible assets. Amortization of intangible assets was $956 for the three months ended June 30, 2002, a decrease of $1,697, or 64.0%, as compared to the $2,653 for the quarter ended June 30, 2001. The decrease was due to the adoption of SFAS 142 as of October 1, 2001. Under SFAS 142, goodwill is no longer amortized.

Operating income. Operating income was $13,717 for the three months ended June 30, 2002, an increase of $4,530 from operating income of $9,187 for the quarter ended June 30, 2001. The increased operating income was caused by the reduced amortization expense noted above as well as increased sales and higher margins. As a percentage of net sales, operating income increased from 8.3% for the quarter ended June 30, 2001 to 11.9% for the three months ended June 30, 2002.

Net interest expense. Net interest expense was $11,388 for the three months ended June 30, 2002 compared to $10,920 for the quarter ended June 30, 2001. The increased interest expense resulted from a higher level of borrowings outstanding on the Company's Revolving Credit Facility during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

Income tax provision. The income tax provision for the three months ended June 30, 2002 and 2001 is reasonable to the amount computed by applying the Company's statutory rate of approximately 40% to the loss before income taxes.

Loss from discontinued operations. In January, 2002 management initiated a plan for the discontinuation of the operations of Cast Alloys by closing its manufacturing facilities. In accordance with the provisions of SFAS 144, the results of operations for Cast Alloys have been reported as discontinued operations in the statement of operations.

Nine months ended June 30, 2002 and 2001

Net sales. Net sales for the nine months ended June 30, 2002 were $296,426 which are $17,918 or 5.7% lower than the nine months ended June 30, 2001. The decrease in net sales was driven primarily by significant weakness in the demand for industrial castings used for the heating, ventilation and air conditioning
(HVAC) market and a weakness in demand in the heavy duty truck market during the first four months of the period.

Gross margin. Gross margin for the nine months ended June 30, 2002 was $43,421, a decrease of $1,556, or 3.5%, as compared to the nine months ended June 30, 2001. The decrease in gross margin resulted from lower sales volume noted above and an inability, at the lower production and sales levels, to sufficiently absorb the overhead costs necessary to effectively run the foundry operations. Gross margin as a percentage of net sales increased to 14.6% for the nine months ended June 30, 2002 from 14.3% for the nine months ended June 30, 2001.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended June 30, 2002 were $20,727, a decrease of $1,552, or 7.0%, as compared to the $22,279 for the nine months ended June 30, 2001. The decrease was due to decreased corporate expense and a reduction in the Company's salaried workforce due to the decreased sales level. Selling, general and administrative expenses decreased as a percentage of net sales to 7.0% compared to the 7.1% for the nine months ended June 30, 2001.

Amortization of intangible assets. Amortization of intangible assets was $2,871 for the nine months ended June 30, 2002, a decrease of $5,088, or 63.9%, as compared to the $7,959 for the nine months ended June 30, 2001. The decrease was due to the adoption of SFAS 142 as of October 1, 2001. Under SFAS 142, goodwill is no longer amortized.

Operating income. Operating income was $19,842 for the nine months ended June 30, 2002, an increase of $5,383 from operating income of $14,459 for the nine months ended June 30, 2001. The increase was caused by the reduced selling, general and administrative expenses and amortization expense noted above, partially offset by the lower gross margin. As a percentage of net sales, operating income increased from 4.6% for the nine months ended June 30, 2001 to 6.7% for the nine months ended June 30, 2002.

Net interest expense. Net interest expense was $31,450 for the nine months ended June 30, 2002 compared to $32,993 for the nine months ended June 30, 2001. The decreased interest expense resulted from the Company's principal debt repayments and lower interest rates on the Company's Senior Bank Facility, partially offset by the interest on the higher level of borrowings outstanding on the Company's Revolving Credit Facility during the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001.

Income tax benefit. The income tax benefit for the nine months ended June 30, 2002 and 2001 is reasonable to the amount computed by applying the Company's statutory rate of approximately 40% to the loss before income taxes.

Gain on sale of discontinued operations. On October 2, 2000, the Company sold the common stock of Hartley. The disposition of Hartley resulted in a gain of $2,404, net of tax, which was recognized in the three months ended December 31, 2000.

Loss from discontinued operations. Certain events which occurred during the three months ended December 31, 2001 had a dramatic negative impact on the operations of the Cast Alloys subsidiary. The significant deterioration of the U.S. economy caused a substantial downturn in the consumer golf market served by Cast Alloys. In addition, both of Cast Alloys' two major customers indicated they would seek alternative supply sources for their golf clubheads. The sale of Cast Alloys' inventory to parties other than the two major customers was considered doubtful and a provision of $15,187 was recorded during the three months ended December 31, 2001 to reduce the inventory to market value. Additionally, collection of substantially all of the remaining outstanding receivables was not probable and a provision of $3,265 was recorded during the three months ended December 31, 2001. The Company also recorded an impairment charge during the three months ended December 31, 2001 of $30,646 to write down goodwill, fixed assets and other long-lived assets to their fair values. In January, 2002 management initiated a plan for the discontinuation of the operations of Cast Alloys by closing its manufacturing facilities. Severance costs of approximately $2,200 associated with this plan were recognized during the three months ending March 31, 2002. All employees of Cast Alloys were terminated by April 2002. In accordance with the provisions of SFAS 144, the results of operations for Cast Alloys have been reported as discontinued operations in the accompanying statements of operations.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

The Company has outstanding $282,000 principal of 11 1/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"). In addition, the Company has a credit agreement (the "Senior Bank Facility" or "Credit Agreement") providing for term loans, an Acquisition Loan Facility, and a Revolving Credit Facility of up to $29,600 At June 30, 2002, there is $28,500 outstanding on the Revolving Credit Facility, $12,600 outstanding on the Acquisition Loan Facility and $118,500 outstanding under the term loans.

The Company's liquidity needs will arise primarily from debt service on the above indebtedness, working capital needs and funding of capital expenditures. Borrowings under the Senior Bank Facility bear interest at variable interest rates. Both the Senior Bank Facility and the indentures governing the Senior Subordinated Notes limit the Company's ability to incur additional indebtedness. The covenants contained in the Senior Bank Facility also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, prepay the Senior Subordinated Notes or amend the indentures, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. These covenants also require the Company to maintain leverage, interest coverage and senior debt coverage ratios. Effective December 31, 2001, the Credit Agreement was amended to provide relief from the above financial ratio covenants through December 31, 2003, to reduce the amount of the Revolving Credit Facility and define minimum EBITDA and liquidity covenants. At June 30, 2002, the Company is in compliance with existing bank covenants.

For the nine months ended June 30, 2002 and June 30, 2001, capital expenditures were $4,948 and $13,177, respectively. The substantial decrease in capital expenditures of $8,229 was the result of tighter spending controls placed on capital expenditures during the nine months ended June 30, 2002.

The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Revolving Credit Facility. Net cash used in operating activities for the nine months ended June 30, 2002 was $5,980, an increase of $1,696 from cash used in operating activities for the nine months ended June 30, 2001 of $4,284. The increase in net cash used in operating activities was the result of the operating losses incurred by Cast Alloys prior to the discontinuation of its operations and the closing of its manufacturing facilities.

The Company believes that cash generated from operations and its existing Revolving Credit Facility under the Senior Bank Facility will be sufficient to meet its normal operating requirements, including working capital needs and interest payments on outstanding indebtedness. In conjunction with the amendment of the Credit Agreement in April 2002, the Company has received cash of $9,900 from its parent company in exchange for the issuance of a PIK note with principal plus 14% interest payable at the maturity date of December 31, 2005. Also, the Company believes that the discontinuance of operations of Cast Alloys should continue to improve the Company's cash position by eliminating the need to carry excess inventory for the consumer golf market. The Company believes that these factors should assist the Company in generating sufficient cash to meet its operating requirements and pay obligations under its existing indebtedness for the remainder of fiscal 2002.

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

     Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Senior Bank Facility. If market interest rates for such borrowings change by 1% during the remainder of the fiscal year ended September 30, 2002, the Company's interest expense would increase or decrease by approximately $.4 million. This analysis does not consider the effects of changes in the level of overall economic activity that could occur due to interest rate changes. Further, in the event of an upward change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

                             NEENAH FOUNDRY COMPANY
                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
      None.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
      None.

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

                                  NEENAH FOUNDRY COMPANY


DATE:   August 13, 2002           /s/ Gary LaChey
                                  ----------------------------------------------
                                  Gary LaChey
                                  Vice President-Finance, Secretary & Treasurer
                                  (Principal Financial Officer and Duly
                                  Authorized Officer)