Form 10-K
period 2002-09-30
NEENAH FOUNDRY CO
filed 2002-12-30
CIK 1040599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
                 For the fiscal year ended September 30, 2002.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
                  For the transition period from ____ to ____.

                        Commission file number 333-28751

                             NEENAH FOUNDRY COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

           Wisconsin                                    39-1580331
(State or Other Jurisdiction of             (IRS Employer Identification Number)
 Incorporation or Organization)

2121 Brooks Avenue, P.O. Box 729, Neenah, Wisconsin                    54957
(Address of principal executive offices)                            (Zip Code)

                                 (920) 725-7000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    NONE

Securities registered pursuant to section 12(g) of the Act:     NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter. $0

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common Stock, Class A, $100 par value- 1,000 shares as of November 30,
2002
      Common Stock, Class B, $100 par value-     0 shares as of November 30,
2002

                                     PART I
Item 1.    BUSINESS

      Unless otherwise stated in this document or unless the context otherwise requires, references herein to the "Company" include Neenah Foundry Company and its wholly owned subsidiaries, namely- Neenah Transport, Inc., Deeter Foundry, Inc. ("Deeter"), Mercer Forge Corporation ("Mercer"), Dalton Corporation ("Dalton"), Advanced Cast Products ("ACP"), Gregg Industries, Inc. ("Gregg"), and Niemin Porter & Co. d/b/a Cast Alloys, Inc. ("Cast Alloys"), which is inactive, and their respective subsidiaries. "Neenah" refers to Neenah Foundry Company, not including any of its wholly owned subsidiaries.

General Development of Business

      The Company designs, manufactures and markets a wide range of metal castings and forgings for the heavy municipal market and selected segments of the industrial markets. Neenah began business in 1872 and has built a strong reputation for producing quality iron castings. After Neenah was acquired by ACP Holding Company in 1997, the Company began a strategic initiative to grow and diversify its business by making selected acquisitions within the metals industry. As part of the Company's strategy, the Company completed the following acquisitions:

- Deeter, a manufacturer of gray iron castings for the heavy municipal market, in March 1998.
- Mercer, a producer of complex-shaped forged components for use in transportation, railroad, mining and heavy industrial applications, in April 1998.
- Dalton, a manufacturer of gray iron castings primarily for the refrigeration and air conditioning, transportation and heavy equipment industrial markets, in September 1998.
- ACP, a manufacturer of ductile and malleable iron castings for various industrial markets, in September 1998.
- Cast Alloys, a manufacturer of investment-cast titanium and stainless steel golf clubheads, in December 1998. The operations of Cast Alloys were discontinued in January, 2002 and this subsidiary is currently inactive.
- Gregg, a manufacturer of gray and ductile iron castings for various industrial markets, in November 1999.

      The Company believes it is one of the largest manufacturers of heavy municipal iron castings in the United States. The Company's broad range of heavy municipal iron castings includes manhole covers and frames, storm sewer frames and grates, heavy duty airport castings, specialized trench drain castings, specialty flood control castings and ornamental tree grates. These municipal castings are sold throughout the United States to state and local government entities, utility companies, precast concrete manhole structure producers and contractors for both new construction and infrastructure replacement. The Company believes it is also a leading manufacturer of a wide range of complex industrial castings, including castings for the transportation industry, a broad range of castings for the farm equipment industry, and specific components for compressors used in heating, ventilation and air conditioning (HVAC) systems.

       The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells iron castings for the municipal and industrial markets, while the Forgings segment manufactures and sells forged components for the industrial market. The segments were determined based upon the production process utilized and the type of product manufactured.

CASTINGS SEGMENT

Overview

     The Castings segment is a leading producer of iron and other metal castings for use in heavy municipal and industrial applications. This segment sells directly to original equipment manufacturers (OEMs), as well as to industrial end users.

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

     Heavy Municipal. The Company's broad heavy municipal product line consists of two general categories of castings, "standard" and "specialty" castings. Standard castings principally consist of storm and sanitary sewer castings that are consistent with pre-existing dimension and strength specifications established by local authorities. Standard castings are generally high volume items that are routinely used in new construction and infrastructure replacement. Specialty castings are generally lower volume, higher margin products which include heavy-duty airport castings, trench drain castings, flood control castings, special manhole and inlet castings and ornamental tree grates. These specialty items are frequently selected and/or specified from the Company's municipal product catalog and its tree grate catalog, which together encompass over 4,400 standard and specialty patterns. For many of these specialty products, the Company believes it is the only manufacturer with existing patterns to produce such a particular casting, although a competing manufacturer could elect to make the investment in patterns or equipment necessary to produce a similar casting. The Company holds a number of patents and trademarks related to its heavy municipal product line.

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

     The casting process involves using metal, wood or urethane patterns to make an impression of a casting product in a mold made primarily of sand. Cores, also made primarily of sand, are used to make the internal cavities and openings in a casting product. Once the casting impression is made in the mold, the cores are set into the mold and the mold is closed. Molten metal is then poured into the mold, which fills the mold cavity and takes on the shape of the desired casting product. Once the iron has solidified and cooled, the mold is shaken from the casting and the sand is recycled. The selection of the appropriate casting method, pattern, core-making equipment and sand, and other raw materials depends on the final product, including its complexity, specifications, and function as well as intended production volumes. Because the casting process involves many critical variables, such as choice of raw materials, design and production of tooling, iron chemistry and metallurgy, and core and molding sand properties, it is important to monitor the process parameters closely to ensure dimensional precision and metallurgical consistency. The Company continually seeks to find ways to expand the capabilities of existing technology to improve its manufacturing processes.

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

Seasonality

     The Company has historically experienced moderate cyclicality in the heavy municipal market. Sales of municipal products are influenced by, among other things, public spending. There is generally not a backlog of business in the municipal market due to the nature of the market. In the industrial market, the Company has experienced cyclicality in sales resulting from fluctuations in the medium and heavy-duty truck market and the farm equipment market, which are subject to general economic trends. The Company's current backlog of industrial market business is smaller than there would be in a stronger, more typical market.

     The Company experiences seasonality in its municipal business where sales tend to be higher during the construction season, which occurs during the warmer months, generally the third and fourth quarters of the Company's fiscal year. The Company maintains level production throughout the year in anticipation of such seasonality and does not experience production volume fluctuations as a result. The Company builds inventory in anticipation of the construction season with such inventories reaching a peak near the end of its second quarter in March. This inventory build has a negative impact on working capital and increases liquidity needs during the second quarter. The Company has not historically experienced seasonality in industrial casting sales.

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

 FORGINGS SEGMENT

Overview

     The forgings segment, operated by Mercer, is a leading producer of complex-shaped forged components for use in transportation, railroad, mining and heavy industrial applications. Mercer is also a leading producer of microalloy forgings. Mercer sells directly to OEMs, as well as to industrial end users. Mercer's subsidiary, A&M Specialties, Inc. (A&M), machines forgings and castings for Mercer and other industrial applications.

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

Seasonality

      Mercer has experienced moderate cyclicality in sales resulting from fluctuations in the medium and heavy-duty truck market and the heavy industrial market, which are subject to general economic trends. Mercer's current backlog of industrial market business is smaller than there would be in a stronger, more typical market.

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

EMPLOYEES

     As of September 30, 2002 the Company had approximately 2,970 full time employees, of whom 2,420 were hourly employees and 550 were salaried employees. Nearly all of the hourly employees at Neenah, Dalton, ACP and Mercer are members of either the United Steelworkers of America or the Glass, Molders, Pottery, Plastics and Allied Workers International Union. A collective bargaining agreement is negotiated every three to five years. The current agreements expire as follows: Neenah, December 2006; Dalton- Warsaw, April 2003; Dalton-Kendallville, June 2004; ACP-Meadville, October 2004; ACP-Belcher, June 2004; and Mercer, June 2004. All employees at Deeter and Gregg are non-union. The Company believes that it has a good relationship with its employees.

ENVIRONMENTAL MATTERS

     The facilities of the Company are subject to federal, state and local laws and regulations relating to the protection of the environment and worker health and safety, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Such laws include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), and the Occupational Health and Safety Act. The Company believes that each of its operations are currently in substantial compliance with applicable environmental laws, and that it has no liabilities arising under such environmental laws which would have a material adverse effect on the Company's operations, financial condition or competitive position. However, some risk of environmental liability and other cost is inherent in each of the Company's businesses. Any of the Company's businesses might in the future incur significant costs to meet current or more stringent compliance, cleanup or other obligations pursuant to environmental requirements. Such costs may include expenditures related to remediation of historical releases of hazardous substances or clean-up of physical structures prior to decommissioning.

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

Compliance Impacts

      Dalton's Warsaw facility was issued an NPDES permit in 2000 that limits the level of chlorine and the temperature of its non-contact cooling water permitted to be discharged to a waterway by the year 2003. Although the chlorine is already in the water when purchased from the city, Dalton is responsible for the elimination. Dalton has several alternatives to meet the chlorine discharge permit requirements by 2003, and is currently implementing a system to lower the chlorine levels of its cooling water. The cost of implementing this system will not be material. Dalton believes the system will be tested and operational before the 2003 deadline.

      ACP's Belcher facility has received two notices of violation from the Massachusetts Department of Environmental Protection, and one notice from OSHA related to environmental matters. Corrective plans have been devised and will be implemented in 2003 to correct these violations. The cost of implementing these corrective plans will not be material.

Item 2.     PROPERTIES

     The Company maintains the following manufacturing, machining, and office facilities. All of the facilities are owned, with the exception of Mercer's machining facility, which is leased.

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

Dalton Corporation                 Warsaw, IN                              Manufacturing and office facilities
                                   Kendallville, IN                        Manufacturing facility
                                   Stryker, OH                             Machining facility

Advanced Cast Products, Inc.       Meadville, PA                           Manufacturing and office facility
                                   South Easton, MA                        Manufacturing facility

Mercer Forge Corporation           Mercer, PA                              Manufacturing and office facility
                                   Sharon, PA                              Machining facility

Deeter Foundry, Inc.               Lincoln, NE                             Manufacturing and office facility

Gregg Industries, Inc.             El Monte, CA                            Manufacturing and office facility

     In addition to the facilities above, Neenah operates thirteen distribution and sales centers. Seven of those properties are owned and six are leased.

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the year ended September 30, 2002.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      There is no public market for the common stock of the Company. There was one holder of record of the Company's common stock as of September 30, 2002.

Item 6.   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

      The following table sets forth the selected historical consolidated financial and other data of the Company for the years ended September 30, 1998, 1999, 2000, 2001, and 2002 which have been derived from the Company's historical consolidated financial statements. The information contained in the following table should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's historical consolidated financial statements and related notes included elsewhere in this report.



                                                               Fiscal Year Ended
                                                                  September 30,
                                   -------------------------------------------------------------------------
                                1998(1)(5)(6)      1999(2)(5)(6)    2000(3)(5)(6)     2001(5)(6)        2002 (6)
                               -----------------------------------------------------------------------------------
STATEMENT OF
INCOME DATA:                                                   (Dollars in thousands)
Net sales                         $ 303,090         $ 491,151          $ 504,311        $ 416,907       $ 405,218

Cost of sales                       224,548           395,336            406,652          352,737         341,013
                               -----------------------------------------------------------------------------------

Gross profit                         78,542            95,815             97,659           64,170          64,205

Selling, general, and
  Administrative
  Expenses                           21,435            31,491             33,619           28,017          29,297
Amortization expense                  7,727            11,082             10,503           10,613           3,829
Provision for impairment of
  assets                                  -                 -                  -                -           5,453
Other expenses (income) (4)              38             7,518                 85            (434)             544
                               -----------------------------------------------------------------------------------

Operating income                     49,342            45,724             53,452           25,974          25,082

Interest expense, net                27,208            39,238             43,433           43,542          43,132
                               -----------------------------------------------------------------------------------

Income (loss) from continuing
  operations before taxes            22,134             6,486             10,019         (17,568)        (18,050)


Provision (credit) for
income Taxes                         10,650             4,182              6,175          (4,149)         (8,389)
                               -----------------------------------------------------------------------------------
Income (loss) from
  continuing operations              11,484             2,304              3,844         (13,419)         (9,661)

Income (loss) from
  discontinued operations               397           (4,196)            (8,987)          (4,035)        (38,042)

Gain on sale of
  discontinued operations                 -                 -                  -            2,404               -

Extraordinary item (7)                (392)                 -                  -                -               -
                               -----------------------------------------------------------------------------------
Net income (loss)                  $ 11,489          $(1,892)          $ (5,143)       $ (15,050)      $ (47,703)
                               ===================================================================================

                                              Fiscal Year Ended
                                                September  30,
                        --------------------------------------------------------------
                   1998(1)(5)(6)   1999(2)(5)(6)   2000(3)(5)(6)   2001(5)(6)      2002 (6)
                   -------------   -------------   -------------   ----------      --------
                                          (Dollars in thousands)
BALANCE SHEET
  DATA (AT END
  OF PERIOD):
Cash and cash         $  19,978      $  17,368      $  19,478      $   4,346      $  26,354
  Equivalents
Working capital          78,186         83,962         86,080         72,140         78,135
Total assets            584,309        641,702        666,218        626,443        582,473
Total debt              371,871        428,007        449,607        434,077        451,432
Total stockholder's      67,922         63,750         58,518         41,939        (12,146)
  equity (deficit)
--------------------------------------------------------------------------------------------

(1) The amounts include the results of Deeter subsequent to March 30, 1998, the results of Mercer subsequent to April 3, 1998 and the results of Dalton subsequent to September 8, 1998.
(2) The amounts include the results of Cast Alloys subsequent to December 31, 1998.
(3)  The amounts include the results of Gregg subsequent to November 30, 1999.
(4) In 1999, other expenses includes a $6,713 charge related to the closure of Dalton's Ashland facility.
(5) On October 2, 2000, the Company sold all of the issued and outstanding shares of common stock of Hartley Controls Corporation (Hartley). The results of the operations of Hartley have been reported separately as discontinued operations for all periods presented.
(6) During the year ended September 30, 2002, the Company discontinued the operations of Cast Alloys. The results of Cast Alloys have been reported separately as discontinued operations for all periods presented.
(7) Extraordinary item includes the write-off of unamortized deferred financing costs due to the early extinguishment of debt, net of tax of $260

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


COMPARISON OF FISCAL YEAR ENDED SEPTEMBER 30, 2002 TO FISCAL YEAR ENDED SEPTEMBER 30, 2001

     Net Sales. Net sales for the year ended September 30, 2002 were $405.2 million, which was $11.7 million or 2.8% lower than the year ended September 30, 2001. The decrease in net sales resulted from weakness in the demand for industrial castings used for the HVAC market and an overall slowing of demand for castings in the Company's other major markets.

     Gross Profit. Gross profit was $64.2 million in each of the years ended September 30, 2002 and 2001. Gross profit as a percentage of net sales increased to 15.8% during the year ended September 30, 2002 from 15.4% for the fiscal year ended September 30, 2001. Gross profit percentage was positively impacted during the year ended September 30, 2002 by modest reductions in raw material costs and improved efficiency in the manufacturing process.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended September 30, 2002 were $29.3 million, an increase of $1.3 million from the $28.0 million for the year ended September 30, 2001. As a percentage of net sales, selling, general and administrative expenses increased to 7.2% for the year ended September 30, 2002 from 6.7% for the fiscal year ended September 30, 2001. The increase was due to increased professional fees paid in conjunction with debt refinancing and other corporate projects in 2002 and a favorable escrow refund received in 2001 which did not occur in 2002.

     Amortization of intangible assets. Amortization of intangible assets for the year ended September 30, 2002 was $3.8 million, a decrease of $6.8 million from the $10.6 million for the year ended September 30, 2001. The decrease was due to the adoption of Statement of Financial Accounting Standards No. 142 (SFAS
142) as of October 1, 2001. Under SFAS 142, goodwill is no longer amortized but instead is tested for impairment. Except for the discontinued operations of Cast Alloys, there was no deemed impairment of intangible assets.

     Provision for impairment of assets. A provision for the impairment of long-lived assets of $5.5 million was recorded during the year ended September 30, 2002 after the Company identified indicators of impairment at one of its foundries which is held for use. In accordance with SFAS No. 144, since the net book value of the foundries' long-lived assets exceeded the sum of the undiscounted cash flows expected to be realized from the respective assets, the Company recognized an impairment charge of $5.4 million to adjust the carrying value of the foundries' long-lived assets to fair value. The Company also recognized an impairment charge of $0.1 million related to a building held for sale.

     Other expenses. Other expenses for the years ended September 30, 2002 and 2001 consist of losses of $0.5 million and gains of $0.4 million, respectively, for the disposal of long-lived assets in the ordinary course of business.

     Operating Income. Operating income was $25.1 million for the year ended September 30, 2002, a decrease of $0.9 million or 3.4% from the year ended September 30, 2001. The decrease was caused by a $1.3 million increase in selling, general and administrative expenses and the $5.5 million provision for impairment of assets noted above, partially offset by $6.8 million of lower amortization expense. As a percentage of net sales, operating income was 6.2% for each of the years ended September 30, 2002 and 2001.

     Net Interest Expense. Net interest expense decreased to $43.1 million for the year ended September 30, 2002 from $43.5 million for the year ended September 30, 2001. The decreased interest expense resulted from the Company's principal debt repayments and lower interest rates on the Company's Senior Bank Facility, partially offset by the interest on the higher level of borrowings outstanding on the Company's Revolving Credit Facility during the year ended September 30, 2002 as compared to the year ended September 30, 2001.

     Provision for Income Taxes. The credit for income taxes for the year ended September 30, 2002 is higher than the amount computed by applying the Company's statutory rate of approximately 40% to the loss before income taxes due to permanent differences related to the discontinuance of Cast Alloys.

     Discontinued Operations. On October 2, 2000, the Company sold the common stock of Hartley. The disposition of Hartley resulted in a gain of $2.4 million, net of income taxes of $1.6 million, which was recorded during the year ended September 30, 2001.

     Customer actions and the significant deterioration of the U.S. economy during the quarter ended December 31, 2001, had a dramatic effect on the operations of Cast Alloys. This resulted in a significant reduction in sales, operating profits and cash flows of Cast Alloys for the three months ended December 31, 2001. Based on these factors, a goodwill impairment charge of $10.7 million was recognized during the three months ended December 31, 2001, related to the decline in fair value of Cast Alloys.

     These events also had a significant impact on the value of Cast Alloys' fixed assets and long-lived assets with finite lives. Due to the existing impairment indicators, management assessed the recoverability of these fixed assets and long-lived assets. As the expected undiscounted cash flows were less than the carrying value of the related assets, an impairment charge of $20.4 million was recognized for the difference between the fair value and carrying value of such assets during the year ended September 30, 2002.

     In January 2002, management initiated a plan for the discontinuation of the operations of Cast Alloys by closing its manufacturing facilities. Severance costs of approximately $2.2 million associated with this plan were recognized during the three months ending March 31, 2002. All employees of Cast Alloys were terminated by April 2002. In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", the results of operations of Cast Alloys have been reported as discontinued operations in the consolidated statements of operations for all periods presented.

COMPARISON OF FISCAL YEAR ENDED SEPTEMBER 30, 2001 TO FISCAL YEAR ENDED SEPTEMBER 30, 2000

     Net Sales. Net sales for the year ended September 30, 2001 were $416.9 million, which was $87.4 million or 17.3% lower than the year ended September 30, 2000. The decrease in net sales resulted from significant weakness in the demand for industrial castings used for the heavy duty truck and HVAC markets and an overall slowing of demand for castings in the Company's other major markets.

     Gross Profit. Gross profit for the year ended September 30, 2001 was $64.2 million, a decrease of $33.5 million or 34.3%, as compared to the year ended September 30, 2000. Gross profit as a percentage of net sales decreased to 15.4% during the year ended September 30, 2001 from 19.4% for the fiscal year ended September 30, 2000. The decrease in gross profit resulted from lower sales volumes noted above and an inability, at the lower production and sales levels, to sufficiently absorb the overhead costs necessary to effectively run the foundry operations. Gross profit percentage was also negatively impacted during the year ended September 30, 2001 by intense market pressure to reduce product pricing.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended September 30, 2001 were $28.0 million, a decrease of $5.6 million from the $33.6 million for the year ended September 30, 2000. The decrease was due to decreased corporate expense and the implementation of other cost cutting measures, including salary reductions and consolidation of facilities, in response to the decreased sales level. As a percentage of net sales, selling, general and administrative expenses were 6.7% for each of the years ended September 30, 2002 and 2001.

     Amortization of intangible assets. Amortization of intangible assets for the year ended September 30, 2001 was $10.6 million, an increase of $0.1 million from the $10.5 million for the year ended September 30, 2000.

     Other expenses. Other expenses for the years ended September 30, 2001 and 2000 consist of gains of $0.4 million and losses of $0.1 million, respectively, for the disposal of long-lived assets in the ordinary course of business.

     Operating Income. Operating income was $26.0 million for the year ended September 30, 2001, a decrease of $27.5 million or 51.4% from the year ended September 30, 2000. As a percentage of net sales, operating income was 6.2% for the year ended September 30, 2001, as compared to 10.6% for the year ended September 30, 2000. These decreases were caused by the reasons discussed above under gross profit, partially offset by decreased selling, general and administrative expenses

     Net Interest Expense. Net interest expense increased from $43.4 million for the year ended September 30, 2000 to $43.5 million for the year ended September 30, 2001. The increase in net interest expense resulted from interest on capital leases entered into during the second half of fiscal 2000 and interest on the increased borrowings outstanding on the Company's Revolving Credit Facility, partially offset by lower interest rates on the Company's Senior Bank Facilities.

     Provision for Income Taxes. The credit for income taxes for the year ended September 30, 2001 is lower than the amount computed by applying the statutory rate of approximately 40% to loss before income taxes principally due to the amortization of goodwill, which is not deductible for income tax purposes.

     Discontinued Operations. On October 2, 2000, the Company sold the common stock of Hartley. The disposition of Hartley resulted in a gain of $2.4 million, net of income taxes of $1.6 million, which was recorded during the year ended September 30, 2001. The results of operations of Hartley have been reported separately as discontinued operations in the consolidated statements of operations for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has outstanding $284.8 million principal of 11 1/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"). In addition, the Company has entered into a credit agreement (the "Senior Bank Facility" or "Credit Agreement"), as amended, providing for term loans in two tranches, with Tranche A maturing in September 2003 and Tranche B maturing in September 2005, an Acquisition Loan Facility maturing in June 2004 and a Revolving Credit Facility of up to $28.5 million maturing in September 2003. At September 30, 2002, there is $28.5 million outstanding on the Revolving Credit Facility, $10.8 million outstanding on the Acquisition Loan Facility and $117.3 million outstanding under the term loans. The Company also has outstanding a $9.9 million PIK Note maturing in December, 2005.

     The Company's liquidity needs will arise primarily from debt service on the above indebtedness, working capital needs and the funding of capital expenditures. Borrowings under the Senior Bank Facility bear interest at variable interest rates. Both the Senior Bank Facility and the indentures governing the Senior Subordinated Notes limit the Company's ability to incur additional indebtedness. The covenants contained in the Senior Bank Facility also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, prepay the Senior Subordinated Notes or amend its indentures, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company, engage in certain transactions with affiliates, and otherwise restrict corporate activities. These covenants also require the Company to maintain leverage, net worth and interest coverage ratios. Effective December 31, 2001, the Credit Agreement was amended to provide relief from the above financial ratio covenants through December 31, 2003, to reduce the amount of the Revolving Credit Facility from $50.0 million to $28.5 million and define minimum EBITDA and liquidity covenants. At September 30, 2002, the Company is in compliance with existing bank covenants.

     In conjunction with the amendment of the Credit Agreement, in April 2002, the Company received cash of $9.9 million from its parent company in exchange for the issuance of a PIK note with principal plus 14% annual interest payable at the maturity date of December 31, 2005.

     For the years ended September 30, 2002, 2001 and 2000, capital expenditures were $9.1 million, $16.9 million, and $19.3 million, respectively. During the year ended September 30, 2000, the Company incurred additional capital expenditures of $13.3 million, which the Company financed by entering into capital leases. The Company did not enter into any capital leases during the years ended September 30, 2002 and 2001. The decrease in capital expenditures during the year ended September 30, 2002 was the result of tighter spending controls placed on capital expenditures.

     The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under its Senior Bank Facilities. Net cash provided by operating activities for the years ended September 30, 2002 and 2001 was $16.4 million and $9.3 million, respectively. The increase in net cash provided by operating activities for the year ended September 30, 2002 was due to an acceleration of account receivable collections and the implementation of inventory reduction programs at some of the subsidiary companies. Net cash from operating activities for the year ended September 30, 2001 was $9.3 million, a decrease of $20.2 million from $29.5 million for the year ended September 30, 2000, primarily as a result of decreased operating income, which was caused by lower sales volume and an inability to absorb overhead costs at the reduced sales level, and a slowdown in accounts receivable collections.

     The Company believes that cash generated from operations and existing revolving lines of credit under the Senior Bank Facilities will be sufficient to meet its normal operating requirements for fiscal 2003, including working capital needs and interest payments on the Company's outstanding indebtedness. In fiscal 2003, the Company anticipates receiving an income tax refund of approximately $18.4 million from the carryback of net operating losses which will assist the Company in generating sufficient cash to meet its operating requirements.

     Amounts under the Revolving Credit Facility may be used for working capital and general corporate purposes, subject to certain limitations under the Senior Bank Facilities. Although the maximum amount available under the Revolving Credit Facility has been reduced to the current borrowing level, the Company believes that it has adequate resources, together with the potential future use of debt or equity financing, to allow the Company to pursue its strategic goals of growth and returning to acceptable levels of profitability. The Company's ability to utilize future debt or equity financing is subject to risks such as the demand for such instruments and the risk of interest rate fluctuations.


CRITICAL ACCOUNTING POLICIES

     Our accounting policies are more fully described in Note 1 of notes to consolidated financial statements included herein. As disclosed in Note 1 of notes to consolidated financial statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

     The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the evaluation of the recoverability of certain assets including goodwill, other intangible assets and fixed assets as well as those estimates used in the determination of reserves related to the allowance for doubtful accounts, obsolescence, workers compensation and pensions and other post-retirement benefits. Various assumptions and other factors underlie the determination of these significant estimates. In addition to assumptions regarding general economic conditions, the process of determining significant estimates is fact specific and takes into account factors such as historical experience, product mix, and in some cases, actuarial techniques. We constantly reevaluate these significant factors and make adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

- Impairment of long-lived assets. The Company determined that the carrying value of the long-lived assets of one of its foundries is no longer recoverable based on the undiscounted cash flows expected to be realized from the respective assets. As a result, the Company recognized an impairment charge of $5.4 million during the year ended September 30, 2002. The long-lived assets have a post-impairment carrying value of $7.3 million. Changes in estimates of future cash flows used to test the assets for recoverability could have a significant effect on the amount ultimately realized from these long-lived assets.

- Defined-Benefit Pension Plans. The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions" which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant element in determining the Company's pension expense in accordance with SFAS 87 is the expected return on plan assets. The Company has assumed that the expected long-term rate of return on plan assets will be 6.75% to 9.00%, depending on the plan. Over the long term, the Company's pension plan assets have earned in excess of these rates; therefore, the Company believes that its assumption of future returns is reasonable. However, the plan assets have earned a rate of return substantially less than these rates in the last two years. Should this trend continue, future pension expense would likely increase. At the end of each year, the Company determines the discount rate to be used to discount plan liabilities. In developing this rate, the Company uses the Moody's Average AA Corporate Bonds index. At September 30, 2002, the Company determined the discount rate to be 6.75%. Changes in discount rates over the past few years have not materially affected pension expense. The net effect of changes in this rate, as well as other changes in actuarial assumptions and experience, have been deferred as allowed by SFAS 87. This has had a significant negative effect on the reported net worth of the Company.

- Other Postretirement Benefits. We provide retiree health benefits to qualified employees under an unfunded plan. We use various actuarial assumptions including the discount rate and the expected trend in health care costs and benefit obligations for our retiree health plan. Consistent with our pension plans, we used a discount rate of 6.75%. In 2002, our assumed healthcare cost trend rate was 7.5% decreasing gradually to 4.5% in 2011 and then remaining at that level thereafter. Changes in these rates could materially affect future operating results and net worth of the Company.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative, hedging or trading purposes.

     Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Senior Bank Facilities. If market interest rates for such borrowings averaged 1% more during the fiscal year ended September 30, 2003 than they did during fiscal 2002, the Company's interest expense would increase, and income before income taxes would decrease by approximately $1.6 million. This analysis does not consider the effects of the reduced level of overall economic activity that may exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to such change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.


Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedules are listed in Part IV Item 14 of this Form 10-K.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

Part III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information as of September 30, 2002, with respect to the persons who are members of the Board of Directors and executive officers.

      Name                Age             Position
      ----                ---             --------
William M. Barrett         55    President and Chief Executive Officer, Director
Gary W. LaChey             56    Corporate Vice President - Finance
Charles M. Kurtti          65    Executive Vice President
Phillip C. Zehner          60    Vice President, Secretary and Treasurer
Brenton F. Halsey          73    Director
David F. Thomas            52    Director
John D. Weber              38    Director

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

     Mr. Kurtti was Executive Vice President of the Company, a position he had held since July 2000. Mr. Kurtti joined the Company in 1976 as a salesman. Mr. Kurtti has served as Director of Marketing, Director of Purchasing - Engineering, Director - Manufacturing and Engineering and Vice President - Manufacturing and Engineering. Mr. Kurtti retired from the Company in May, 2002.

     Mr. Zehner is Vice President, Secretary and Treasurer for the Company, a position he has held since June 1, 2000. Mr. Zehner joined the Company in 1974, serving in a variety of positions of increasing responsibility in the finance department.

     Mr. Halsey is a director of the Company, a position he has held since May 1, 1997. Mr. Halsey was the founding Chief Executive Officer and Chairman of the James River Corporation from 1969 to 1990. He continued as Chairman until 1992 when he became Chairman Emeritus. Mr. Halsey has expressed his intention to retire during 2003 and a replacement director will be appointed at the time of his retirement.

     Mr. Thomas is a director of the Company, a position he has held since May 1, 1997. Mr. Thomas has been a Managing Director of Citicorp Venture Capital, Ltd. since 1991. Mr. Thomas is a director of Lifestyles Furnishings International Ltd., Galey & Lord, Inc., Anvil Knitwear, Inc. and a number of private companies.

     Mr. Weber is a director of the Company, a position he has held since May 1, 1997. Since 1994, Mr. Weber has been employed at Citicorp Venture Capital, Ltd., first as Vice President and currently as Managing Director. Previously, Mr. Weber worked at Putnam Investments from 1992 through 1994. Mr. Weber is a director of Anvil Knitwear, Inc. and a number of private companies.

ITEM 11.        Executive Compensation

     The compensation of executive officers of the Company is determined by the Board of Directors of the Company. The following table sets forth information concerning compensation received by the officers of the Company for services rendered in the fiscal years ended September 30, 2002, 2001 and 2000. Directors of the Company do not receive compensation for their services as directors. They are reimbursed for their out-of-pocket expenses in connection with their travel to and attendance at meetings of the board of directors.




                                                                               Long-Term Compensation
                                                                               ----------------------
                                                             Other                                               All
                                     Annual Compensation     Annual      Restricted   Securities                Other
   Name and Principal        Fiscal  -------------------    Compen-      Stock        Underlying      LTIP      Compen-
       Position               Year    Salary     Bonus      sation(1)    Awards       Options/SARs   Payouts    sation
       --------               ----    ------     -----      ---------    ------       ------------   -------    -------
William M. Barrett            2002    306,254        --      35,684          --             --          --         --
   President and Chief        2001    275,000        --      33,048
   Executive Officer          2000    275,000    99,418      31,866

Gary W. LaChey                2002    219,374        --      35,110          --             --          --         --
   Corporate Vice             2001    208,334        --      33,680
   President - Finance        2000    200,000    58,568      31,452

Charles M. Kurtti             2002    182,000    37,774      35,271          --             --          --         --
   Executive Vice             2001    176,174    48,319      34,321
   President                  2000    167,500    87,549      32,743

Phillip C. Zehner             2002    129,000    19,124      32,701          --             --          --         --
   Vice President,            2001    125,800    26,312      30,902
   Secretary and              2000    109,200    37,459      29,021
   Treasurer

Joseph L. DeRita              2002    224,000        --      18,015          --             --          --         --
   President-                 2001    224,000        --      19,182
   Dalton Corporation         2000    218,000    92,887      18,915


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

MANAGEMENT EQUITY PARTICIPATION

    Certain Management Investors have acquired units representing membership interests in ACP Products, L.L.C., which represent, in the aggregate, approximately a ten percent beneficial interest in the Company (the "Purchased Interests"). Neenah is owned by NFC Castings, Inc., which is a wholly owned subsidiary of ACP Holdings which in turn is wholly owned by ACP Products, L.L.C. In addition, in connection with certain of the acquisitions, certain senior managers of certain of the subsidiaries purchased common interests in ACP Products, L.L.C. The Management Investors and certain other employees of the Company may be given the opportunity to purchase additional Purchased Interests either in connection with future acquisitions or otherwise.

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


Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company's authorized capital stock consists of (a) 11,000 shares of common stock of Neenah Foundry Company, par value $100 per share (the "Common Stock"), 1,000 shares of which are issued and outstanding and owned by NFC Castings, Inc. and are pledged to the lenders under the Senior Bank Facilities;
(b) 3,000 shares of preferred stock, par value $100 per share, none of which are issued or outstanding.

     The Company's authorized preferred stock consists of 3,000 shares of preferred stock, par value $100 per share. There are no issued or outstanding shares of preferred stock.

     The outstanding common units of ACP Products, L.L.C. consist of 102,070 Class A-3 Common Units (the "Class A Common Units"), 929,391 Class B-3 Common Units (the "Class B Common Units") and 713,637 Class C-3 Common Units (the "Class C Common Units"), and together with the Class A "Common Units" and the Class B Common Units, the "Common Units"). Holders of Class A Common Units are entitled to one vote per Class A Common Unit on all matters to be voted upon by the holders of Class A Common Units. Holders of Class C Common Units are entitled to a number of votes per Class C Common Unit based on the total number of Class C Common Units outstanding, on all matters to be voted upon by the holders of Class C Common Units. Holders of Class B Common Units have no right to vote on any matters to be voted on by holders of Common Units. Holders of Class B Common Units may elect at any time to convert any or all of such Units into Class A Common Units, on a Common Unit-for-Common-Unit basis.

         Set forth below is certain information regarding the beneficial ownership as of September 30, 2002 of Class A Common Units and Class C Common Units, respectively, by each person who beneficially owns 5.0% or more of the outstanding Class A Common Units or Class C Common Units, each director and named executive officer and all directors and named executive officers as a group. Except as indicated below, the address for each of the persons listed below is c/o Neenah Foundry Company, 2121 Brooks Avenue, Box 729, Neenah, Wisconsin 54957.

                                                                                  Percentage      Percentage
                                                   Number of       Number of       of Voting       of Voting        Total
                                                 Voting Class     Voting Class      Class A         Class C         Voting
NAME AND ADDRESS OF BENEFICIAL                     A Common         C Common        Common          Common        Percentage
OWNER                                                Units            Units          Units           Units            (1)
-------------------------------------------     -------------     ------------    -----------     -----------     -----------

Citicorp Venture Capital, Ltd.                       81,000(2)             --          79.35%             --           36.79%
399 Park Avenue
New York, New York 10043

Metropolitan Life Insurance Co.                       5,000(3)             --           4.90%             --            2.27%
One Madison Avenue
New York, New York 10010

William M. Barrett                                       --           170,000             --           23.82%          12.78%

Gary W. LaChey                                           --           130,000             --           18.22%           9.78%

Charles M. Kurtti                                        --           130,000             --           18.22%           9.78%

Phillip C. Zehner                                        --                --             --              --              --

Joseph L. DeRita                                         --            55,000             --            7.71%           4.14%

Brenton F. Halsey                                     7,070                --           6.93%             --            3.21%

David F. Thomas                                      84,167(4)             --          82.46%             --           38.23%

John D. Weber                                        81,169(5)             --          79.52%             --           36.87%

Directors and named executive officers as
a group                                              91,406           485,000          89.55%          67.97%          78.00%

(1) Each holder of Class C Common Units is entitled to approximately 0.17 votes per Class C Common Unit.

(2) Does not include 754,779 Class B Common Units, which are convertible at any time into the same number of Class A Common Units.

(3) Does not include 78,712 Class B Common Units, which are convertible at any time into the same number of Class A Common Units.

(4)      Includes (a) Class A Common Units beneficially owned by Mr. Thomas and
         (b) 81,000 Class A Common Units beneficially owned by Citicorp Venture Capital, Ltd. and certain affiliated individuals and entities, (collectively, "CVC"). Does not include 754,779 Class B Common Units beneficially owned by CVC or 32,526 Class B Common Units beneficially owned by Mr. Thomas, which Class B Common Units are convertible at any time into the same number of Class A Common Units. Mr. Thomas is a managing director of CVC. Mr. Thomas disclaims beneficial ownership of the Class A Common Units and Class B Common Units beneficially owned by CVC, except to the extent of his pecuniary interest therein.

(5)      Includes (a) Class A Common Units beneficially owned by Mr. Weber and
         (b) 81,000 Class A Common Units beneficially owned by CVC. Does not include 754,779 Class B Common Units beneficially owned by CVC or 4,228 Class B Common Units beneficially owned by Mr. Weber, which Class B Common Units are convertible at any time into the same number of Class A Common Units. Mr. Weber is a managing director of CVC. Mr. Weber disclaims beneficial ownership of the Class A Common Units and Class B Common Units beneficially owned by CVC, except to the extent of his pecuniary interest therein.

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

ITEM 14.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days prior to the filing date of this annual report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Corporate Vice President - Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and Corporate Vice President - Finance concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared. One of the consolidated subsidiaries had inadequate controls and procedures at the time the Company acquired it. The Company has made substantial progress to resolve these inadequacies and is continuing to address them. This issue was considered in the evaluation of disclosure controls and procedures for the Company but did not affect the conclusion referred to above.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                                    Page
                                                                                                    ----
(a)  (1) Consolidated Financial Statements of Neenah Foundry Company

         Report of Ernst & Young LLP, Independent Auditors                                          34

         Consolidated Balance Sheets                                                                35

         Consolidated Statements of Operations                                                      37

         Consolidated Statements of Changes in Stockholder's Equity (Deficit)                       38

         Consolidated Statements of Cash Flows                                                      39

         Notes to Consolidated Financial Statements                                                 41

    (2)  Financial Statements Schedules

         Report of Ernst & Young LLP, Independent Auditors                                          70

         Schedule II - Valuation and Qualifying Accounts of Neenah Foundry Company                  71


Schedules I, III, IV, and V are omitted since they are not applicable or not required under the rules of Regulation S-X.

(b) Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

(c) Exhibits

         See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Neenah, State of Wisconsin, on December 20, 2002.


                                               NEENAH FOUNDRY COMPANY


                                               (Registrant)

                                                     /s/Gary W. LaChey
                                               ------------------------------
                                                        Gary W. LaChey
                                               Corp. Vice President - Finance

                                             (Principal Financial and Principal
                                                   Accounting  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 20, 2002, by the following persons on behalf of the registrant and in the capacities indicated.

   /s/William M. Barrett                            /s/ Brenton F. Halsey
----------------------------                    -----------------------------
    William M. Barrett                                 Brenton F. Halsey
      President and                                        Director
Chief Executive Officer, Director
 (Principal Executive Officer)

    /s/ David F. Thomas                              /s/ Gary W. LaChey
----------------------------                     ----------------------------
      David F. Thomas                                   Gary W. LaChey
         Director                               Corp. Vice President - Finance
                                              (Principal Financial and Principal
                                                     Accounting  Officer)


    /s/ John D. Weber
 -----------------------
      John D. Weber
        Director

CERTIFICATIONS

I, William M. Barrett, President and Chief Executive Officer of Neenah Foundry Company, certify that:

1.       I have reviewed this annual report on Form 10-K of Neenah Foundry
         Company.
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 20, 2002


                                            /s/William M. Barrett
                                        ------------------------------
                                              William M. Barrett
                                     President and Chief Executive Officer

CERTIFICATIONS

I, Gary W. LaChey, Corporate Vice President - Finance of Neenah Foundry Company, certify that:

1.       I have reviewed this annual report on Form 10-K of Neenah Foundry
         Company.
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 20, 2002


                                            /s/Gary W. LaChey
                                        --------------------------
                                              Gary W. LaChey
                                      Corporate Vice President- Finance

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

4.7 Indenture dated as of July 1, 1997 among Neenah Corporation, Neenah Foundry Company, Neenah Transport, Inc., Hartley Controls Corporation and United States Trust Company of New York. **
4.8 Purchase Agreement dated as of June 26, 1997 among Neenah Corporation, Neenah Foundry Company, Hartley Controls Corporation, Neenah Transport, Inc. and Chase Securities Inc. **
4.9 Exchange and Registration Rights Agreement dated as of July 1, 1997 by and between Neenah Corporation, Neenah Foundry Company, Hartley Controls Corporation, Neenah Transport, Inc. and Chase Securities, Inc.
         **
4.10     Form of Global Note related to the Indenture dated as of July 1, 1997.
         **
4.11     Indenture dated as of November 24, 1998 among Neenah Foundry Company,
         Neenah         Transport, Inc., Hartley Controls Corporation, the
         Guarantors and United States Trust         Company of New York. ****
10.1 Master Lease Agreement between Neenah Foundry Company and Bank One Leasing Corporation dated December 14, 1992. **
10.2 Agreement between Neenah Foundry Company and Rockwell International Corporation effective April 1, 1995. **
10.3 Letter Agreement between Neenah Foundry Company and Eaton Corporation dated April 4, 1996.**
10.4     (Intentionally omitted).
10.5     (Intentionally omitted).
10.6     (Intentionally omitted).
10.7 Credit Agreement dated as of April 30, 1997 as Amended and Restated as of September 12, 1997, as of April 3, 1998, and as of September 8, 1998 by and among Neenah Foundry Company, NFC Castings, Inc., the Chase Manhattan Bank as Administrative Agent, Chase Securities, Inc. as Arranger and the other Lenders from time to time party thereto (incorporated by reference to the Company's Form 8-K filed on September 21, 1998.)
10.8 Employment Agreement dated September 9, 1994 between the Neenah Corporation, Neenah Foundry Company, Harley Controls Corporation, Neenah Transport, Inc. and James P. Keating, Jr.**
10.9 Consulting Agreement dated September 9, 1994 between the Neenah Foundry Company and the Guarantors and James P. Keating, Jr. **
10.10 First Amendment to Employment Agreement, dated September 9, 1994, between Neenah Foundry Company, Neenah Corporation, Hartley Controls Corporation and James P. Keating, Jr. **
10.11 Pledge Agreement dated as of April 30, 1997, among NC Merger Company, a Wisconsin Corporation, NFC Castings, Inc., a Delaware Corporation. **
10.12 Subsidiary Guarantee Agreement dated as of April 30, 1997, among each of the subsidiaries listed of NC Merger Company, a Wisconsin corporation, and The Chase Manhattan Bank, a New York banking corporation, as collateral agent for the secured parties. **
10.13 Parent Guarantee Agreement dated as of April 30, 1997, between NFC Castings, Inc., a Delaware corporation and The Chase Manhattan Bank, a New York banking corporation, as collateral agent for the secured parties. **
10.14 Security Agreement dated as of April 30, 1997, among NC Merger Company, a Wisconsin corporation, each subsidiary of the borrower and The Chase Manhattan Bank, a New York banking corporation, as collateral agent for the secured parties. **
10.15    Form of Mortgage. **

10.16 Amendment No. 1, Consent and Waiver, dated as of November 18, 1998, to the Credit Agreement dated as of April 30, 1997 as Amended and Restated as of September 12, 1997, as of April 3, 1998, and as of September 8, 1998 by and among Neenah Foundry Company, NFC Castings, Inc., the Lenders from time to time party thereto, and the Chase Manhattan Bank.
         ***
10.17 Cash Collateral Account Agreement dated as of November 24, 1998, between Neenah Foundry Company and the Chase Manhattan Bank. ***
10.18 Executive Employment and Consulting Agreement dated September 15, 1998 by and among Neenah Foundry Co., Advanced Cast Products, Inc., ACP Holding Co., ACP Products, LLC and James K. Hildebrand.***
10.19 Dalton Corporation, KLDavidson Employment Agreement dated September 8, 1998. ***
10.20 Purchase Agreement dated November 19, 1998 among Neenah Foundry Company. Neenah Transport, Inc., Hartley Controls Corporation, the Guarantors and the Initial Purchasers. ****
10.21 Exchange and Registration Rights Agreement dated November 24, 1998 among Neenah Foundry Company, Neenah Transport, Inc., Hartley Controls Corporation, the Guarantors and the Initial Purchasers. ****
10.22 Stock Purchase Agreement dated October 2, 2000 by and between Neenah Foundry Company (as seller) and Simpson Technologies Corp. (as buyer) (incorporated by reference to the Company's Form 10-Q for the period ended December 31, 2000 filed on February 9, 2001).
10.23 Amendment No. 2 dated as of March 16, 2001, to the Credit Agreement dated as of April 30, 1997 as Amended and Restated as of September 12, 1997, as of April 3, 1998, and as of September 8, 1998 by and among Neenah Foundry Company, NFC Castings, Inc., the Lenders from time to time party thereto, and the Chase Manhattan Bank (incorporated by reference to the Company's Form 10-Q for the period ended March 31, 2001 filed on May 9, 2001).
10.24 Amendment No. 3 dated as of December 31, 2001, to the Credit Agreement dated as of April 30, 1997 as Amended and Restated as of September 12, 1997, as of April 3, 1998, as of September 8, 1998, as of November 18, 1998, and as of March 23, 2001 by and among Neenah Foundry Company, NFC Castings, Inc., the Lenders from time to time party thereto, and the Chase Manhattan Bank (incorporated by reference to the Company's Form 10-Q for the period ended March 31, 2002 filed on May 13, 2002).
10.25 Secured PIK Note dated as of April 29, 2002 between Neenah Foundry Company and Citicorp Venture Capital, Ltd. (incorporated by reference to the Company's Form 10-Q for the period ended March 31, 2002 filed on May 13, 2002).
10.26 Secured PIK Note Purchase Agreement dated as of April 29, 2002, by and among Neenah Foundry Company, NFC Castings, Inc., and Citicorp Venture Capital, Ltd. (incorporated by reference to the Company's Form 10-Q for the period ended March 31, 2002 filed on May 13, 2002).
21.1     Subsidiaries of the Registrant. *


----

   * Filed herewith.

  ** Incorporated by reference to the Company's Form S-4 (Registration No.
     333-28751) which became effective August 29, 1997.

 *** Incorporated by reference to the Company's Form 10-K (Registration No.
     332-28751) which was filed December 23, 1998.

**** Incorporated by reference to the Company's Form S-4 (Registration No.
     333-72455) which became effective May 13, 1999.

CONSOLIDATED FINANCIAL STATEMENTS

Neenah Foundry Company
Years ended September 30, 2002, 2001 and 2000

                             Neenah Foundry Company

                        Consolidated Financial Statements

                  Years ended September 30, 2002, 2001 and 2000




                                    CONTENTS

Report of Independent Auditors...........................................................................1

Consolidated Financial Statements

Consolidated Balance Sheets..............................................................................2
Consolidated Statements of Operations....................................................................4
Consolidated Statements of Changes in Stockholder's Equity (Deficit).....................................5
Consolidated Statements of Cash Flows....................................................................6
Notes to Consolidated Financial Statements...............................................................8

                         Report of Independent Auditors


Board of Directors
Neenah Foundry Company

We have audited the accompanying consolidated balance sheets of Neenah Foundry Company (the Company) as of September 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholder's equity (deficit) and cash flows for each of the three years in the period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.


                                                   /s/ Ernst & Young LLP

Milwaukee, Wisconsin
November 5, 2002

                             Neenah Foundry Company

                           Consolidated Balance Sheets
               (In Thousands, Except Share and per Share Amounts)


                                                                                   SEPTEMBER 30
                                                                               2002             2001
                                                                         ----------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $  26,354       $    4,346
   Accounts receivable, less allowance for doubtful
     accounts of $1,062 in 2002 and $1,437 in 2001                              59,260           69,845
   Inventories                                                                  51,896           71,695
   Refundable income taxes                                                      14,850            2,148
   Deferred income taxes                                                        15,880            3,069
   Other current assets                                                          5,765            5,852
   Current assets of discontinued operations                                       665                -
                                                                         ----------------------------------
Total current assets                                                           174,670          156,955


Property, plant and equipment:
   Land                                                                          6,353            6,226
   Buildings and improvements                                                   29,123           31,346
   Machinery and equipment                                                     217,139          236,852
   Patterns                                                                     28,881           28,034
   Construction in progress                                                      5,811            6,240
                                                                         ----------------------------------
                                                                               287,307          308,698
   Less accumulated depreciation                                               110,017           94,865
                                                                         ----------------------------------
                                                                               177,290          213,833


Deferred financing costs, net of accumulated amortization of $8,340 in
   2002 and $6,327 in 2001                                                       6,656            7,811
Identifiable intangible assets, net of accumulated amortization of
   $18,116 in 2002 and $22,163 in 2001                                          37,173           55,932
Goodwill, net of accumulated amortization of $26,566 in 2002 and
   $22,619 in 2001                                                             180,214          186,005
Other assets                                                                     6,470            5,907
                                                                         ----------------------------------
                                                                               230,513          255,655
                                                                         ----------------------------------
                                                                             $ 582,473       $  626,443
                                                                         ==================================

                             Neenah Foundry Company

               (In Thousands, Except Share and per Share Amounts)


                                                                                    SEPTEMBER 30
                                                                               2002            2001
                                                                          ---------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                           $  23,140      $  30,568
   Accrued wages and employee benefits                                           12,855         13,250
   Accrued interest                                                              13,733         13,567
   Other accrued liabilities                                                      2,904          4,701
   Current portion of long-term debt                                             40,917         20,424
   Current portion of capital lease obligations                                   2,519          2,305
   Current liabilities of discontinued operations                                   467              -
                                                                          ---------------------------------
Total current liabilities                                                        96,535         84,815

Long-term debt                                                                  410,515        413,653
Capital lease obligations                                                         5,248          7,845
Deferred income taxes                                                            56,971         63,719
Postretirement benefit obligations                                                6,696          6,345
Other liabilities                                                                18,654          8,127
                                                                          ---------------------------------
Total liabilities                                                               594,619        584,504

Commitments and contingencies

Stockholder's equity (deficit):
   Preferred stock, par value $100 per share; 3,000 shares authorized;
     no shares issued or outstanding                                                  -              -
   Common stock, Class A (voting), par value $100 per share; 1,000
     shares authorized, issued and outstanding                                      100            100
   Common stock, Class B (nonvoting), par value $100 per share; 10,000
     shares authorized; no shares issued or outstanding                              -              -
   Capital in excess of par value                                                51,317         51,317
   Accumulated deficit                                                          (55,563)        (7,860)
   Accumulated other comprehensive loss                                          (8,000)        (1,618)
                                                                          ---------------------------------
Total stockholder's equity (deficit)                                            (12,146)        41,939
                                                                          ---------------------------------
                                                                              $  582,473     $ 626,443
                                                                          =================================

                             Neenah Foundry Company

                      Consolidated Statements of Operations
                                 (In Thousands)




                                                                YEAR ENDED SEPTEMBER 30
                                                     2002                 2001                 2000
                                             ---------------------------------------------------------------
Net sales                                          $ 405,218            $ 416,907           $  504,311
Cost of sales                                        341,013              352,737              406,652
                                             ---------------------------------------------------------------
Gross profit                                          64,205               64,170               97,659

Selling, general and administrative
  expenses                                            29,297               28,017               33,619
Amortization expense                                   3,829               10,613               10,503
Provision for impairment of assets                     5,453                    -                    -
(Gain) loss on disposal of
  equipment                                              544                 (434)                  85
                                             ---------------------------------------------------------------
Operating income                                      25,082               25,974               53,452

Other income (expense):
   Interest expense                                  (43,951)             (43,987)             (44,411)
   Interest income                                       819                  445                  978
                                             ---------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                               (18,050)             (17,568)              10,019
Provision (credit) for income taxes                   (8,389)              (4,149)               6,175
                                             ---------------------------------------------------------------
Income (loss) from continuing
  operations                                          (9,661)             (13,419)               3,844

Discontinued operations:
   Loss from discontinued operations net of
     income tax credit of $(20,475) in
     2002, $(2,318) in 2001 and $(4,575) in
     2000                                            (38,042)              (4,035)              (8,987)

   Gain on sale of discontinued operations,
     net of income taxes of $1,603 in 2001                 -                2,404                    -
                                             ---------------------------------------------------------------
Net loss                                           $ (47,703)           $ (15,050)          $   (5,143)
                                             ===============================================================

See accompanying notes.

                             Neenah Foundry Company

      Consolidated Statements of Changes in Stockholder's Equity (Deficit)
                                 (In Thousands)


                                                        Common Stock                         Retained      Accumulated
                                                     ------------------                      Earnings         Other
                                           Preferred                     Capital in Excess  (Accumulated   Comprehensive
                                             Stock   Class A    Class B    of Par Value        Deficit)         Loss      Total
                                           --------- --------- --------  ----------------- --------------- ------------- -------
Balance at September 30, 1999                  $ -    $100        $ -       $51,317         $ 12,333       $       -     $ 63,750
   Components of comprehensive loss:
     Net loss                                    -       -          -             -           (5,143)              -       (5,143)
     Pension liability adjustment,
       net of tax effect of $60                  -       -          -             -                -             (89)         (89)
                                                                                                                        ---------
   Total comprehensive loss                                                                                               (5,232)
                                           --------- --------- --------  --------------- --------------- ------------    ---------
Balance at September 30, 2000                    -     100          -        51,317            7,190             (89)      58,518
   Components of comprehensive income:
     Net loss                                    -       -          -             -          (15,050)              -      (15,050)
     Pension liability adjustment,
       net of tax effect of $1,018               -       -          -             -                -          (1,529)      (1,529)
                                                                                                                        ---------
   Total comprehensive loss                                                                                              (16,579)
                                           --------- --------- --------  --------------- --------------- ------------    ---------
Balance at September 30, 2001                    -     100          -        51,317           (7,860)         (1,618)      41,939
   Components of comprehensive
     income:
     Net loss                                    -       -          -             -          (47,703)              -      (47,703)
     Pension liability adjustment,
       net of tax effect of $4,255               -       -          -             -                -          (6,382)      (6,382)
                                                                                                                        ---------
   Total comprehensive loss                                                                                              (54,085)
                                           --------- --------- --------  --------------- --------------- ------------    ---------
Balance at September 30, 2002                  $ -    $100        $ -       $51,317         $(55,563)        $(8,000)    $(12,146)
                                           ========= ========= ========  =============== =============== ============    =========

See accompanying notes.

                             Neenah Foundry Company

                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                          YEAR ENDED SEPTEMBER 30
                                                                   2002             2001            2000
                                                               ------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                          $(47,703)        $(15,050)       $  (5,143)
Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Provision for obsolete inventories                                240              248            2,500
     Provision for impairment of assets                             36,533                -                -
     Depreciation                                                   25,532           29,636           28,112
     Amortization of identifiable intangible assets and
       goodwill                                                      3,947           11,638           11,641
     Amortization of deferred financing costs and premium
       on notes                                                      1,392            1,222            1,082
     Gain on sale of discontinued operations                             -           (4,007)               -
     (Gain) loss on disposal of property, plant and
       equipment                                                       559             (337)             104
     Deferred income taxes                                         (10,650)          (1,630)            (358)
     Changes in operating assets and liabilities:
       Accounts receivable                                          10,275            2,145            8,558
       Inventories                                                  19,559           (7,405)          (7,759)
       Other current assets                                          1,043               45             (378)
       Accounts payable                                             (7,118)            (474)          (3,842)
       Accrued liabilities                                          (2,983)          (3,911)          (3,924)
       Income taxes                                                (14,104)          (2,152)          (1,183)
       Postretirement benefit obligations                              351              379              477
       Other liabilities                                              (437)          (1,060)            (405)
                                                             --------------------------------------------------
Net cash provided by operating activities                           16,436            9,287           29,482

INVESTING ACTIVITIES
Acquisition of business, net of cash acquired                            -                -          (29,502)
Proceeds from disposition of business, net of fees                       -            5,190                -
Purchase of property, plant and equipment                           (9,055)         (16,882)         (19,268)
Proceeds from sale of property, plant and equipment                    323            2,859            2,381
Other                                                                 (431)           2,373             (936)
                                                             --------------------------------------------------
Net cash used in investing activities                               (9,163)          (6,460)         (47,325)

                             Neenah Foundry Company

                                 (In Thousands)


                                                                        YEAR ENDED SEPTEMBER 30
                                                                  2002            2001              2000
                                                            -------------------------------------------------
FINANCING ACTIVITIES
Proceeds from long-term debt                                    $  33,400        $   5,000         $29,750
Payments on long-term debt and capital
   lease obligations                                              (17,807)         (22,053)         (9,797)
Debt issuance costs                                                  (858)            (906)              -
                                                            -------------------------------------------------
Net cash provided by (used in) financing activities                14,735          (17,959)         19,953
                                                            -------------------------------------------------
Increase (decrease) in cash and cash equivalents                   22,008          (15,132)          2,110
Cash and cash equivalents at beginning of period                    4,346           19,478          17,368
                                                            -------------------------------------------------
Cash and cash equivalents at end of period                      $  26,354        $   4,346         $19,478
                                                            =================================================

Supplemental disclosures of cash flow information:
   Interest paid                                                $  44,340        $  47,428         $47,475
   Income taxes paid (refunded)                                    (4,080)          (1,253)          3,141

                             Neenah Foundry Company

                   Notes to Consolidated Financial Statements

                               September 30, 2002
                                 (In Thousands)



1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Neenah Foundry Company (Neenah), together with its subsidiaries (the Company), manufactures gray and ductile iron castings and forged components for sale to industrial and municipal customers. Industrial castings are custom-engineered and are produced for customers in several industries, including the medium and heavy-duty truck components, farm equipment, heating, ventilation and air-conditioning industries. Municipal castings include manhole covers and frames, storm sewer frames and grates, tree grates and specialty castings for a variety of applications and are sold principally to state and local government entities, utilities and contractors. The Company's sales generally are unsecured.

Neenah has the following subsidiaries, all of which are wholly owned: Deeter Foundry, Inc. (Deeter); Mercer Forge Corporation and subsidiaries (Mercer); Dalton Corporation and subsidiaries (Dalton); Advanced Cast Products, Inc. and subsidiaries (ACP); Gregg Industries, Inc. (Gregg); Neenah Transport, Inc. (Transport) and Cast Alloys, Inc. (Cast Alloys), which is inactive. Deeter manufactures gray iron castings for the municipal market and special application construction castings. Mercer manufactures forged components for use in transportation, railroad, mining and heavy industrial applications and microalloy forgings for use by original equipment manufacturers and industrial end users. Dalton manufactures gray iron castings for refrigeration systems, air conditioners, heavy equipment, engines, gear boxes, stationary transmissions, heavy-duty truck transmissions and other automotive parts. ACP manufactures ductile and malleable iron castings for use in various industrial segments, including heavy truck, construction equipment, railroad, mining and automotive. Gregg manufactures gray and ductile iron castings for industrial and commercial use. Transport is a common and contract carrier licensed to operate in the continental United States. The majority of Transport's revenues are derived from transport services provided to the Company

PRINCIPLES OF CONSOLIDATION

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The cost, which approximates fair value, of cash equivalents, which consist entirely of repurchase agreements, totaled $25,500 at September 30, 2002. There were no cash equivalents at September 30, 2001.

INVENTORIES

Inventories are stated at the lower of cost or market. The cost of inventories for Neenah and Dalton is determined on the last-in, first-out (LIFO) method for substantially all inventories except supplies, for which cost is determined on the first-in, first-out (FIFO) method. The cost of inventories for Deeter, Mercer, ACP and Gregg is determined on the FIFO method. LIFO inventories comprise 47% and 38% of total inventories at September 30, 2002 and 2001, respectively. If the FIFO method of inventory valuation had been used by all companies, inventories would have been approximately $1,458 and $1,041 higher than reported at September 30, 2002 and 2001, respectively.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is provided over the estimated useful lives of the respective assets using the straight-line method.

DEFERRED FINANCING COSTS

Costs incurred to obtain long-term financing are amortized using the effective interest method over the term of the related debt.

                             Neenah Foundry Company

                                 (In Thousands)


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IDENTIFIABLE INTANGIBLE ASSETS

Identifiable intangible assets are amortized on a straight-line basis over the estimated useful lives of 10 to 40 years.

GOODWILL

Effective October 1, 2001, goodwill is no longer amortized but is subject to an annual test for impairment. Prior to October 1, 2001, goodwill was amortized on a straight-line basis over 15 to 40 years.

IMPAIRMENT OF LONG-LIVED ASSETS

Property, plant and equipment and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

REVENUE RECOGNITION

Revenues are recognized upon shipment of product, which generally corresponds with the transfer of title.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of sales.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs for continuing operations amounted to $587, $615 and $636 for the years ended September 30, 2002, 2001 and 2000, respectively.

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

FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The following presents the carrying amounts and estimated fair values of such instruments:

                                                      SEPTEMBER 30, 2002           SEPTEMBER 30, 2001
                                                 ----------------------------- ----------------------------
                                                   Carrying         Fair         Carrying         Fair
                                                    Amount          Value         Amount         Value
                                                 -------------- -------------- -------------- -------------

Cash and cash equivalents                         $   26,354       $  26,354    $    4,346     $    4,346
Accounts receivable                                   59,260          59,260        69,845         69,845
Accounts payable                                      23,140          23,140        30,568         30,568
Long-term debt                                       451,432         285,052       434,077        308,586
Capital lease obligations                              7,767           7,767        10,150         10,150

The fair value of the Senior Subordinated Notes with a face value of $282,000 is based on quoted market prices.

2. DISCONTINUED OPERATIONS

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted SFAS No. 144 as of October 1, 2001. The provisions of SFAS No. 144 were applied during the year ended September 30, 2002, as discussed below.

Customer actions and the significant deterioration of the U.S. economy during the quarter ended December 31, 2001, had a dramatic effect on the operations of Cast Alloys. This resulted in a significant reduction in sales, operating profits and cash flows of Cast Alloys for the three months ended December 31, 2001. Based on these factors, a goodwill impairment charge of $10,668 was recognized during the three months ended December 31, 2001, related to the decline in fair value of the Cast Alloys reporting unit, which is included in the Castings segment.

                             Neenah Foundry Company

                                 (In Thousands)


2. DISCONTINUED OPERATIONS (CONTINUED)

These events also had a significant impact on the value of Cast Alloys' fixed assets and long-lived assets with finite lives. Due to the existing impairment indicators, management assessed the recoverability of these fixed assets and long-lived assets. As the expected undiscounted cash flows were less than the carrying value of the related assets, an impairment charge of $20,412 was recognized for the difference between the fair value and carrying value of such assets during the year ended September 30, 2002.

In January 2002, management initiated a plan for the discontinuation of the operations of Cast Alloys by closing its manufacturing facilities. Severance costs of approximately $2,200 associated with this plan were recognized during the three months ending March 31, 2002. All employees of Cast Alloys were terminated by April 2002. In accordance with the provisions of SFAS No. 144, the results of operations of Cast Alloys have been reported as discontinued operations in the consolidated statements of operations for all periods presented. Previously, Cast Alloys was included in the Castings segment.

Revenues for Cast Alloys for the years ended September 30, 2002, 2001 and 2000 were $8,641, $53,130 and $45,345, respectively. Interest expense allocated to Cast Alloys of $1,954, $4,309 and $3,892 for the years ended September 30, 2002, 2001 and 2000, respectively, was based on the purchase price of Cast Alloys in relation to the purchase price of all other acquisitions funded by additional Company borrowings.

On October 2, 2000, the Company sold all of the issued and outstanding shares of common stock of Hartley for cash of $5,190, net of fees of $129. The disposition of Hartley resulted in a gain of $2,404, net of income taxes of $1,603. Proceeds from the sale were used to reduce outstanding debt. Hartley designs and manufactures customized sand control systems. In accordance with the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," which has been amended by SFAS No. 144, the results of operations of Hartley have been reported as discontinued operations in the consolidated statements of operations. Revenues for Hartley for the year ended September 30, 2000 were $5,514.

                             Neenah Foundry Company

                                 (In Thousands)

3. ACQUISITION

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

The acquisition of Gregg has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated on the basis of fair values to the underlying assets acquired and liabilities assumed. The excess of the cost of acquisition over the fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. The operating results of Gregg are included in the consolidated statements of operations since the date of acquisition.

4. INVENTORIES

Inventories consist of the following as of September 30:

                                                           2002       2001
                                                        ---------- -----------
  Raw materials                                           $  4,021   $   9,519
  Work in process and finished goods                        35,482      50,210
  Supplies                                                  12,393      11,966
                                                        ---------- -----------
                                                          $ 51,896   $  71,695
                                                        ========== ===========

5. INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." The Company adopted SFAS No. 142 as of October 1, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their estimated useful lives.

Upon adoption of SFAS No. 141, the Company reclassified the identifiable intangible assets related to the assembled workforce and facilities in place with an unamortized balance of $4,660 and $3,469, respectively, net of related deferred income taxes of $1,864 and $1,388, respectively, to goodwill.

                             Neenah Foundry Company

                                 (In Thousands)

5. INTANGIBLE ASSETS (CONTINUED)

The Company performed the transitional impairment test of goodwill as of October 1, 2001, and concluded that no impairment existed at the time of adoption of SFAS No. 142. As discussed in Note 2, subsequent to the adoption of SFAS No. 142, a goodwill impairment charge of $10,668 related to Cast Alloys, a discontinued operation, was recognized. The Company performed the annual impairment test of goodwill as of July 1, 2002, and concluded that no additional goodwill impairment existed. The impairment tests were performed based on the expected present value of future cash flows for each of the Company's reporting units.

Identifiable intangible assets consist of the following as of September 30:

                                                  SEPTEMBER 30, 2002             SEPTEMBER 30, 2001
                                           ----------------------------------------------------------------
                                               Gross                           Gross
                                              Carrying       Accumulated     Carrying       Accumulated
                                               Amount       Amortization      Amount       Amortization
                                           ----------------------------------------------------------------
 Amortizable intangible assets:
   Customer lists                              $31,441           $14,814       $35,041         $12,662
   Tradenames                                   22,553             2,649        27,053           2,392
   Assembled workforce                               -                 -        10,942           6,282
   Facilities in place                               -                 -         3,764             295
   Other                                         1,295               653         1,295             532
                                           ----------------------------------------------------------------
                                               $55,289           $18,116       $78,095         $22,163
                                           ================================================================

The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense expected to be recognized during fiscal years subsequent to September 30, 2002, is as follows:

                         2003                        $3,832
                         2004                         3,832
                         2005                         3,832
                         2006                         3,832
                         2007                         3,195

                             Neenah Foundry Company

                                 (In Thousands)






5. INTANGIBLE ASSETS (CONTINUED)

Changes in the carrying amount of goodwill during the year ended September 30, 2002, consist of the following:

                                                  Castings       Forgings        Other
                                                  Segment         Segment       Segment         Total
                                               ------------------------------------------------------------

 Balance as of September 30, 2001                   $168,709       $17,296         $ -          $186,005
 Reclassification of assembled workforce and
   facilities in place net of deferred income
   tax liability of $3,064, $188, $0 and
   $3,252, respectively                                4,595           282           -             4,877
 Impairment charge related to
   discontinued operations - See
   Note 2                                            (10,668)            -           -           (10,668)
                                               ------------------------------------------------------------
 Balance as of September 30, 2002                   $162,636       $17,578         $ -          $180,214
                                               ============================================================


As required by SFAS No. 142, the results of operations of the Company for periods prior to its adoption have not been restated. The following table reconciles reported net loss to pro forma net loss that would have resulted for the years ending September 30, 2001 and 2000, if SFAS No. 142 had been adopted effective October 1, 1999:

                                                                              YEAR ENDED SEPTEMBER 30
                                                                              2001             2000
                                                                         ----------------------------------
 Reported net loss                                                            $(15,050)       $(5,143)
 Amortization of goodwill                                                        5,552          5,522
 Amortization of assembled workforce, net of tax                                 1,025            995
 Amortization of facilities in place, net of tax                                    45             45
                                                                         ==================================
  Pro forma net income (loss)                                                 $ (8,428)      $ 1,419
                                                                         ==================================

                             Neenah Foundry Company

                                 (In Thousands)




6. LONG-TERM DEBT

Long-term debt consists of the following as of September 30:

                                                                                  2002            2001
                                                                             ---------------- -------------

11 1/8% Series B Senior Subordinated Notes                                       $150,000        $150,000
11 1/8% Series D Senior Subordinated Notes, including
 unamortized premium of $1,206 in 2002 and $1,469 in 2001                         46,206          46,469
11 1/8% Series F Senior Subordinated Notes, including
 unamortized premium of $1,642 in 2002 and $2,000 in 2001                          88,642          89,000
Term Loan Facilities                                                              117,292         123,542
Acquisition Loan Facility                                                          10,794          19,891
Revolving Credit Facility                                                          28,500           5,000
PIK Note                                                                            9,900               -
Other                                                                                  98             175
                                                                             ------------------------------
                                                                                  451,432         434,077
Less current portion                                                               40,917          20,424
                                                                             ------------------------------
                                                                                 $410,515        $413,653
                                                                             ==============================


The Series B, Series D and Series F Senior Subordinated Notes (collectively, the Notes) are unsecured and mature on May 1, 2007. Interest is payable semiannually on May 1 and November 1. The Notes are fully, unconditionally, jointly and severally guaranteed by all subsidiaries. The Notes are subordinated to all existing and future senior indebtedness of the Company but rank equally in right of payment with any future senior subordinated indebtedness of the Company. The Notes contain covenants, which restrict the Company from incurring additional indebtedness and prohibit dividend payments, stock redemptions and certain other transactions.

The Company has a Credit Agreement, as amended, with a group of banks, which provides Term Loan Facilities, an Acquisition Loan Facility and a Revolving Credit Facility. Borrowings under the Credit Agreement are secured by substantially all assets of the Company. Covenants in the Credit Agreement restrict the payment of dividends, capital expenditures and certain other transactions and require the Company to maintain leverage, net worth and interest coverage ratios. Effective December 31, 2001, the Credit Agreement was amended to provide relief from the above financial ratio covenants through December 31, 2003, reduce the amount of the Revolving Credit Facility to $29,565 and establish minimum EBITDA and liquidity covenants. The Company is in compliance with existing bank covenants at September 30, 2002.

                             Neenah Foundry Company

                                 (In Thousands)


6. LONG-TERM DEBT (CONTINUED)

The Term Loan Facilities consist of two tranches of term loans. The Tranche A term loans outstanding at September 30, 2002 and 2001, total $4,057 and $9,057, respectively, and mature on September 30, 2003. The Tranche B term loans outstanding at September 30, 2002 and 2001, total $113,235 and $114,485, respectively, and mature on September 30, 2005. Installments of the Tranche A term loans are due in aggregate principal amounts of $1,250 per quarter from December 31, 2002 through June 30, 2003, and the remaining principal due September 30, 2003. Installments on $47,583 of the Tranche B term loans are due in aggregate principal amounts of $250 per quarter until September 30, 2003, $6,250 per quarter from December 31, 2003 through June 30, 2005, and the remaining principal due September 30, 2005. Installments on $65,652 of the Tranche B term loans are due in aggregate principal amounts of $8,750 per quarter commencing on December 31, 2003, with the remaining principal due September 30, 2005. Interest on the Tranche A and Tranche B term loans is at LIBOR (2.50% at September 30, 2002) plus 4.50% and 4.75%, respectively.

Borrowings under the Acquisition Loan Facility are due in quarterly principal installments of $1,820 through March 31, 2004, with the remaining principal due June 30, 2004, with interest at LIBOR plus 4.50%.

The Revolving Credit Facility matures on September 30, 2003. The Company is entitled to draw amounts under the Revolving Credit Facility to a maximum of $28,500 for general corporate purposes, including permitted acquisitions, as defined, and to a maximum of $1,065 for letters of credit. As of September 30, 2002, the Company had outstanding letters of credit of $1,065, which secure certain workers' compensation and other obligations.

The PIK Note is secured by substantially all assets of the Company. Principal and interest at 14% are payable on December 31, 2005.

Scheduled maturities of long-term debt during fiscal years subsequent to September 30, 2002, are as follows:

2003                                             $  40,917
2004                                                63,532
2005                                                52,235
2006                                                 9,900
2007                                               282,000
                                             -----------------
                                                 $ 448,584
                                             =================

                             Neenah Foundry Company

                                 (In Thousands)


7. COMMITMENTS AND CONTINGENCIES

The Company leases certain plants, warehouse space, machinery and equipment, office equipment and vehicles under operating leases. Rent expense for continuing operations under these operating leases for the years ended September 30, 2002, 2001 and 2000 totaled $3,222, $2,793 and $2,860, respectively.

The Company did not enter into any capital leases during the years ended September 30, 2002 or 2001. During the year ended September 30, 2000, the Company financed purchases of property, plant and equipment totaling $13,348 by entering into capital leases.

Property, plant and equipment under leases accounted for as capital leases as of September 30 are as follows:

                                                                             2002              2001
                                                                       ----------------- ------------------

  Machinery and equipment                                                   $13,893           $14,308
  Less accumulated depreciation                                               3,593             2,419
                                                                       ----------------- ------------------
                                                                            $10,300           $11,889
                                                                       ================= ==================

Minimum rental payments due under operating and capital leases for fiscal years subsequent to September 30, 2002, are as follows:

                                                                           Operating          Capital
                                                                             Leases           Leases
                                                                       ------------------------------------

2003                                                                           $2,352            $3,358
2004                                                                            1,593             3,158
2005                                                                            1,047             2,332
2006                                                                              683               556
2007                                                                              280                 -
Thereafter                                                                         13                 -
                                                                       ------------------------------------
Total minimum lease payments                                                   $5,968             9,404
                                                                       ====================

Less amount representing interest                                                                 1,637
                                                                                          -----------------
Present value of minimum lease payments                                                           7,767
Less current portion                                                                              2,519
                                                                                          -----------------
Capital lease obligations                                                                        $5,248
                                                                                          =================

                             Neenah Foundry Company

                                 (In Thousands)



7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Approximately 62% of the Company's work force is covered by collective bargaining agreements. The collective bargaining agreement for the Warsaw location of Dalton is scheduled to expire during fiscal 2003.

8. INCOME TAXES

The provision (credit) for income taxes consists of the following:

                                                                   YEAR ENDED SEPTEMBER 30
                                                          2002              2001               2000
                                                   --------------------------------------------------------
Current:
   Federal                                              $(18,522)           $(2,902)           $1,804
   State                                                     308             (1,218)              154
   Foreign                                                     -                886                 -
                                                   --------------------------------------------------------
                                                         (18,214)            (3,234)            1,958
Deferred                                                 (10,650)            (1,630)             (358)
                                                   --------------------------------------------------------
                                                        $(28,864)           $(4,864)           $1,600
                                                   ========================================================

The provision (credit) for income taxes is included in the consolidated statements of operations as follows:

                                                                   YEAR ENDED SEPTEMBER 30
                                                          2002              2001               2000
                                                   --------------------------------------------------------

Continuing operations                                   $ (8,389)           $(4,149)           $6,175
Discontinued operations                                  (20,475)              (715)           (4,575)
                                                   --------------------------------------------------------
                                                        $(28,684)           $(4,864)           $1,600
                                                   ========================================================

                             Neenah Foundry Company

                                 (In Thousands)


8. INCOME TAXES (CONTINUED)

The provision (credit) for income taxes differs from the amount computed by applying the federal statutory rate of 35% as of September 30, 2002, 2001 and 2000, to income (loss) before income taxes as follows:

                                                                      YEAR ENDED SEPTEMBER 30
                                                               2002             2001            2000
                                                         ---------------------------------------------------

Provision (credit) at statutory rate                           $(26,798)         $(6,970)        $(1,240)
State income taxes (benefit), net of federal taxes                   74             (535)            452
Amortization of goodwill                                              -            1,943           1,927
Additional provision recorded in connection with tax
   examinations                                                     932              417             405
Permanent difference related to the discontinuance of
   Cast Alloys                                                   (2,734)               -               -
Other                                                              (338)             281              56
                                                           -------------------------------------------------
Provision (credit) for income taxes                            $(28,864)         $(4,864)        $ 1,600
                                                           =================================================

Deferred income tax assets and liabilities consist of the following as of September 30:

                                                                              2002              2001
                                                                       -------------------------------------
Deferred income tax liabilities:
   Book basis of assets in excess of tax basis:
     Inventories                                                            $ (3,023)         $  (2,605)
     Property, plant and equipment                                           (37,277)           (44,519)
     Identifiable intangible assets                                          (14,890)           (22,892)
   Other                                                                      (1,779)            (1,619)
                                                                        ------------------------------------
                                                                             (56,969)           (71,635)
Deferred income tax assets:
   Employee benefit plans                                                      8,773              5,570
   Accrued vacation                                                            2,498              2,251
   Other accrued liabilities                                                   2,801              1,251
   State net operating loss carryforwards                                      1,806              1,945
   Other                                                                           -                622
   Valuation allowance                                                             -               (654)
                                                                        ------------------------------------
                                                                              15,878             10,985
                                                                        ------------------------------------
Net deferred income tax liability                                           $(41,091)         $ (60,650)
                                                                        ====================================
Included in the consolidated balance sheets as:
   Current deferred income tax asset                                        $ 15,880          $   3,069
   Noncurrent deferred income tax liability                                  (56,971)           (63,719)
                                                                        ------------------------------------
                                                                            $(41,091)         $ (60,650)
                                                                        ====================================

                             Neenah Foundry Company

                                 (In Thousands)


8. INCOME TAXES (CONTINUED)

As of September 30, 2002, the Company has state net operating loss (NOL) carryforwards for income tax purposes for continuing operations of approximately $35,000, which expire in varying amounts through September 30, 2017. The valuation allowance as of September 30, 2001, was provided against the deferred tax asset related to the state NOL carryforwards of Cast Alloys as the benefit related to these carryforwards was not expected to be realized.

9. EMPLOYEE BENEFIT PLANS

DEFINED-BENEFIT PENSION PLANS AND POSTRETIREMENT BENEFITS

The Company sponsors five defined-benefit pension plans covering the majority of its hourly employees. Retirement benefits under the pension plans are based on years of service and defined-benefit rates. The Company funds the pension plans based on actuarially determined cost methods allowable under Internal Revenue Service regulations. Plan assets consist primarily of mutual funds. The measurement date for three of the defined-benefit pension plans is September 30. The remaining two plans use a measurement date of June 30.

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

                             Neenah Foundry Company

                                 (In Thousands)



9. EMPLOYEE BENEFIT PLANS (CONTINUED)

The following table summarizes the funded status of the pension plans and postretirement benefit plans and the amounts recognized in the consolidated balance sheets at September 30, 2002 and 2001:

                                                          PENSION                   POSTRETIREMENT
                                                          BENEFITS                      BENEFITS
                                                -----------------------------------------------------------
                                                     2002           2001           2002          2001
                                                -----------------------------------------------------------
Change in benefit obligation:
   Benefit obligation, October 1                 $  44,166       $ 40,400       $ 7,024        $ 6,692
     Service cost                                    1,512          1,543           198            204
     Interest cost                                   3,269          3,036           476            493
     Curtailment                                         -              -             -           (153)
     Actuarial losses                                5,077          1,246         1,037            148
     Benefits paid                                  (2,113)        (2,059)         (362)          (360)
                                                -----------------------------------------------------------
   Benefit obligation, September 30              $  51,911       $ 44,166       $ 8,373        $ 7,024
                                                ===========================================================

Change in plan assets:
   Fair value of plan assets, October 1          $  40,020       $ 42,122       $     -        $     -
     Actual loss on plan assets                     (1,769)        (2,068)            -              -
     Company contributions                           2,062          2,025           362            360
     Benefits paid                                  (2,113)        (2,059)         (362)          (360)
                                                -----------------------------------------------------------
   Fair value of plan assets, September 30       $  38,200       $ 40,020       $     -        $     -
                                                ===========================================================

Funded status of the plans:
   Benefit obligation in excess of plan
     assets                                      $ (13,711)      $ (4,146)      $(8,373)       $(7,024)
   Unrecognized prior service cost                   2,184          1,856           581            626
   Unrecognized net losses                          13,279          3,447         1,096             53
                                                -----------------------------------------------------------
                                                 $   1,752       $  1,157       $(6,696)       $(6,345)
                                                ===========================================================

Amounts recognized in the consolidated
  balance sheets at September 30:
     Accrued pension liability                   $ (13,765)      $ (3,395)      $(6,696)       $(6,345)
     Intangible asset                                2,184          1,856             -              -
     Deferred income tax asset                       5,333          1,078             -              -
     Accumulated other comprehensive loss            8,000          1,618             -              -
                                                -----------------------------------------------------------
                                                 $   1,752       $  1,157       $(6,696)       $(6,345)
                                                ===========================================================

                             Neenah Foundry Company

                                 (In Thousands)



9. EMPLOYEE BENEFIT PLANS (CONTINUED)

Amounts applicable to the Company's pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets:

                                                                                   2002            2001
                                                                             -------------------------------

Projected benefit obligation                                                      $51,911         $44,166
Accumulated benefit obligation                                                     51,911          44,166
Fair value of plan assets                                                          38,200          40,020

Components of net periodic pension cost for the years ended September 30, 2002, 2001 and 2000, respectively, are as follows:

                                                PENSION BENEFITS                POSTRETIREMENT BENEFITS
                                       -----------------------------------   -------------------------------
                                          2002        2001        2000         2002       2001      2000
                                       -----------------------------------   -------------------------------

Service cost                             $ 1,512      $1,543     $ 1,383        $198      $204       $206
Interest cost                              3,269       3,036       2,768         476       493        476
Expected return on plan assets            (3,486)     (3,580)     (2,755)          -         -          -
Amortization of prior service cost           146         123         117          45        45         45
Recognized net actuarial loss                 26           2           1          (5)        2          -
                                       -----------------------------------   -------------------------------
Net periodic benefit cost                $ 1,467      $1,124     $ 1,514        $714      $744       $727
                                        ==================================    ==============================

Assumptions as of September 30:
   Discount rate                            6.75%   7.25% to    7.25% to
                                                     7.625%      7.75%          6.75%    7.625%      7.75%

   Expected long-term rate of return     6.75% to   7.50% to    7.50% to
                                          9.00%       9.00%      9.50%             -        -          -


For measurement purposes, the healthcare cost trend rate was assumed to be 7.5% decreasing gradually to 4.5% in 2011 and then remaining at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A one percentage point change in the healthcare cost trend rate would have the following effect:

                                                                             1% Increase     1% Decrease
                                                                           ---------------------------------

   Effect on total of service cost and interest cost                           $  125        $   (99)
   Effect on postretirement benefit obligation                                  1,498         (1,192)

                             Neenah Foundry Company

                                 (In Thousands)



9. EMPLOYEE BENEFIT PLANS (CONTINUED)

DEFINED-CONTRIBUTION RETIREMENT PLANS

The Company sponsors various defined-contribution retirement plans (the Plans) covering substantially all salaried and certain hourly employees. The Plans allow participants to make 401(k) contributions in amounts ranging from 1% to 15% of their compensation. The Company matches between 35% and 50% of the participants' contributions up to a maximum of 6% of the employee's compensation, as defined. The Company may make additional voluntary contributions to the Plans as determined annually by the Board of Directors. Total Company contributions for continuing operations amounted to $1,493, $1,882 and $1,828 for the years ended September 30, 2002, 2001 and 2000, respectively.

OTHER EMPLOYEE BENEFITS

The Company provides unfunded supplemental retirement benefits to certain active and retired employees at Dalton. At September 30, 2002, the present value of the current and long-term portion of these supplemental retirement obligations totaled $334 and $2,955, respectively. At September 30, 2001, the present value of the current and long-term portion of these supplemental retirement obligations totaled $147 and $2,954, respectively.

Certain of Dalton's hourly employees are covered by a multi-employer, defined-benefit pension plan pursuant to a collective bargaining agreement. The Company's expense for the years ended September 30, 2002, 2001 and 2000, was $397, $470 and $567, respectively.

Substantially all of Mercer's union employees are covered by a multiemployer, defined-benefit pension plan pursuant to a collective bargaining agreement. The Company's expense for the years ended September 30, 2002, 2001 and 2000, was $119, $135 and $159, respectively.

10. PROVISION FOR IMPAIRMENT OF ASSETS

During the year ended September 30, 2002, the Company identified indicators of impairment at one of its foundries, which is held for use. In accordance with SFAS No. 144, since the net book value of the foundries' long-lived assets exceeded the sum of the undiscounted cash flows expected to be realized from the respective assets, the Company recognized an impairment charge of $5,379 to adjust the carrying value of the foundries' long-lived assets to fair value. The impaired long-lived assets are included in the Castings segment.

                             Neenah Foundry Company

                                 (In Thousands)


10. PROVISION FOR IMPAIRMENT OF ASSETS (CONTINUED)

In accordance with SFAS No. 144, the Company recognized an impairment charge of $74 during the year ended September 30, 2002, related to a building held for sale to adjust the carrying value of the building to fair value less costs to sell.

11. SEGMENT INFORMATION

The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells gray and ductile iron castings for the industrial and municipal markets, while the Forgings segment manufactures forged components for the industrial market. The Other segment includes machining operations and freight hauling.

The Company evaluates performance and allocates resources based on the operating income before depreciation and amortization charges of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost plus a share of operating profit. The following segment information is presented for continuing operations:

                                                                     YEAR ENDED SEPTEMBER 30
                                                               2002            2001              2000
                                                        ----------------------------------------------------
Revenues from external customers:
   Castings                                                 $ 379,425        $ 381,958       $ 457,319
   Forgings                                                    21,893           28,109          36,779
   Other                                                       20,498           19,460          28,147
   Elimination of intersegment revenues                       (16,598)         (12,620)        (17,934)
                                                        ----------------------------------------------------
                                                            $ 405,218        $ 416,907       $ 504,311
                                                        ====================================================

Income (loss) from continuing operations:
   Castings                                                 $ (63,156)       $ (13,419)      $   3,844
   Forgings                                                    (4,135)          (5,112)         (3,716)
   Other                                                         (764)            (711)            509
   Elimination of intersegment loss                            58,394            5,823           3,207
                                                        ----------------------------------------------------
                                                            $  (9,661)       $ (13,419)      $   3,844
                                                        ====================================================

Total assets:
   Castings                                                 $ 681,754        $ 770,044       $ 832,256
   Forgings                                                    41,584           51,148          57,933
   Other                                                       16,494           16,149          19,654
   Elimination of intersegment assets                        (157,359)        (210,898)       (243,625)
                                                        ----------------------------------------------------
                                                            $ 582,473        $ 626,443       $ 666,218
                                                        ====================================================

                             Neenah Foundry Company

                                 (In Thousands)


11. SEGMENT INFORMATION (CONTINUED)

                                                  Castings        Forgings         Other          Total
                                               -------------------------------------------------------------
Year ended September 30, 2002:
   Interest expense                               $38,681          $4,439           $831         $43,951
   Interest income                                    819               -              -             819
   Provision for income taxes                      (5,477)         (2,790)          (122)         (8,389)
   Depreciation and amortization expense           24,257           2,627          1,669          28,553
   Expenditures for long-lived assets               8,466             415             82           8,963

Year ended September 30, 2001:
   Interest expense                               $38,051          $4,953        $   983         $43,987
   Interest income                                    445               -              -             445
   Provision (credit) for income taxes               (958)         (3,273)            82          (4,149)
   Depreciation and amortization expense           30,878           3,884          1,505          36,267
   Expenditures for long-lived assets              15,604             228            435          16,267

Year ended September 30, 2000:
   Interest expense                               $38,740          $4,816        $   855         $44,411
   Interest income                                    967               -             11             978
   Provision (credit) for income taxes              7,959          (2,204)           420           6,175
   Depreciation and amortization expense           29,514           3,357          1,942          34,813
   Expenditures for long-lived assets              14,368             793          1,088          16,249




GEOGRAPHIC INFORMATION
                                                                                             Long-Lived
                                                                                               Assets
                                                                           Net Sales            (1)
                                                                       -------------------------------------
Year ended September 30, 2002:
   United States                                                            $392,366            $177,290
   Foreign countries                                                          12,852                   -
                                                                       -------------------------------------
                                                                            $405,218            $177,290
                                                                       =====================================

Year ended September 30, 2001:
   United States                                                            $406,894            $211,375
   Foreign countries                                                          10,013               2,458
                                                                       -------------------------------------
                                                                            $416,907            $213,833
                                                                       =====================================

Year ended September 30, 2000:
   United States                                                            $490,754            $225,244
   Foreign countries                                                          13,557               2,995
                                                                       -------------------------------------
                                                                            $504,311            $228,239
                                                                       =====================================

(1) Represents tangible long-lived assets only.

                             Neenah Foundry Company

                                 (In Thousands)


12. GUARANTOR SUBSIDIARIES

The following tables present condensed consolidating financial information for fiscal 2002, 2001 and 2000 for: (a) the Company, and (b) on a combined basis, the guarantors of the Senior Subordinated Notes, which include all of the wholly owned subsidiaries of the Company (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

                             Neenah Foundry Company

                                 (In Thousands)


12. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2002

                                                          Subsidiary
                                            Company       Guarantors      Eliminations     Consolidated
                                         -------------- ---------------- --------------- ------------------
ASSETS
Current assets:
   Cash and cash equivalents                $ 29,290         $(2,936)       $       -        $ 26,354
   Accounts receivable, net                   30,829          28,431                -          59,260
   Inventories                                20,535          31,361                -          51,896
   Refundable income taxes                    14,850               -                -          14,850
   Deferred income taxes                       8,720           7,160                -          15,880
   Other current assets                        3,372           3,058                -           6,430
                                        -------------------------------------------------------------------
Total current assets                         107,596          67,074                -         174,670

Investments in and advances to
   subsidiaries                              198,460         (23,829)        (174,631)              -
 Property, plant and equipment, net           83,523          93,767                -         177,290
 Deferred financing costs,
   identifiable intangible assets and
   goodwill, net                             129,687          94,356                -         224,043
 Other assets                                  4,191           2,279                -           6,470
                                         -------------------------------------------------------------------
                                            $523,457        $233,647        $(174,631)       $582,473
                                         ===================================================================


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                         $  7,740         $15,400                -        $ 23,140
   Accrued wages and employee benefits         6,151           6,704                -          12,855
   Accrued interest                           13,733               -                -          13,733
   Other accrued liabilities                   1,151           2,220                -           3,371
   Current portion of long-term debt          40,917               -                -          40,917
   Current portion of capital lease
     obligations                                   -           2,519                -           2,519
                                        -------------------------------------------------------------------
Total current liabilities                     69,692          26,843                -          96,535

Long-term debt                               410,515               -                -         410,515
Capital lease obligations                          -           5,248                -           5,248
Deferred income taxes                         36,603          20,368                -          56,971
Postretirement benefit obligations             6,696               -                -           6,696
Other liabilities                             12,097           6,557                -          18,654
Stockholder's equity (deficit)               (12,146)        174,631         (174,631)        (12,146)
                                        -------------------------------------------------------------------
                                            $523,457        $233,647        $(174,631)       $582,473
                                        ===================================================================

                             Neenah Foundry Company

                                 (In Thousands)


12. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2001

                                                          Subsidiary
                                            Company       Guarantors      Eliminations     Consolidated
                                        -------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                $   4,682     $     (336)      $        -       $   4,346
   Accounts receivable, net                    30,862         38,983                -          69,845
   Inventories                                 21,131         50,564                -          71,695
   Refundable income taxes                      2,148              -                -           2,148
   Deferred income taxes                          559          2,510                -           3,069
   Other current assets                         2,361          3,491                -           5,852
                                        -------------------------------------------------------------------
Total current assets                           61,743         95,212                -         156,955

Investments in and advances to
   subsidiaries                               263,249        (41,712)        (221,537)              -
 Property, plant and equipment, net            87,587        126,246                -         213,833
 Deferred financing costs,
   identifiable intangible assets and
   goodwill, net                              133,255        116,493                -         249,748
 Other assets                                   3,891          2,016                -           5,907
                                        -------------------------------------------------------------------
                                            $ 549,725     $  298,255       $ (221,537)      $ 626,443
                                        ===================================================================


LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                         $   7,534     $   23,034       $        -       $  30,568
   Accrued wages and employee benefits          5,300          7,950                -          13,250
   Accrued interest                            13,567              -                -          13,567
   Other accrued liabilities                    1,200          3,501                -           4,701
   Current portion of long-term debt           20,424              -                -          20,424
   Current portion of capital lease
     obligations                                    -          2,305                -           2,305
                                        -------------------------------------------------------------------
Total current liabilities                      48,025         36,790                -          84,815

Long-term debt                                413,653              -                -         413,653
Capital lease obligations                           -          7,845                -           7,845
Deferred income taxes                          35,357         28,362                -          63,719
Postretirement benefit obligations              6,345              -                -           6,345
Other liabilities                               4,406          3,721                -           8,127
Stockholder's equity                           41,939        221,537         (221,537)         41,939
                                        -------------------------------------------------------------------
                                            $ 549,725     $  298,255       $ (221,537)      $ 626,443
                                        ===================================================================

                             Neenah Foundry Company

                                 (In Thousands)



12. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 2002

                                                          Subsidiary
                                         Company          Guarantors       Eliminations     Consolidated
                                      ---------------------------------------------------------------------

Net sales                               $ 168,519          $ 244,811          $  (8,112)         $ 405,218
Cost of sales                             119,442            229,683             (8,112)           341,013
                                      ---------------------------------------------------------------------
Gross profit                               49,077             15,128                -               64,205

Selling, general and
  administrative expenses                  13,357             15,940                -               29,297
Amortization expense                        1,833              1,996                -                3,829
Provision for impairment of assets            -                5,453                -                5,453
Loss on disposal of equipment                  98                446                -                  544
                                      ---------------------------------------------------------------------
Operating income                           33,789             (8,707)               -               25,082

Other income (expense):
   Interest expense                       (22,568)           (21,383)               -              (43,951)
   Interest income                            805                 14                -                  819
                                      ---------------------------------------------------------------------

Income (loss) from continuing
  operations before income taxes
  and equity in earnings of
  subsidiaries                             12,026            (30,076)               -              (18,050)
Provision (credit) for income
  taxes                                     1,293             (9,682)               -               (8,389)
                                      ---------------------------------------------------------------------
                                           10,733            (20,394)               -               (9,661)
Equity in losses of subsidiaries          (58,436)               -               58,436                -
                                      ---------------------------------------------------------------------
Loss from continuing operations           (47,703)           (20,394)            58,436             (9,661)
Loss from discontinued operations,
  net of income
  taxes                                       -              (38,042)               -              (38,042)
                                      ---------------------------------------------------------------------
Net loss                                $ (47,703)         $ (58,436)         $  58,436          $ (47,703)
                                      =====================================================================

                             Neenah Foundry Company

                                 (In Thousands)


12. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 2001

                                                          Subsidiary
                                         Company          Guarantors       Eliminations     Consolidated
                                     ----------------------------------------------------------------------

Net sales                                $ 160,735           $ 262,300        $(6,128)       $ 416,907
Cost of sales                              113,550             245,315         (6,128)         352,737
                                     ----------------------------------------------------------------------
Gross profit                                47,185              16,985              -           64,170

Selling, general and
  administrative expenses                   11,857              16,160              -           28,017
Amortization expense                         4,919               5,694              -           10,613
Gain on disposal of equipment                  (11)               (423)             -             (434)
                                     ----------------------------------------------------------------------
Operating income                            30,420              (4,446)             -           25,974

Other income (expense):
   Interest expense                        (19,828)            (24,159)             -          (43,987)
   Interest income                             411                  34              -              445
                                     ----------------------------------------------------------------------

Income (loss) from continuing
  operations before income taxes
  and equity in earnings of
  subsidiaries                              11,003             (28,571)             -          (17,568)
Provision (credit) for income
  taxes                                      6,361             (10,510)             -           (4,149)
                                     ----------------------------------------------------------------------
                                             4,642             (18,061)             -          (13,419)
Equity in losses of subsidiaries           (22,096)                  -         22,096                -
                                     ----------------------------------------------------------------------
Loss from continuing operations            (17,454)            (18,061)        22,096          (13,419)
Loss from discontinued operations,
  net of income taxes                            -              (4,035)             -           (4,035)
Gain on sale of discontinued
  operations, net of income
  taxes                                      2,404                   -              -            2,404
                                     ----------------------------------------------------------------------
Net loss                                 $ (15,050)          $ (22,096)       $22,096        $ (15,050)
                                     ======================================================================

                             Neenah Foundry Company

                                 (In Thousands)


12. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 2000

                                                            Subsidiary
                                             Company        Guarantors     Eliminations     Consolidated
                                     ----------------------------------------------------------------------

Net sales                                   $ 191,138         $ 319,367      $  (6,194)        $ 504,311
Cost of sales                                 132,061           280,785         (6,194)          406,652
                                     ----------------------------------------------------------------------
Gross profit                                   59,077            38,582            -              97,659

Selling, general and
  administrative expenses                      15,014            18,605            -              33,619
Amortization expense                            4,916             5,587            -              10,503
(Gain) loss on disposal of
  equipment                                       298              (213)           -                  85
                                     ----------------------------------------------------------------------
Operating income                               38,849            14,603            -              53,452

Other income (expense):
   Interest expense                           (22,003)          (22,408)           -             (44,411)
   Interest income                                764               214            -                 978
                                     ----------------------------------------------------------------------

Income (loss) from continuing
  operations before income taxes
  and equity in earnings of
  subsidiaries                                 17,610            (7,591)           -              10,019
Provision (credit) for income
  taxes                                         8,335            (2,160)           -               6,175
                                     ----------------------------------------------------------------------
                                                9,275            (5,431)           -               3,844
Equity in losses of subsidiaries              (14,418)              -           14,418               -
                                     ----------------------------------------------------------------------
Income (loss) from continuing
  operations                                   (5,143)           (5,431)        14,418             3,844
Loss from discontinued operations,
  net of income taxes                             -              (8,987)           -              (8,987)
                                     ----------------------------------------------------------------------
Net loss                                    $  (5,143)        $ (14,418)     $  14,418         $  (5,143)
                                     ======================================================================

                             Neenah Foundry Company

                                 (In Thousands)


12. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED SEPTEMBER 30, 2002

                                                         Subsidiary
                                          Company         Guarantors      Eliminations     Consolidated
                                     ----------------------------------------------------------------------
  OPERATING ACTIVITIES
  Net loss                                $(47,703)        $(58,436)         $58,436         $(47,703)
  Noncash adjustments                       10,773           46,780                -           57,553
  Changes in operating assets and
    liabilities                            (13,173)          19,759                -            6,586
                                     ----------------------------------------------------------------------
  Net cash provided by (used in)
    operating activities                   (50,103)           8,103           58,436           16,436
                                     ----------------------------------------------------------------------
  INVESTING ACTIVITIES
  Investments in and advances to
    subsidiaries                            62,066           (3,630)         (58,436)               -
  Purchase of property, plant and
    equipment                               (4,510)          (4,545)               -           (9,055)
  Other                                         37             (145)               -             (108)
                                     ----------------------------------------------------------------------
  Net cash provided by (used in)
    investing activities                    57,593           (8,320)         (58,436)          (9,163)

  FINANCING ACTIVITIES
  Proceeds from long-term debt              33,400                -                -           33,400
  Payments on long-term debt and
    capital lease obligations              (15,424)          (2,383)               -          (17,807)
  Debt issuance costs                         (858)               -                -             (858)
                                     ----------------------------------------------------------------------
  Net cash provided by (used in)
    financing activities                    17,118           (2,383)               -           14,735
                                     ----------------------------------------------------------------------

  Increase (decrease) in cash and
    cash equivalents                        24,608           (2,600)               -           22,008
  Cash (overdraft) and cash
    equivalents at beginning
    of year                                  4,682             (336)               -            4,346
                                     ----------------------------------------------------------------------
  Cash (overdraft) and cash
    equivalents at end of year            $ 29,290         $ (2,936)               -          $26,354
                                     ======================================================================

                             Neenah Foundry Company

                                 (In Thousands)


12. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED SEPTEMBER 30, 2001


                                                          Subsidiary
                                          Company         Guarantors      Eliminations     Consolidated
                                      ---------------------------------------------------------------------
  OPERATING ACTIVITIES
  Net loss                                $(15,050)        $(22,096)         $ 22,096        $(15,050)
  Gain on sale of discontinued
    operations                              (4,007)               -                 -          (4,007)
  Noncash adjustments                       11,621           29,156                 -          40,777
  Changes in operating assets and
    liabilities                             (4,849)          (7,584)                -         (12,433)
                                      ---------------------------------------------------------------------
  Net cash provided by (used in)
    operating activities                   (12,285)            (524)           22,096           9,287

  INVESTING ACTIVITIES
  Investments in and advances to
    subsidiaries                            14,650            7,446           (22,096)              -
  Proceeds from disposition of
    business, net of fees                    5,190                -                 -           5,190
  Purchase of property, plant and
    equipment                               (4,371)         (12,511)                -         (16,882)
  Other                                         99            5,133                 -           5,232
                                      ---------------------------------------------------------------------
  Net cash provided by (used in)
    investing activities                    15,568               68           (22,096)         (6,460)

  FINANCING ACTIVITIES
  Proceeds from long-term debt               5,000                -                 -           5,000
  Payments on long-term debt and
    capital lease obligations              (19,677)          (2,376)                -         (22,053)
  Debt issuance costs                         (906)               -                 -            (906)
                                      ---------------------------------------------------------------------
  Net cash used in financing
    activities                             (15,583)          (2,376)                -         (17,959)
                                      ---------------------------------------------------------------------

  Decrease in cash and cash
    equivalents                            (12,300)          (2,832)                -         (15,132)
  Cash and cash equivalents at
    beginning of year                       16,982            2,496                 -          19,478
                                      ---------------------------------------------------------------------
  Cash (overdraft) and cash
    equivalents at end of year            $  4,682         $   (336)         $      -        $  4,346
                                      =====================================================================

                             Neenah Foundry Company

                                 (In Thousands)


12. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED SEPTEMBER 30, 2000


                                                             Subsidiary
                                           Company           Guarantors       Eliminations       Consolidated
                                      -------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                  $ (5,143)          $(14,418)          $ 14,418           $ (5,143)
Noncash adjustments                         14,490             28,591                -               43,081
Changes in operating assets and
  liabilities                               (1,946)            (6,510)               -               (8,456)
                                      -------------------------------------------------------------------------
Net cash provided by operating
  activities                                 7,401              7,663             14,418             29,482

INVESTING ACTIVITIES
Investments in and advances to
  subsidiaries                             (23,061)            37,479            (14,418)               -
Acquisition of business                        -              (29,502)               -              (29,502)
Purchase of property, plant and
  equipment                                 (5,644)           (13,624)               -              (19,268)
Other                                          212              1,233                -                1,445
                                      -------------------------------------------------------------------------
Net cash used in investing
  activities                               (28,493)            (4,414)           (14,418)           (47,325)

FINANCING ACTIVITIES
Proceeds from long-term debt                29,750                -                  -               29,750
Payments on long-term debt and
  capital lease obligations                 (7,528)            (2,269)               -               (9,797)
                                      -------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities                      22,222             (2,269)               -               19,953
                                      -------------------------------------------------------------------------

Increase in cash and cash
  equivalents                                1,130                980                -                2,110
Cash and cash equivalents at
  beginning of year                         15,852              1,516                -               17,368
                                      -------------------------------------------------------------------------
Cash and cash equivalents at end
  of year                                 $ 16,982           $  2,496           $    -             $ 19,478
                                      =========================================================================

                             Neenah Foundry Company

                                 (In Thousands)


13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                               YEAR ENDED SEPTEMBER 30, 2002
                                         --------------------------------------------------------------------
                                           1st Quarter      2nd Quarter        3rd Quarter      4th Quarter
                                         ---------------- ----------------- ------------------ --------------

Net sales                                    $ 88,098         $ 92,852          $115,476          $108,792
Gross profit                                   10,285           11,063            22,073            20,784
Net income (loss)                             (41,074)          (9,167)           (2,209) (a)        4,747


                                                            YEAR ENDED SEPTEMBER 30, 2001
                                         --------------------------------------------------------------------
                                           1st Quarter      2nd Quarter        3rd Quarter      4th Quarter
                                         --------------------------------------------------------------------

Net sales                                    $102,249         $100,898          $111,197          $102,563
Gross profit                                   14,062           11,246            19,669            19,193
Net loss                                       (4,248)          (6,841)           (2,661)           (1,300)



(a)  Net income as previously reported                          $ 1,287
     Adjustment to recognize impairment on long-lived
       assets held for use, net of income taxes of
       $1,883                                                    (3,496)
                                                          -----------------
     Net loss as restated                                       $(2,209)
                                                          =================

During the fourth quarter of fiscal 2002, the Company identified indicators of impairment, which existed at June 30, 2002, at one of its foundries, which is held for use. In accordance with SFAS No. 144, the Company compared the net book value of the respective long-lived assets to the sum of the undiscounted future cash flows expected to be realized from the assets, which resulted in an impairment charge of $5,379. The effect of this impairment charge is to decrease previously reported fiscal 2002 third quarter net income by $3,496.

                Report of Ernst & Young LLP, Independent Auditors

We have audited the consolidated financial statements of Neenah Foundry Company as of September 30, 2002 and 2001 and for each of the three years in the period ended September 30, 2002, and have issued our report thereon dated November 5, 2002 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in the index at Item 15(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Milwaukee, Wisconsin                                    ERNST & YOUNG LLP
November 5, 2002

                                                                     Schedule II

                             NEENAH FOUNDRY COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS
                 Years ended September 30, 2002, 2001, and 2000.
                             (Dollars in Thousands)



                                BALANCE AT     PURCHASE        ADDITIONS
                                BEGINNING     ACCOUNTING       CHARGED TO                         BALANCE AT
         DESCRIPTION            OF PERIOD     ADJUSTMENTS       EXPENSE         DEDUCTIONS      END OF PERIOD
----------------------------------------------------------------------------------------------------------------

Allowance for doubtful
accounts receivable:

  2000                              $ 1,020       $   130          $   242       $   391 (A)       $1,001
                                    =======       =======          =======       =======           ======

  2001                              $ 1,001       $     -          $   761       $   325 (A)       $1,437
                                    =======       =======          =======       =======           ======

  2002                              $ 1,437       $     -          $   533       $   908 (A)       $1,062
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
                                    =======       =======          =======       =======           ======

  2002                              $   485       $     -          $   240       $   240  (B)      $  485
                                    =======       =======          =======       =======           ======

      (B) Reduction for disposition of inventory