Form 10-Q
period 2002-12-31
NEENAH FOUNDRY CO
filed 2003-02-14
CIK 1040599

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended December 31, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                 to
                                         --------------     -----------------

Commission File Number   333-28751

                             NEENAH FOUNDRY COMPANY
          (Exact name of each registrant as it appears in its charter)

        Wisconsin                                             39-1580331
(State or other jurisdiction of                         (IRS Employer ID Number)
incorporation or organization)


2121 Brooks Avenue,  P.O. Box 729, Neenah, Wisconsin                     54957
(Address of principal executive offices)                              (Zip Code)

                                 (920) 725-7000
              (Registrant's telephone number, including area code)

                                      None
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.(1) Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, Class A, $100 par value- 1,000 shares as of January 31, 2003 Common Stock, Class B, $100 par value- 0 shares as of January 31, 2003








(1) The registrant is filing this report pursuant to certain of its indenture obligations and not as required under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                             NEENAH FOUNDRY COMPANY
                                 Form 10-Q Index
                     For the Quarter Ended December 31, 2002

                                                                                                                         Page
Part I. Financial Information
    Item 1. Financial Statements
            Condensed consolidated balance sheets -- December 31, 2002 and September 30, 2002                              3
            Condensed consolidated statements of operations -- Three months ended December 31, 2002
                 and 2001                                                                                                  4
            Condensed consolidated statements of cash flows  --  Three months ended December 31, 2002 and 2001             5
            Notes to condensed consolidated financial statements -- December 31, 2002                                      6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of                                    14
            Operations

    Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                    16

    Item 4. Controls and Procedures                                                                                       16

Part II.  Other Information
    Item 1. Legal Proceedings                                                                                             17
    Item 2. Changes in Securities                                                                                         17
    Item 3. Defaults upon Senior Securities                                                                               17
    Item 4. Submission of Matters to a Vote of Security Holders                                                           17
    Item 5. Other Information                                                                                             17
    Item 6. Exhibits and Reports on Form 8-K                                                                              17

Signatures                                                                                                                17

Certifications                                                                                                            18

                             NEENAH FOUNDRY COMPANY
                         PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                    December 31       September 30
                                                                                       2002              2002(1)
                                                                                    ---------          ---------
                                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ................................................        $  26,632          $  26,354
  Accounts receivable, net .................................................           41,788             56,453
  Inventories ..............................................................           57,090             51,267
  Refundable income taxes ..................................................              -               14,850
  Deferred income taxes ....................................................           15,744             15,744
  Other current assets .....................................................            6,305              5,769
  Current assets of discontinued operations ................................              557              4,233
                                                                                    ---------          ---------
              Total current assets .........................................          148,116            174,670

Property, plant and equipment ..............................................          281,725            278,755
Less accumulated depreciation ..............................................          110,825            105,190
                                                                                    ---------          ---------
                                                                                      170,900            173,565

Deferred financing costs, net ..............................................            6,818              6,656
Identifiable intangible assets, net ........................................           36,219             37,173
Goodwill ...................................................................          180,214            180,214
Other assets ...............................................................           10,153              6,365
Non-current assets of discontinued operations ..............................              -                3,830
                                                                                    ---------          ---------
                                                                                    $ 552,420          $ 582,473
                                                                                    =========          =========
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Accounts payable .........................................................        $  13,426          $  22,591
  Income taxes payable .....................................................              221                -
  Accrued liabilities ......................................................           18,137             29,271
  Current portion of long-term debt ........................................           40,917             40,917
  Current portion of capital lease obligations .............................            2,357              2,353
  Current liabilities of discontinued operations ...........................              248              1,403
                                                                                    ---------          ---------
              Total current liabilities ....................................           75,306             96,535

Long-term debt .............................................................          407,020            410,515
Capital lease obligations ..................................................            4,246              4,816
Deferred income taxes ......................................................           56,971             56,971
Postretirement benefit obligations .........................................            6,810              6,696
Other liabilities ..........................................................           18,628             18,300
Non-current liabilities of discontinued operations .........................              -                  582
                                                                                    ---------          ---------
              Total liabilities ............................................          568,981            594,415

Commitments and contingencies

STOCKHOLDER'S DEFICIT:
  Preferred stock, par value $100 per share -- authorized
    3,000 shares, no shares issued or outstanding ..........................              -                  -
  Common stock, par value $100 per share -- authorized
    11,000 shares, issued and outstanding 1,000 shares .....................              100                100
  Additional paid in capital ...............................................           51,317             51,317
  Accumulated deficit ......................................................          (60,182)           (55,563)
  Accumulated other comprehensive loss .....................................           (7,796)            (7,796)
                                                                                    ---------          ---------
              Total stockholder's deficit ..................................          (16,561)           (11,942)
                                                                                    ---------          ---------
                                                                                    $ 552,420          $ 582,473
                                                                                    =========          =========


See notes to condensed consolidated financial statements.

(1) The balance sheet as of September 30, 2002 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                            Three Months Ended
                                                                               December 31,
                                                                      ---------------------------
                                                                          2002             2001
                                                                      ------------     ------------
                                                                               (Unaudited)

Net sales ....................................................         $ 84,334          $ 84,105
Cost of sales ................................................           72,169            73,691
                                                                      ------------     ------------
Gross margin .................................................           12,165            10,414
Selling, general and administrative expenses .................            5,816             6,446
Amortization of intangible assets ............................              954               958
Gain on disposal of equipment ................................               (9)              (19)
                                                                      ------------     ------------
Total operating expenses .....................................            6,761             7,385
                                                                      ------------     ------------
Operating income .............................................            5,404             3,029
Net interest expense .........................................          (11,488)           (9,953)
                                                                      ------------     ------------
Loss from continuing operations before .......................
income taxes .................................................           (6,084)           (6,924)
Income tax benefit ...........................................           (2,436)           (2,804)
                                                                      ------------     ------------
Loss from continuing operations ..............................           (3,648)           (4,120)
Loss on sale of discontinued operations, net of
  income tax benefit of $(484) ...............................             (726)              -
Loss from discontinued operations, net of income tax
  benefit of $(163) and $(17,540) ............................             (245)          (36,954)
                                                                      ------------     ------------
Net loss .....................................................         $ (4,619)         $(41,074)
                                                                      ============     ============

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                      Three Months Ended
                                                                                          December 31,
                                                                                -----------------------------
                                                                                    2002              2001
                                                                                -----------       -----------
                                                                                          (Unaudited)
OPERATING ACTIVITIES
Net loss ...................................................................     $ (4,619)         $(41,074)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Provision for obsolete inventories ......................................          -              15,187
   Provision for uncollectible accounts receivable .........................          -               3,265
   Provision for impairment of assets ......................................          -              30,646
   Depreciation and amortization ...........................................        6,892             8,281
   Amortization of deferred financing costs and premium on notes ...........          433               308
   Loss on sale of discontinued operations .................................        1,210               -
   Deferred income taxes ...................................................          -             (15,496)
   Changes in operating assets and liabilities  ............................        3,140            (5,874)
        Net cash provided by (used in) operating
        activities .........................................................        7,056            (4,757)
                                                                                -----------       -----------

INVESTING ACTIVITIES
Purchase of property, plant and equipment ..................................       (3,119)           (2,279)
Net proceeds from sale of discontinued operations ..........................        1,038               -
                                                                                -----------       -----------
        Net cash used in investing
        activities .........................................................       (2,081)           (2,279)

FINANCING ACTIVITIES
Proceeds from long-term debt ...............................................          -              23,500
Payments on long-term debt and capital lease obligations ...................       (3,947)           (6,716)
Deferred financing costs ...................................................         (750)              -
                                                                                -----------       -----------
        Net cash provided by (used in) financing
        activities .........................................................       (4,697)           16,784
                                                                                -----------       -----------
Increase in cash and cash equivalents ......................................          278             9,748
Cash and cash equivalents at beginning of period ...........................       26,354             4,346
                                                                                -----------       -----------
Cash and cash equivalents at end of period .................................     $ 26,632          $ 14,094
                                                                                ===========       ===========



See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                December 31, 2002
                                 (In thousands)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah Foundry Company's Annual Report on Form 10-K for the year ended September 30, 2002.

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

The Company has performed the required impairment tests of goodwill as of July 1, 2002 and concluded that an impairment charge resulting from the impairment test is not required. The impairment test was performed based on the expected present value of future cash flows for each of the Company's reporting units.


                                                            December 31, 2002                 September 30, 2002
                                                      ------------------------------    -----------------------------
                                                         Gross                             Gross
                                                        Carrying        Accumulated       Carrying      Accumulated
                                                         Amount        Amortization        Amount       Amortization
                                                      ------------   ---------------    -----------   ---------------
         Amortizable intangible assets:
            Customer lists                              $31,441          $15,597          $31,441          $14,814
            Tradenames                                   22,553            2,790           22,553            2,649
            Other                                         1,295              683            1,295              653
                                                      ------------   ---------------    -----------   ---------------
         Total                                          $55,289          $19,070          $55,289          $18,116
                                                      ============   ===============    ===========   ===============

The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense expected to be recognized in subsequent years ending September 30, is as follows:

                             2003                         $ 3,832
                             2004                           3,832
                             2005                           3,832
                             2006                           3,832
                             2007                           3,195

NOTE 3 -- DISCONTINUED OPERATIONS

During 2002 management initiated a plan for the discontinuation of the operations of Cast Alloys, Inc.(Cast Alloys) by closing its manufacturing facilities. In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations for Cast Alloys have been reported as discontinued operations in the accompanying statements of operations. Previously, Cast Alloys was included in the Castings segment. Revenues for Cast Alloys for the three months ended December 31, 2001 were $6,769.

On December 27, 2002, the Company sold substantially all of the assets of Belcher Corporation (Belcher) for $4,513, comprised of cash ($2,013), a note receivable ($1,500) and preferred stock ($1,000). The result of the transaction, net of fees of $975, was a loss on sale of $726, net of income taxes of $484. With the exception of pension liabilities and post-retirement benefits of employees retiring prior to December 27, 2002, the buyer assumed all liabilities of Belcher in connection with the sale.

In accordance with the provisions of SFAS 144, the results of operations for Belcher have been reported as discontinued operations in the accompanying statements of operations. Previously, Belcher was included in the Castings segment. Revenues for Belcher for the three months ended December 31, 2002 and 2001 were $3,186 and $3,993, respectively.

NOTE 4 -- INVENTORIES

The components of inventories are as follows:



                                                            December 31,            September 30,
                                                               2002                     2002
                                                           -------------           -------------
Raw materials ......................................         $ 4,541                  $ 4,021
Work in process and finished goods .................          39,501                   34,853
Supplies ...........................................          13,048                   12,393
                                                           -------------           -------------
                                                             $57,090                  $51,267
                                                           =============           =============


If the FIFO method of inventory valuation had been used on all components, inventories would have been approximately $1,717 and $1,457 higher than reported at December 31, 2002 and September 30, 2002, respectively.

NOTE 5 -- RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies Emerging Issues Task Force No. 94-3. The adoption of SFAS 146 as of October 1, 2003, did not have a material impact on the Company's consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Since the Company has no stock-based compensation programs, the adoption of SFAS 148 will have no impact to the Company.

NOTE 6 -- GUARANTOR SUBSIDIARIES

The following tables present condensed consolidating financial information as of December 31, 2002 and September 30, 2002 and for the three months ended December 31, 2002 and 2001 for: (a) the Company and (b) on a combined basis, the guarantors of the Senior Subordinated Notes, which include all of the wholly owned subsidiaries of the Company (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2002

                                                                                       Subsidiary
                                                                        Company        Guarantors      Eliminations     Consolidated
                                                                    ----------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                           $  30,212        $  (3,580)       $     -          $  26,632
  Accounts receivable, net                                               19,780           22,008              -             41,788
  Inventories                                                            21,249           35,841              -             57,090
  Refundable income taxes                                                     -                -              -                 -
  Deferred income taxes                                                   8,720            7,024              -             15,744
  Other current assets                                                    2,874            3,431              -              6,305
  Current assets of discontinued operations                                   -              557              -                557
                                                                    ----------------------------------------------------------------
Total current assets                                                     82,835           65,281              -            148,116

Investments in and advances to subsidiaries                             201,938          (35,182)        (166,756)              -
Property, plant and equipment, net                                       82,732           88,168              -            170,900
Deferred financing costs and identifiable intangible assets, net         23,626           19,411              -             43,037
Goodwill                                                                105,765           74,449              -            180,214
Other assets                                                              4,186            5,967              -             10,153
                                                                    ----------------------------------------------------------------
                                                                      $ 501,082        $ 218,094        $(166,756)       $ 552,420
                                                                    ================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                    $   3,885        $   9,541        $     -          $  13,426
  Income taxes payable                                                      221                -              -                221
  Accrued liabilities                                                    10,071            8,066              -             18,137
  Current portion of long0term debt                                      40,917                -              -             40,917
  Current portion of capital lease obligations                                -            2,357              -              2,357
  Current liabilities of discontinued operations                              -              248              -                248
                                                                    ----------------------------------------------------------------
Total current liabilities                                                55,094           20,212              -             75,306

Long0term debt                                                          407,020                -          407,020
Capital lease obligations                                                     -            4,246              -              4,246
Deferred income taxes                                                    36,603           20,368              -             56,971
Postretirement benefit obligations                                        6,810                -              -              6,810
Other liabilities                                                        12,116            6,512              -             18,628
Stockholder's equity (deficit)                                          (16,561)         166,756         (166,756)         (16,561)
                                                                    ----------------------------------------------------------------
                                                                      $ 501,082        $ 218,094        $(166,756)       $ 552,420
                                                                    ================================================================


CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2002


                                                                                       Subsidiary
                                                                         Company       Guarantors      Eliminations     Consolidated
                                                                    ----------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                            $  29,290       $  (2,936)       $     -          $  26,354
  Accounts receivable, net                                                30,829          25,624              -             56,453
  Inventories                                                             20,535          30,732              -             51,267
  Refundable income taxes                                                 14,850             -                -             14,850
  Deferred income taxes                                                    8,720           7,024              -             15,744
  Other current assets                                                     3,372           2,397              -              5,769
  Current assets of discontinued operations                                  -             4,233              -              4,233
                                                                    ----------------------------------------------------------------
Total current assets                                                     107,596          67,074              -            174,670

Investments in and advances to subsidiaries                              198,664         (24,033)        (174,631)             -
Property, plant and equipment, net                                        83,523          90,042              -            173,565
Deferred financing costs and identifiable intangible assets, net          23,922          19,907              -             43,829
Goodwill, net                                                            105,765          74,449              -            180,214
Other assets                                                               4,191           2,174              -              6,365
Non-current assets of discontinued operations                                -             3,830              -              3,830
                                                                    ----------------------------------------------------------------
                                                                       $ 523,661       $ 233,443        $(174,631)       $ 582,473
                                                                    ================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                     $   7,740       $  14,851        $     -          $  22,591
  Accrued liabilities                                                     21,035           8,236              -             29,271
  Current portion of long-term debt                                       40,917             -                -             40,917
  Current portion of capital lease obligations                               -             2,353              -              2,353
  Current liabilities of discontinued operations                             -             1,403              -              1,403
                                                                    ----------------------------------------------------------------
Total current liabilities                                                 69,692          26,843              -             96,535

Long-term debt                                                           410,515             -                -            410,515
Capital lease obligations                                                    -             4,816              -              4,816
Deferred income taxes                                                     36,603          20,368              -             56,971
Postretirement benefit obligations                                         6,696             -                -              6,696
Other liabilities                                                         12,097           6,203              -             18,300
Non-current liabilities of discontinued operations                           -               582              -                582
Stockholder's equity (deficit)                                           (11,942)        174,631         (174,631)         (11,942)
                                                                    ----------------------------------------------------------------
                                                                       $ 523,661       $ 233,443        $(174,631)       $ 582,473
                                                                    ================================================================

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2002

                                                                             Subsidiary
                                                             Company         Guarantors       Eliminations      Consolidated
                                                            ----------------------------------------------------------------

Net sales                                                   $ 34,633          $ 51,077          $ (1,376)         $ 84,334
Cost of sales                                                 25,817            47,728            (1,376)           72,169
                                                            ----------------------------------------------------------------
Gross margin                                                   8,816             3,349               -              12,165

Selling, general and administrative expenses                   2,135             3,681               -               5,816
Amortization of intangible assets                                458               496               -                 954
Gain on disposal of equipment                                    -                  (9)              -                  (9)
                                                            ----------------------------------------------------------------
Operating income (loss)                                        6,223              (819)              -               5,404

Net interest expense                                          (5,854)           (5,634)              -             (11,488)
                                                            ----------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes and equity in loss
  of subsidiaries                                                369            (6,453)              -              (6,084)
Income tax benefit                                              (352)           (2,084)              -              (2,436)
                                                            ----------------------------------------------------------------
                                                                 721            (4,369)              -              (3,648)
Equity in loss of subsidiaries                                (5,340)              -               5,340               -
                                                            ----------------------------------------------------------------
Loss from continuing operations                               (4,619)           (4,369)            5,340            (3,648)
Loss on sale of discontinued operations, net of tax              -                (726)              -                (726)
Loss from discontinued operations, net of tax                    -                (245)              -                (245)
                                                            ----------------------------------------------------------------
Net loss                                                    $ (4,619)         $ (5,340)         $  5,340          $ (4,619)
                                                            ================================================================





CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2001

                                                                             Subsidiary
                                                             Company         Guarantors        Eliminations     Consolidated
                                                            ----------------------------------------------------------------

Net sales                                                   $ 34,696          $ 51,083          $ (1,674)         $ 84,105
Cost of sales                                                 25,639            49,726            (1,674)           73,691
                                                            ----------------------------------------------------------------
Gross profit                                                   9,057             1,357               -              10,414

Selling, general and administrative expenses                   2,658             3,788               -               6,446
Amortization of intangible assets                                458               500               -                 958
Gain on disposal of equipment                                     (2)              (17)              -                 (19)
                                                            ----------------------------------------------------------------
Operating income (loss)                                        5,943            (2,914)              -               3,029

Net interest expense                                          (4,718)           (5,235)              -              (9,953)
                                                            ----------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes and equity in loss
  of subsidiaries                                              1,225            (8,149)              -              (6,924)
Income tax provision (benefit)                                   477            (3,281)              -              (2,804)
                                                            ----------------------------------------------------------------
                                                                 748            (4,868)              -              (4,120)
Equity in loss of subsidiaries                               (41,822)              -              41,822               -
                                                            ----------------------------------------------------------------
Loss from continuing operations                              (41,074)           (4,868)           41,822            (4,120)
Loss from discontinued operations, net of tax                    -             (36,954)              -             (36,954)
                                                            ----------------------------------------------------------------
Net loss                                                    $(41,074)         $(41,822)         $ 41,822          $(41,074)
                                                            ================================================================

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2002

                                                                                Subsidiary
                                                                  Company       Guarantors    Eliminations   Consolidated
                                                            ----------------------------------------------------------------

OPERATING ACTIVITIES
Net loss                                                         $ (4,619)      $ (5,340)      $  5,340       $ (4,619)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                    2,633          4,259            -            6,892
   Amortization of deferred financing costs and
       premium on notes                                               433            -              -              433
   Loss on sale of discontinued operations                            -            1,210            -            1,210
   Changes in operating assets and liabilities                     12,171         (9,031)           -            3,140
                                                            ----------------------------------------------------------------
Net cash provided by (used in)
   operating activities                                            10,618         (8,902)         5,340          7,056

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                        (4,181)         9,521         (5,340)           -
Purchase of property, plant and equipment                          (1,384)        (1,735)           -           (3,119)
Net proceeds from sale of discontinued operations                     -            1,038            -            1,038
Net cash provided by (used in)
investing activities                                        ----------------------------------------------------------------
                                                                   (5,565)         8,824         (5,340)        (2,081)


FINANCING ACTIVITIES
Payments on long-term debt and capital lease obligations           (3,340)          (607)           -           (3,947)
Deferred financing costs                                             (750)           -              -             (750)
                                                            ----------------------------------------------------------------
Net cash used in financing activities                              (4,090)          (607)           -           (4,697)
                                                            ----------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                      963           (685)           -              278
Cash and cash equivalents at beginning
  of period                                                        29,249         (2,895)           -           26,354
                                                            ----------------------------------------------------------------
Cash and cash equivalents at end of period                       $ 30,212       $ (3,580)      $    -         $ 26,632
                                                            ================================================================

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2001


                                                                                Subsidiary
                                                               Company          Guarantors    Eliminations    Consolidated
                                                            ----------------------------------------------------------------

OPERATING ACTIVITIES
Net loss                                                       $(41,074)         $(41,822)      $ 41,822       $(41,074)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Provision for obsolete inventories                               -              15,187            -           15,187
   Provision for uncollectible accounts receivable                  -               3,265            -            3,265
   Provision for impairment of assets                               -              30,646            -           30,646
   Depreciation and amortization                                  2,590             5,691            -            8,281
   Amortization of deferred financing costs and
       premium on notes                                             308               -              -              308
   Deferred income taxes                                            -             (15,496)           -          (15,496)
   Changes in operating assets and liabilities                     (780)           (5,094)           -           (5,874)
                                                            ----------------------------------------------------------------
Net cash used in
   operating activities                                         (38,956)           (7,623)        41,822         (4,757)

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                      33,012             8,810        (41,822)           -
Purchase of property, plant and equipment                        (1,342)             (937)           -           (2,279)
                                                            ----------------------------------------------------------------
Net cash provided by (used in)
   investing activities                                          31,670             7,873        (41,822)        (2,279)

FINANCING ACTIVITIES
Proceeds from long-term debt                                     23,500               -              -           23,500
Payments on long-term debt and capital
  lease obligations                                              (6,101)             (615)           -           (6,716)
                                                            ----------------------------------------------------------------
Net cash provided by (used in) financing activities              17,399              (615)           -           16,784
                                                            ----------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                 10,113              (365)           -            9,748
Cash and cash equivalents at beginning
  of period                                                       4,684              (338)           -            4,346
                                                            ----------------------------------------------------------------
Cash and cash equivalents at end of period                     $ 14,797          $   (703)         $ -         $ 14,094
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

                                                                                       Three months ended
                                                                                           December 31,
                                                                                   --------------------------
                                                                                      2002            2001
                                                                                   -----------    -----------

Revenues from continuing operations:
  Castings                                                                          $ 79,197        $ 76,826
  Forgings                                                                             3,840           6,062
  Other                                                                                5,049           4,692
  Elimination of intersegment revenues                                                (3,752)         (3,475)
                                                                                   -----------    -----------
Consolidated                                                                        $ 84,334        $ 84,105
                                                                                   ===========    ===========

Income (loss) from continuing operations:
  Castings                                                                          $ (8,333)       $ (4,120)
  Forgings                                                                            (2,271)         (1,287)
  Other                                                                                  129            (201)
  Elimination of intersegment loss                                                     6,827           1,488
                                                                                   -----------    -----------
Consolidated                                                                        $ (3,648)       $ (4,120)
                                                                                   ===========    ===========



                                                                                  December 31,    September 30,
                                                                                      2002            2002
                                                                                   -----------    -----------
Total Assets:
  Castings                                                                         $ 659,210       $ 681,754
  Forgings                                                                            40,949          41,584
  Other                                                                               14,546          16,494
  Elimination of intersegment assets                                                (162,285)       (157,359)
                                                                                   -----------    -----------
Consolidated                                                                       $ 552,420       $ 582,473
                                                                                   ===========    ===========

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

The following discussions compare the results of operations of the Company for the three months ended December 31, 2002, to the results of the operations of the Company for the three months ended December 31, 2001.

RESULTS OF OPERATIONS  (dollars in thousands)

Three Months Ended December 31, 2002 and 2001

Net sales. Net sales for the three months ended December 31, 2002 were $84,334 which are $229 or 0.3% higher than the quarter ended December 31, 2001. The increase in net sales was due to a slight increase in demand for industrial castings used in the heating, ventilation and air conditioning (HVAC) market and selling price increases at various locations, offset by a decline in sales in the forgings segment.

Gross margin. Gross margin for the three months ended December 31, 2002 was $12,165, an increase of $1,751, or 16.8%, as compared to the quarter ended December 31, 2001. Gross margin as a percentage of net sales increased to 14.4% for the three months ended December 31, 2002 from 12.4% for the quarter ended December 31, 2001. The increase in gross margin resulted from improved productivity and cost controls implemented in the manufacturing process and selling price increases at various locations.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended December 31, 2002 were $5,816, a decrease of $630, or 9.8%, as compared to the $6,446 for the quarter ended December 31, 2001. Selling, general and administrative expenses decreased as a percentage of net sales to 6.9% compared to the 7.7% for the quarter ended December 31, 2001. The decrease is due to a charge in the prior year for severance costs on a former officer of the Company and an increase in the rebate received from countervailing duties assessed on imported products in the current year.

Amortization of intangible assets. Amortization of intangible assets was $954 for the three months ended December 31, 2002, a decrease of $4, or 0.4%, as compared to the $958 for the quarter ended December 31, 2001.

Operating income. Operating income was $5,404 for the three months ended December 31, 2002, an increase of $2,375 from operating income of $3,029 for the quarter ended December 31, 2001. The increased operating income was the result of higher margins and reduced selling, general and administrative expenses. As a percentage of net sales, operating income increased from 3.6% for the quarter ended December 31, 2001 to 6.4% for the three months ended December 31, 2002.

Net interest expense. Net interest expense from continuing operations was $11,488 for the three months ended December 31, 2002 compared to $9,953 for the quarter ended December 31, 2001. The increased interest expense resulted from $1,105 of interest being allocated to discontinued operations for the quarter ended December 31, 2001 and from a higher level of borrowings outstanding on the Company's Revolving Credit Facility during the three months ended December 31, 2002 as compared to the three months ended December 31, 2001.

Income tax benefit. The income tax benefit for the three months ended December 31, 2002 and 2001 is reasonable to the amount computed by applying the Company's statutory rate of approximately 40% to the loss before income taxes.

Loss from discontinued operations. In December, 2002 the Company sold the assets of Belcher Corporation (Belcher). The disposition of Belcher resulted in a loss of $726, net of tax, which was recognized in the three months ended December 31, 2002. In accordance with the provisions of SFAS 144, the results of operations for Belcher have been reported as discontinued operations in the statement of operations.

In January, 2002 management initiated a plan for the discontinuation of the operations of Cast Alloys by closing its manufacturing facilities. In accordance with the provisions of SFAS 144, the results of operations for Cast Alloys have been reported as discontinued operations in the statement of operations for the three months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

The Company has outstanding $284,700 principal of 11 1/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"). In addition, the Company has a credit agreement (the "Senior Bank Facility" or "Credit Agreement"), as amended, providing for term loans in two tranches, with Tranche A maturing in September 2003 and Tranche B maturing in September 2005, an Acquisition Loan Facility maturing in June 2004, and a Revolving Credit Facility of up to $29,600 (of which $1,100 is reserved for letter of credits) maturing in September 2003. At December 31, 2002, there is $28,500 outstanding on the Revolving Credit Facility, $9,000 outstanding on the Acquisition Loan Facility and $115,800 outstanding under the term loans. The company also has outstanding a $9,900 PIK Note maturing in December 2005.

The Company's liquidity needs will arise primarily from debt service on the above indebtedness, working capital needs and funding of capital expenditures. Borrowings under the Senior Bank Facility bear interest at variable interest rates. Both the Senior Bank Facility and the indentures governing the Senior Subordinated Notes limit the Company's ability to incur additional indebtedness. The covenants contained in the Senior Bank Facility also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, prepay the Senior Subordinated Notes or amend the indentures, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. These covenants also require the Company to maintain leverage, net worth and interest coverage ratios. Effective December 31, 2001, the Credit Agreement was amended to provide relief from the above financial ratio covenants through December 31, 2003, to reduce the amount of the Revolving Credit Facility from $50.0 million to $29.6 million and define minimum EBITDA and liquidity covenants. At December 31, 2002, the Company is in compliance with existing bank covenants.

For the three months ended December 31, 2002 and December 31, 2001, capital expenditures were $3,119 and $2,279, respectively. The increase in capital expenditures of $790 was the result of a return to a level of capital expenditures necessary to maintain equipment and facilities.

The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Revolving Credit Facility. Net cash provided by operating activities for the three months ended December 31, 2002 was $7,056, an increase of $11,813 from cash used in operating activities for the three months ended December 31, 2001 of $4,757. The increase in net cash provided by operating activities was primarily the result of a tax refund received in December, 2002.

The Company continues to closely monitor its cash position with regards to being able to meet its normal operating requirements, including working capital needs and scheduled principal and interest payments on outstanding indebtedness. In December, 2002 the Company received an income tax refund of $18,400 from the carryback of net operating losses which will assist the Company in its efforts to cover its operating requirements and pay obligations under its existing indebtedness for the remainder of fiscal 2003. The Company's ability to meet its operating requirements in fiscal 2004 is dependent on the overall economy and the Company's operating performance.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are more fully described in Note 1 of notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2002. As disclosed in Note 1 of notes to consolidated financial statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

     Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Senior Bank Facility. If market interest rates for such borrowings change by 1% during the remainder of the fiscal year ended September 30, 2003, the Company's interest expense would increase or decrease by approximately $1.2 million. This analysis does not consider the effects of changes in the level of overall economic activity that could occur due to interest rate changes. Further, in the event of an upward change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days prior to the filing date of this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Corporate Vice President - Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and Corporate Vice President - Finance concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. One of the consolidated subsidiaries had inadequate controls and procedures at the time the Company acquired it. The Company has made substantial progress to resolve these inadequacies and is continuing to address them. This issue was considered in the evaluation of disclosure controls and procedures for the Company but did not affect the conclusion referred to above.

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

                                            NEENAH FOUNDRY COMPANY


DATE:   February 13, 2003                     /s/ Gary LaChey
                                            ------------------------------------
                                            Gary LaChey
                                            Corporate Vice President - Finance
                                            (Principal Financial Officer and
                                            Duly Authorized Officer)

CERTIFICATIONS

  I, William M. Barrett, President and Chief Executive Officer of Neenah Foundry Company, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Neenah Foundry Company;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                              a)  designed such disclosure controls and
                                  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                              b)  evaluated the effectiveness of the
                                  registrant's disclosure controls and
                                  procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                              c)  presented in this quarterly report our
                                  conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 13, 2003

                                          /s/William M. Barrett
                                 -------------------------------------
                                            William M. Barrett
                                 President and Chief Executive Officer

CERTIFICATIONS

  I, Gary W. LaChey, Corporate Vice President - Finance of Neenah Foundry Company, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Neenah Foundry Company;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                              a)  designed such disclosure controls and
                                  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                              b)  evaluated the effectiveness of the
                                  registrant's disclosure controls and
                                  procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                              c)  presented in this quarterly report our
                                  conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 13, 2003

                                            /s/Gary W. LaChey
                                   ------------------------------------
                                              Gary W. LaChey
                                    Corporate Vice President - Finance