Form 10-K
period 2004-09-30
NEENAH FOUNDRY CO
filed 2004-12-23
CIK 1040599

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

           FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004.


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

           FOR THE TRANSITION PERIOD FROM           TO          .

                        COMMISSION FILE NUMBER 333-28751
                             NEENAH FOUNDRY COMPANY
             (Exact name of registrant as specified in its charter)

                  WISCONSIN                                      39-1580331
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                     Identification Number)

      2121 BROOKS AVENUE, P.O. BOX 729,                            54957
              NEENAH, WISCONSIN                                  (Zip Code)
   (Address of principal executive offices)

                                 (920) 725-7000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ ]     No [X]

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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter. $0

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes [X]     No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, $100 par value, which are owned as of record by ACP Holding Co. -- 1,000 shares as of November 30, 2004

                                     PART I

ITEM 1.  BUSINESS

     Unless otherwise stated in this document or unless the context otherwise requires, references herein to the "Company", "we", "our", "ours", and "us", include Neenah Foundry Company and its wholly owned subsidiaries, namely-Neenah Transport, Inc., Deeter Foundry, Inc. ("Deeter"), Mercer Forge Corporation ("Mercer"), Dalton Corporation ("Dalton"), Advanced Cast Products ("Advanced Cast Products"), and Gregg Industries, Inc. ("Gregg"), and their respective subsidiaries. "Neenah" refers to Neenah Foundry Company, not including any of its wholly owned subsidiaries. Neenah is a wholly owned subsidiary of NFC Castings, Inc. ("NFC"), which is a wholly owned subsidiary of ACP Holding Company ("ACP").

  OVERVIEW

     Neenah, together with its active domestic subsidiaries, manufactures and markets a wide range of iron castings and forgings for the heavy municipal market and selected segments of the industrial markets. Neenah began business in 1872 and has built a strong reputation for producing quality iron castings. Neenah is one of the largest manufacturers of heavy municipal iron castings in the United States. Neenah's broad range of heavy municipal iron castings includes manhole covers and frames, storm sewer frames and grates, heavy duty airport castings, specialized trench drain castings, specialty flood control castings and ornamental tree grates. Neenah sells these municipal castings throughout the United States to state and local government entities, utility companies, precast concrete manhole structure producers and contractors for both new construction and infrastructure replacement. In addition, Neenah is also a leading manufacturer of a wide range of complex industrial castings, including castings for the transportation industry, a broad range of castings for the farm equipment industry, and specific components for compressors used in HVAC systems.

  BACKGROUND

     On April 30, 1997, pursuant to an Agreement and Plan of Reorganization with NC Merger Company and NFC, Neenah Corporation (the predecessor company) was acquired by NFC, a holding company and a wholly owned subsidiary of ACP. Prior to July 1, 1997, Neenah Foundry Company was one of three wholly owned subsidiaries of Neenah Corporation, a holding company with no significant assets or operations other than its holdings in the common stock of its three wholly owned subsidiaries. The other two wholly owned subsidiaries were Neenah Transport, Inc. and Hartley Controls, an entity that was later sold. On July 1, 1997, Neenah Foundry Company merged with and into Neenah Corporation and the surviving company changed its name to Neenah Foundry Company.

     On March 30, 1998, Neenah acquired all the capital stock of Deeter for $24.3 million. Since 1945, Deeter has been producing gray iron castings for the heavy municipal market. The municipal casting product line of Deeter includes manhole frames and covers, storm sewer inlet frames, grates and curbs, trench grating and tree grates. Deeter also produces a wide variety of special application construction castings. These products are utilized in waste treatment plants, airports, telephone and electrical construction projects.

     On April 3, 1998, Neenah acquired all the capital stock of Mercer for $47.0 million in cash. Founded in 1954, Mercer produces complex-shaped forged components for use in transportation, railroad, mining and heavy industrial applications. Mercer is also a producer of microalloy forgings.

     On September 8, 1998, Neenah acquired all the capital stock of Dalton for $102.0 million in cash. Dalton manufactures and sells gray iron castings for refrigeration systems, air conditioners, heavy equipment, engines, gear boxes, stationary transmissions, heavy duty truck transmissions and other automotive parts.

     On September 8, 1998, the capital stock of Advanced Cast Products, an entity held by ACP prior to the time ACP acquired its interest in NFC, was contributed to Neenah by ACP. Advanced Cast Products is an independent manufacturer of ductile iron castings that are produced through both traditional casting methods and through Advanced Cast Products' Evapcast lost foam casting process. Advanced Cast Products' production capabilities also include a range of finishing operations including austempering and machining. Advanced Cast Products sells its products primarily to companies in the heavy truck, construction equipment, railroad, mining and automotive industries.

     On December 31, 1998, Neenah purchased Cast Alloys, Inc. a manufacturer of investment-cast titanium and stainless steel golf clubheads, for $40.1 million in cash. Neenah discontinued the operations of Cast Alloys, Inc. in January 2002.

     On November 30, 1999, Neenah purchased Gregg, a manufacturer of gray and ductile iron castings, for $22.9 million in cash.

     On October 2, 2000, Neenah sold all of the issued and outstanding shares of common stock of Hartley Controls Corporation.

     On August 8, 2002, Neenah sold substantially all of the assets of Peerless Corporation.

     On December 27, 2002, Neenah sold substantially all of the assets of Belcher Corporation.

  BANKRUPTCY PROCEEDINGS

     Beginning in 2000, several trends converged to create an extremely difficult operating environment for the Company. First, there were dramatic cyclical declines in some of Neenah's most important markets including trucks, railroad, construction and agriculture equipment. Second, there was a major inventory adjustment by manufacturers in the residential segment of the HVAC equipment industry, resulting in fewer orders for Dalton's HVAC castings. Third, domestic foundries have been suffering from underutilized capacity, significantly increased foreign competition, continued price reduction pressure from customers and other competitors, and increased costs associated with heightened safety and environmental regulations. These factors have caused and continue to cause a substantial number of foundries to cease operations or file for bankruptcy protection.

     Beginning in May 2000, we took aggressive steps to offset the impact of the decline in sales and earnings and improve cash flow in the difficult market environment: William Barrett was appointed as the new chief executive officer of NFC; Hartley Controls was sold in September 2000 for $5.0 million in total proceeds; other excess assets were sold for $5.3 million in late 2001; the operations of Cast Alloys, Inc. were discontinued in January 2002; substantially all of the assets of Advanced Cast Product's subsidiary Peerless Corporation were sold for $0.3 million in August 2002; and the assets of Belcher Corporation, a subsidiary of Advanced Cast Products, were sold for $4.0 million in December 2002. Furthermore, management also implemented a significant reduction in the number of employees, a significant reduction in capital expenditures and selected price increases. In January 2003, we engaged Houlihan Lokey Howard & Zukin Capital to assist in the formulation and evaluation of various options for a restructuring, reorganization, or other strategic alternatives.

     Despite these steps, the credit rating agencies began to downgrade our outstanding debt obligations in early 2000. Our 11 1/8% Notes became highly illiquid and traded infrequently. According to data obtained from Telerate, the price of the notes fell from a trailing 12 month high of $57.50 in June 2002 to a trailing 12 month low of $30.00 in late December 2002. The trailing six month average price as of June 23, 2003 was approximately $38.60. As of May 2003, Neenah was not in compliance with the March 31, 2003 EBITDA covenant of its old credit facility and lacked sufficient liquidity to make the then-due interest payment on the 11 1/8% Notes and maintain the liquidity covenants under the old credit facility.

     On May 1, 2003, we launched both an exchange offer for the 11 1/8% Notes and the pre-petition solicitation of acceptances of the plan of reorganization in accordance with section 1126(b) of the Bankruptcy Code. The exchange offer, which was to be completed outside of Bankruptcy Court, did not result in the requisite percentage of 11 1/8% Notes tendered and both the exchange offer and the solicitation of acceptances for the May 1, 2003 plan of reorganization were allowed to expire.

     On July 1, 2003, we launched a pre-petition solicitation of acceptances with respect to an alternative joint plan of reorganization that was ultimately approved. Having received sufficient votes to approve the plan of reorganization, Neenah together with ACP, NFC and all of our wholly-owned domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, as amended, with the United States Bankruptcy Court for the District of Delaware on August 5, 2003. On that same date we submitted to the Bankruptcy Court our Amended Prepackaged Joint Plan of Reorganization, which we refer to as the Plan of Reorganization, and the Disclosure Statement that we used to solicit votes for that plan.

     At the time of the Chapter 11 bankruptcy filing, we had approximately $157 million of existing senior debt under our old credit facility and $282 million of principal and accrued and unpaid interest under our 11 1/8% Notes. We negotiated the continued use of our own cash collateral with our senior lenders, thereby enabling us to utilize our own cash to conduct business operations during the pendency of the Chapter 11 filing.

     Pursuant to the Plan of Reorganization, we conducted a rights offering, whereby holders of the 11 1/8% Notes were given the opportunity to provide up to $110 million additional financing through the purchase of up to $119.996 million face amount of 11% Senior Secured Notes (the "Notes") and warrants to acquire up to 34.2 million shares of common stock of ACP. In case holders of the 11 1/8% Notes failed to subscribe for the full $110.0 million, we also obtained standby commitment agreements from Mackay Shields LLC, Exis Differential Holdings Ltd., Citicorp Mezzanine III, L.P., Trust Company of the West and Metropolitan Life Insurance Company whereby these Standby Purchasers collectively agreed to provide up to $110 million of financing for the Plan of Reorganization by participating in the rights offering (to the extent that they were holders of the 11 1/8% Notes) as well as purchasing any and all unsubscribed securities not subscribed for by the other holders of 11 1/8% Notes. Approximately 94% of the holders of the 11 1/8% Notes participated in the rights offering and the Standby Purchasers were, therefore, only required to fund the shortfall of approximately $6.4 million.

     By order dated September 26, 2003, the Bankruptcy Court confirmed the Plan of Reorganization and the Plan of Reorganization became effective on October 8, 2003. October 8, 2003 is hereinafter referred to as the Effective Date. The Plan of Reorganization allowed us to emerge from bankruptcy with an improved capital structure and, because we had arranged to continue paying our trade debt on a timely basis during the pendency of the Chapter 11 case, at the time of emergence, we had sufficient trade credit to continue operations in the ordinary course of business.

     The Plan of Reorganization resulted in significant changes to our capital structure. Among other things, the Plan of Reorganization provided for the repayment in full of our old credit facility, the cancellation of $282.0 million in principal amount of 11 1/8% Notes, the cancellation of our PIK Note and the elimination of the interests of the former equity owners of our indirect parent company, ACP. The cash proceeds necessary to consummate the Plan of Reorganization were provided from the consummation of the New Credit Facility and the issuance of the Notes. The claims and interests of our various creditors were satisfied as follows:

     - our old credit facility was repaid in cash;

     - our PIK Note was cancelled and Citicorp Mezzanine III, L.P., the holder of that note, received Notes with a principal amount equal to $13.134 million, warrants to acquire 3.8 million shares of common stock of ACP and cash in the amount of $45,400;

     - our outstanding 11 1/8% Notes were cancelled and each holder of 11 1/8% Notes received its pro rata share of (i) $30.0 million in cash, (ii) $100.0 million in aggregate principal amount of new 13% Senior Subordinated Notes due 2013 of the Company, (iii) 38 million shares of common stock of ACP and (iv) rights to acquire for $110 million in cash in the aggregate, units for up to $119.996 million face amount of Notes and warrants to acquire up to 34.2 million shares of common stock of ACP;

     - the following debt and equity instruments were cancelled without further consideration: 12% senior subordinated notes issued by ACP, 12% senior subordinated notes issued by NFC and all equity interests of ACP; and

     - the following claims and equity interests passed through our Chapter 11 bankruptcy proceedings unimpaired: all tax claims, intercompany debt, other secured debt and general unsecured debt and the equity interests of ACP Holding Company in NFC Castings, Inc., equity interests of NFC Castings, Inc. in Neenah and equity interests of Neenah in its direct and indirect subsidiaries.

BUSINESS SEGMENTS -- OVERVIEW

     We have two reportable segments, Castings and Forgings. The Castings segment manufactures and sells iron castings for the municipal and industrial markets, while the Forgings segment manufactures and sells forged components for the industrial market. The segments were determined based upon the production process utilized and the type of product manufactured.

CASTINGS SEGMENT

     We are a leading producer of iron castings for use in heavy municipal and industrial applications. This segment sells directly to tier-one suppliers, as well as to other industrial end users.

  PRODUCTS, CUSTOMERS AND MARKETS

     The castings segment provides a variety of products to both the heavy municipal and industrial markets. Sales to the heavy municipal market are comprised of storm and sanitary sewer castings, manhole covers and frames and storm sewer frames and grates. Sales also include heavy airport castings, specialized trench drain castings, specialty flood control castings and ornamental tree grates. Customers for these products include state and local government entities, utility companies, precast concrete structure producers and contractors. Sales to the industrial market are comprised of differential carriers and casings, transmission, gear and axle housings, yokes, planting and harvesting equipment parts and compressor components. Markets for these products include medium and heavy-duty truck, farm equipment and HVAC manufacturers.

  Heavy Municipal

     Our broad heavy municipal product line consists of two general categories of castings, "standard" and "specialty" castings. Standard castings principally consist of storm and sanitary sewer castings that are consistent with pre-existing dimensional and strength specifications established by local authorities. Standard castings are generally higher volume items that are routinely used in new construction and infrastructure replacement. Specialty castings are generally lower volume products which include heavy-duty airport castings, trench drain castings, flood control castings, special manhole and inlet castings and ornamental tree grates. These specialty items are frequently selected and/or specified from our municipal product catalog and tree grate catalog, which together encompass over 4,400 standard and specialty patterns. For many of these specialty products, we believe that we are the only manufacturer with existing patterns to produce such a particular casting, although a competing manufacturer could elect to make the investment in patterns or equipment necessary to produce a similar casting. We hold a number of patents and trademarks related to their heavy municipal product line.

     We sell our municipal castings to state and local government entities, utility companies, pre-cast concrete manhole structure producers and contractors for both new construction and infrastructure replacement. Our active municipal customers generally make purchase decisions based on a number of criteria, including acceptability of the product per local specification, quality, service, price and the customer's relationship with the foundry.

     During the 70 years that we have manufactured municipal products, we have emphasized servicing specific marketing needs and believe that we have built a strong reputation for customer service. We believe that we are one of the leaders in U.S. heavy municipal casting production and that we have strong name recognition. We have one of the largest sales and marketing force of any foundry serving the heavy municipal market. Our dedicated sales force works out of regional sales offices to market municipal castings to contractors and state and local governmental entities throughout the United States. We operate a number of regional distribution and sales centers throughout the United States. We believe that this regional approach enhances our knowledge of local specifications and our position in the heavy municipal market.

  Industrial

     Industrial castings have increased in complexity and are generally produced in higher numbers than municipal castings. Complexity in the industrial market is determined by the intricacy of a casting's shape, the thinness of its walls and the amount of processing by a customer required before a part is suitable for use. OEMs and their first tier suppliers have been demanding higher complexity parts principally to reduce labor costs in their own production processes by using fewer parts to manufacture the same finished product or assembly and by using parts that require less preparation before being considered a finished product.

     We primarily sell our industrial castings to a limited number of customers with whom we have established close working relationships. These customers base their purchasing decisions on, among other things, our technical ability, price, service, quality assurance systems, facility capabilities and reputation. Our assistance in product engineering plays an important role in winning bids for industrial castings. For the average industrial casting, 12 to 18 months typically elapse between the design phase and full production. The product life cycle of a typical industrial casting is quite long. Although the patterns for industrial castings are owned by the customer and not the foundry as is the case with the patterns for municipal castings, industrial patterns are not readily transferable to other foundries without, in most cases, significant additional investment. Foundries, including our company, generally do not design industrial castings. Nevertheless, a close working relationship between the foundry and the customer during a product launch is critical to reduce potential production problems and minimize the customer's risk of incurring lost sales or damage to its reputation due to a delayed launch. Involvement by a foundry early in the design process generally increases the likelihood that the customer will design a casting within the manufacturing capabilities of such foundry and also improves the likelihood that such foundry will be awarded the casting for full production.

     We estimate that we have historically retained approximately 90% of the castings that we have been awarded throughout the product life cycle, which is typical for the industry. We believe industrial customers will continue to seek out a foundry with a strong reputation for performance that is capable of providing a cost-effective combination of manufacturing technology and quality. Our strategy is to augment our relationships with existing customers by participating in the development and production of more complex industrial castings, while seeking out selected new customers who would value our performance reputation, technical ability and high level of quality and service.

     We employ a dedicated industrial casting sales force at all of our subsidiary locations, with the exception of Deeter. Our sales force supports ongoing customer relationships, as well as working with customers' engineers and procurement representatives and our engineers, manufacturing management and quality assurance representatives throughout all stages of the production process to ensure that the final product consistently meets or exceeds the specifications of our customers. This team approach, consisting of sales, marketing, manufacturing, engineering and quality assurance efforts is an integral part of our marketing strategy.

  MANUFACTURING PROCESS

     Our foundries manufacture gray and ductile iron and cast it into intricate shapes according to customer metallurgical and dimensional specifications. We continually invest in the improvement of process controls and product performance and believe that these investments and our significant experience in the industry have made us one of the most efficient manufacturers of industrial and heavy municipal casting products.

     The casting process involves using metal, wood or urethane patterns to make an impression of a desired shape in a mold made primarily of sand. Cores, also made primarily of sand, are used to make the internal cavities and openings in a casting. Once the casting impression is made in the mold, the cores are set into the mold and the mold is closed. Molten metal is then poured into the mold, which fills the mold cavity and takes on the shape of the desired casting. Once the iron has solidified and cooled, the mold sand is separated from the casting and the sand is recycled. The selection of the appropriate casting method, pattern, core-making equipment and sand, and other raw materials depends on the final product and its complexity, specifications and function as well as the intended production volumes. Because the casting process involves many critical variables, such as choice of raw materials, design and production of tooling, iron chemistry and metallurgy and core and molding sand properties, it is important to monitor the process parameters closely to ensure dimensional precision and metallurgical consistency. We continually seek out ways to expand the capabilities of existing technology to improve our manufacturing processes.

     We also achieve productivity gains by improving upon the individual steps of the casting process such as reducing the amount of time required to make a pattern change or to produce a different casting product. Such time reductions enable us to produce castings in medium volume quantities on high volume, cost-effective molding equipment. Additionally, our extensive effort in real time process controls permits us to produce a consistent, dimensionally accurate casting, which saves time and effort in the final processing stages of production. This dimensional accuracy contributes significantly to our manufacturing efficiency.

     Continual testing and monitoring of the manufacturing process is important to maintain product quality. We, therefore, have adopted sophisticated quality assurance techniques and policies for our manufacturing operations. During and after the casting process, we perform numerous tests, including tensile, proof-load, radiography, ultrasonic, magnetic particle and chemical analysis. We utilize statistical process controls to measure and control significant process variables and casting dimensions. We document the results of this testing in metallurgical certifications that are sometimes included with each shipment to our industrial customers. We strive to maintain systems that provide for continual improvement of operations and personnel, emphasize defect prevention, safety and reduce variation and waste in all areas.

  RAW MATERIALS

     The primary raw materials used to manufacture ductile and gray iron castings are steel scrap, pig iron, metallurgical coke and silica sand. While there are multiple suppliers for each of these commodities, we have generally elected to maintain single-source arrangements with our suppliers for most of these major raw materials except pig iron. Due to long standing relationships with each of our suppliers, we believe that we will continue to be able to secure the proper amount and type of raw materials at competitive prices.

     Although the prices of the raw materials used vary, fluctuations in the price of scrap metal are the most significant to us. We have arrangements with our industrial customers that enable us to adjust industrial casting prices to reflect scrap price fluctuations. In periods of rapidly rising or falling scrap prices, these adjustments will lag the current scrap price because they are generally based on average market prices for prior periods. Such prior periods vary by customer, but are generally no longer than three months. Castings are sometimes sold to the heavy municipal market on a bid basis and after a bid is won the price for the municipal casting generally cannot be adjusted for increases in the prices of raw materials. Rapidly fluctuating scrap prices may, however, have an adverse or positive effect on our business, financial condition and results of operations.

  SEASONALITY

     We have historically experienced moderate cyclicality in the heavy municipal market as sales of municipal products are influenced by, among other things, public spending. There is generally not a large backlog of business in the municipal market due to the nature of the market. In the industrial market, we experience cyclicality in sales resulting from fluctuations in our markets, including the medium and heavy-duty truck and the farm equipment markets, which are subject to general economic trends.

     We experience seasonality in our municipal business where sales tend to be higher during the construction season, which occurs during the warmer months, generally the third and fourth quarters of our fiscal year. We attempt to maintain level production throughout the year in anticipation of such seasonality and therefore do not experience significant production volume fluctuations. We build inventory in anticipation of the construction season. This inventory build-up has a negative impact on working capital and increases our liquidity needs during the second quarter. We have not historically experienced significant seasonality in industrial casting sales.

  COMPETITION

     The markets for our products are highly competitive. Competition is based mainly on price, but also on quality of product, range of capability, level of service and reliability of delivery. We compete with numerous domestic foundries, as well as with a number of foreign iron foundries. We also compete with several large domestic manufacturers whose products are made with materials other than ductile and gray iron, such as steel or aluminum. Industry consolidation over the past 20 years has resulted in a significant reduction in the number of foundries and a rise in the share of production by larger foundries, some of which have significantly greater financial resources than do we. Competition from foreign foundries has had an ongoing presence in the heavy municipal market and continues to be a factor, primarily in the western and eastern United States, due in part to costs associated with transportation.

FORGINGS SEGMENT

     Our forgings segment, operated by Mercer, produces complex-shaped forged components for use in transportation, railroad, mining and heavy industrial applications. Mercer also produces micro alloy forgings. Mercer sells directly to OEMs, as well as to industrial end users. Mercer's subsidiary, A&M, machines forgings and castings for Mercer and other industrial applications. Until the mid-1980's, Mercer produced military tank parts, but successfully converted from a defense contractor to a commercial manufacturer. Mercer produces approximately 500 individually forged components and has developed specialized expertise in forgings of micro alloy steel.

  PRODUCTS, CUSTOMERS AND MARKETS

     Mercer manufactures its products to customer specification with typical production runs of 1,000 or more units. Mercer currently operates mechanical press lines, from 1,300 tons to 4,000 tons. Key markets for Mercer include truck and automotive parts, railroad equipment and general industrial machinery.

     Mercer's in-house sales organization sells directly to end users and OEMs. A key element of Mercer's sales strategy is its ability to develop strong customer relationships through responsive engineering capability, dependable quality and just-in-time delivery performance.

     Demand for forged products closely follows the general business cycles of the various market segments and the demand level for capital goods. While there is a more consistent base level of demand for the replacement parts portion of the business, the strongest expansions in the forging industry coincide with the periods of industrial segment economic growth. Mercer's largest industry segment, the heavy truck segment, is extremely weak. Mercer's other market segments are also showing weakness following general economic slowdowns in those industrial areas. Management attributes this to normal industrial cycles in these markets and adjustments to overbuilds in inventory levels as well as high energy costs.

  MANUFACTURING PROCESS

     Forgings and castings (together with a third process, fabrication) are the principal commercial metal working processes. In forging, metal is pressed, pounded or squeezed under great pressure, with or without the use of heat, into parts that retain the metal's original grain flow, imparting high strength, ductility and resistance properties.

     Forging itself usually entails one of four principal processes: impression die; open die; cold; and seamless rolled ring forging. Impression die forging, commonly referred to as "closed die" forging, is the principal process employed by Mercer, and involves bringing two or more dies containing "impressions" of the part shape together under extreme pressure, causing the forging stock to take the desired shape. Because the metal flow is restricted by the die, this process can yield more complex shapes and closer tolerances than the "open die" forging process. Impression die forging is used to produce products such as military and off-highway track and drive train parts; automotive and truck drive train and suspension parts; railroad engine, coupling and suspension parts; military ordinance parts and other items where close tolerances are required.

     Once a rough forging is produced, regardless of the forging process, it must generally still be machined. This process, known as "finishing" or "conversion," smooths the component's exterior and mating surfaces and adds any required specification, such as groves, threads and bolt holes. The finishing process can contribute significantly to the value of the end product, in particular in certain custom situations where high value specialized machining is required. Machining can be performed either in-house by the forger, by a machine shop which performs this process exclusively or by the end-user.

     An internal staff of engineers designs products to meet customer specifications incorporating computer assisted design workstations for tooling design. Because its forged products are inherently less expensive and stronger, Mercer has been successful in replacing certain cast parts previously supplied by third party foundries. Management believes that Mercer is an industry leader in forging techniques using micro alloy steel which produces parts which are lighter and stronger than those forged from conventional carbon steel.

  RAW MATERIALS

     The principal raw materials used in Mercer's products are carbon and micro alloy steel. Mercer purchases substantially all of its carbon steel from four principal sources. While Mercer has never suffered an interruption of materials supply, management believes that, in the event of any disruption from any individual source, adequate alternative sources of supply are available within the immediate vicinity.

  SEASONALITY

     Mercer has experienced moderate cyclicality in sales resulting from fluctuations in the medium and heavy-duty truck market and the heavy industrial market, which are subject to general economic trends. Mercer's current backlog of industrial market business is smaller than there would be in a stronger, more typical market.

  COMPETITION

     Mercer competes primarily in a highly fragmented industry which includes several dozen other press forgers and hammer forge shops. Hammer shops cannot typically match press forgers for high volume, single component manufacturing or close tolerance production. Competition in the forging industry has also historically been determined both by product and geography, with a large number of relatively small forgers across the country carving out their own product and customer niches. In addition, most end users manufacture some forgings internally, often maintaining a critical minimum level of production in-house and contracting out the balance. The primary basis of competition in the forging industry is price, but engineering, quality and dependability are also important, particularly with respect to building and maintaining customer relationships. Some of Mercer's competitors have significantly greater resources than Mercer. There can be no assurance that Mercer will be able to maintain or improve its competitive position in the markets in which it competes.

INTELLECTUAL PROPERTY

     We have registered, and are in the process of registering, various trademarks and service marks with the U.S. Patent and Trademark Office.

EMPLOYEES

     As of September 30, 2004, we had approximately 2,881 full time employees, of whom 2,352 were hourly employees and 529 were salaried employees. Nearly all of the hourly employees at Neenah, Dalton, Advanced Cast Products and Mercer are members of either the United Steelworkers of America or the Glass, Molders, Pottery, Plastics and Allied Workers International Union. A collective bargaining agreement is negotiated every three to five years. The current agreements expire as follows: Neenah, December 2006; Dalton- Warsaw, April 2005; Dalton-Kendallville, June 2007; Advanced Cast Products-Meadville, October 2005; and Mercer, June 2008. All employees at Deeter and Gregg are non-union. We believe that we have a good relationship with our employees.

ENVIRONMENTAL MATTERS

     Our facilities are subject to federal, state and local laws and regulations relating to the protection of the environment and worker health and safety, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Such laws include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), and the Occupational Health and Safety Act. We believe that each of our operations are currently in substantial compliance with applicable environmental laws, and that we have no liabilities arising under such environmental laws which would have a material adverse effect on our operations, financial condition or competitive position. However, some risk of environmental liability and other cost is inherent in each of our businesses. Any of our businesses might in the future incur significant costs to meet current or more stringent compliance, cleanup or other obligations pursuant to environmental requirements. Such costs may include expenditures related to remediation of historical releases of hazardous substances or clean-up of physical structures prior to decommissioning.

     Under the Federal Clean Air Act Amendments of 1990, the Environmental Protection Agency ("EPA") is directed to establish maximum achievable control technology ("MACT") standards for certain industrial operations that are major sources of hazardous air pollutants ("HAPs"). The iron foundry industry will be required to implement the MACT emission limits, control technologies or work practices by April 2007. We estimate that the total cost for compliance with the MACT standard will be less than $7.0 million.

ITEM 2.  PROPERTIES

     We maintain the following manufacturing, machining, and office facilities. All of the facilities are owned, with the exception of Mercer's machining facility, which is leased.

               ENTITY                     LOCATION                     PURPOSE
               ------                     --------                     -------
Neenah Foundry Company..............  Neenah, WI         2 manufacturing facilitie
                                                         Office facility
Dalton Corporation..................  Warsaw, IN         Manufacturing and office facilities
                                      Kendallville, IN   Manufacturing facility
                                      Stryker, OH        Machining facility
Advanced Cast Products, Inc. .......  Meadville, PA      Manufacturing and office facility
Mercer Forge Corporation............  Mercer, PA         Manufacturing and office facility
                                      Sharon, PA         Machining facility
Deeter Foundry, Inc. ...............  Lincoln, NE        Manufacturing and office facility
Gregg Industries, Inc. .............  El Monte, CA       Manufacturing and office facility

     In addition to the facilities above, Neenah operates thirteen distribution and sales centers. Six of those properties are owned and seven are leased.

     The principal equipment at the facilities consists of molding machines, presses, machining equipment, welding, grinding and painting equipment. We regard our plant and equipment as well maintained and adequate for its needs.

ITEM 3.  LEGAL PROCEEDINGS

     We are involved in routine litigation incidental to our business. Such litigation is not, in our opinion, likely to have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the year ended September 30, 2004.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public market for our common stock. There was one holder of record of our common stock as of September 30, 2004, ACP Holdings, Inc.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     On August 5, 2003, ACP, NFC, Neenah and their domestic wholly-owned subsidiaries filed for bankruptcy protection and emerged therefrom on October 8, 2003. Although the Plan of Reorganization became effective on October 8, 2003, due to the immateriality of the results of operations for the period between October 1, 2003 and the Effective Date, for financial reporting purposes we recorded the fresh-start adjustments necessitated by the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," ("SOP 90-7") on October 1, 2003.

     As a result of our emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, our consolidated financial statements for the periods commencing on October 1, 2003 are referred to as the "Reorganized Company" and will not be comparable with any periods prior to October 1, 2003, which are referred to as the "Predecessor Company" (see Notes 1, 2 and 3 to our consolidated financial statements).

All references to the years ended September 30, 2000, 2001, 2002 and 2003 are to the Predecessor Company. All references to the year ended September 30, 2004 are to the Reorganized Company.

     The following table sets forth our selected historical consolidated financial and other data as of and for the years ended September 30, 2000, 2001, 2002, 2003, and 2004 which have been derived from our historical consolidated financial statements. The information contained in the following table should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our historical consolidated financial statements and related notes included elsewhere in this report. All amounts are presented in thousands.

                                                        PREDECESSOR                          REORGANIZED
                                  --------------------------------------------------------   -----------
                                                     FISCAL YEAR ENDED SEPTEMBER 30,
                                  ----------------------------------------------------------------------
                                  2000(1)(2)(3)(4)   2001(1)(2)(3)   2002(2)(3)   2003(3)       2004
                                  ----------------   -------------   ----------   --------   -----------
STATEMENT OF OPERATIONS DATA:
Net sales.......................      $488,195         $398,782       $387,707    $375,063    $450,942
Cost of sales...................       391,646          335,264        323,740     321,834     375,124
                                      --------         --------       --------    --------    --------
Gross profit....................        96,549           63,518         63,967      53,229      75,818
Selling, general and
  administrative expenses.......        33,093           27,587         28,743      26,132      27,374
Amortization expense............        10,379           10,489          3,829       3,819       7,121
Provision for impairment of
  assets........................            --               --             74          --          --
Other expenses (income).........            85             (434)           544         195         465
                                      --------         --------       --------    --------    --------
Operating income................        52,992           25,876         30,777      23,083      40,858
Interest expense, net...........        42,971           43,009         42,647      46,620      33,363
Reorganization expense..........            --               --             --       7,874          --
                                      --------         --------       --------    --------    --------
Income (loss) from continuing
  operations before taxes.......        10,021          (17,133)       (11,870)    (31,411)      7,495
Provision (credit) for income
  taxes.........................         6,094           (4,004)        (5,917)     (8,541)      3,881
                                      --------         --------       --------    --------    --------
Income (loss) from continuing
  operations....................         3,927          (13,129)        (5,953)    (22,870)      3,614
Loss from discontinued
  operations, net of income
  taxes.........................        (9,070)          (4,325)       (41,750)     (1,095)       (359)
Gain (loss) on sale of
  discontinued operations, net
  of income taxes...............            --            2,404             --      (1,596)         --
                                      --------         --------       --------    --------    --------
Net income (loss)...............      $ (5,143)        $(15,050)      $(47,703)   $(25,561)   $  3,255
                                      ========         ========       ========    ========    ========
BALANCE SHEET DATA (AT END OF
  PERIOD):
Cash and cash equivalents.......      $ 19,478         $  4,346       $ 26,164    $ 24,356    $     --
Working capital.................        86,080           72,140         65,050     102,866      49,918
Total assets....................       666,218          626,443        569,388     536,834     407,440
Total debt......................       449,607          434,077        451,432     439,357     282,218
Total stockholder's equity
  (deficit).....................        58,518           41,939        (12,146)    (39,016)      8,784

---------------

(1) On October 2, 2000, we sold all of the issued and outstanding shares of common stock of Hartley Controls Corporation. The results of the operations of Hartley Controls Corporation have been reported separately as discontinued operations for all periods presented.

(2) During the year ended September 30, 2002, we discontinued the operations of Cast Alloys. The results of Cast Alloys have been reported separately as discontinued operations for all periods presented.

(3) During the year ended September 30, 2003, we sold substantially all of the assets of Belcher Corporation. The results of Belcher Corporation have been reported separately as discontinued operations for all periods presented.

(4) The amounts include the results of Gregg subsequent to November 30, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this annual report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as "believe," "anticipate," "expect" or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and otherwise herein and which may cause actual results to differ materially from those currently anticipated. The forward-looking statements made herein are made only as of the date of this report and we undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

     We derive substantially all of our revenue from manufacturing and marketing a wide range of metal castings and forgings for the heavy municipal market and selected segments of the industrial markets. We have two reportable segments, Castings and Forgings. The Castings segment is a leading producer of iron castings for use in heavy municipal and industrial applications. This segment sells directly to original equipment manufacturers, hereinafter referred to as OEMs, as well as to industrial end users. The forgings segment, operated by Mercer, is a producer of complex-shaped forged components for use in transportation, railroad, mining and heavy industrial applications. Mercer is also a producer of microalloy forgings. Mercer sells directly to OEMs, as well as to industrial end users. Mercer's subsidiary, A&M Specialties, Inc., machines forgings and castings for Mercer and other industrial applications. Restructuring charges and certain other expenses, such as income taxes, general corporate expenses and financing costs, are not allocated between our two operating segments.

BANKRUPTCY PROCEEDINGS

     On August 5, 2003, we, together with ACP, NFC, and all of our wholly-owned domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, as amended, with the United States Bankruptcy Court for the District of Delaware and submitted to the Bankruptcy Court for approval the Disclosure Statement for our Amended Prepackaged Joint Chapter 11 Plan of Reorganization, which we call the Plan of Reorganization.

     By order dated September 26, 2003, the Bankruptcy Court confirmed the Plan of Reorganization and the Plan of Reorganization became effective on October 8, 2003. October 8, 2003 is hereinafter referred to as the "Effective Date". The Plan of Reorganization allowed us to emerge from bankruptcy with an improved capital structure. Because we had arranged to continue paying our trade debt on a timely basis, we had sufficient trade credit to continue operations in the ordinary course of business during the pendency of the Chapter 11 proceedings. On the Effective Date, we entered into a new senior credit facility. See "Liquidity and Capital Resources -- New Credit Facility" below for further discussion.

     The Plan of Reorganization resulted in significant changes to our capital structure. Among other things, the Plan of Reorganization provided for the repayment in full of our old credit facility, the cancellation of $282.0 million in principal amount of 11 1/8% Notes, the cancellation of our PIK Note and the elimination of the interests of the former equity owners of our indirect parent company, ACP. The cash proceeds necessary to consummate the Plan of Reorganization were provided from the consummation of the New Credit Facility and the issuance of 11% Senior Secured Notes (the "Notes"). The claims and interests of our various creditors were satisfied as follows:

     - our old credit facility was repaid in cash;

     - our PIK Note was cancelled and Citicorp Mezzanine III, L.P., the holder of that note, received Notes with a principal amount equal to $13.134 million, warrants to acquire 3.8 million shares of common stock of ACP and cash in the amount of $45,400;

     - our outstanding 11 1/8% Notes were cancelled and each holder of 11 1/8% Notes received its pro rata share of (i) $30.0 million in cash, (ii) $100.0 million in aggregate principal amount of new 13% Senior Subordinated Notes due 2013 of the Company, (iii) 38 million shares of common stock of ACP and (iv) rights to acquire for $110 million in cash in the aggregate, units for up to $119.996 million face amount of Notes and warrants to acquire up to 34.2 million shares of common stock of ACP;

     - the following debt and equity instruments were cancelled without further consideration: 12% senior subordinated notes issued by ACP, 12% senior subordinated notes issued by NFC and all equity interests of ACP; and

     - the following claims and equity interests passed through our Chapter 11 bankruptcy proceedings unimpaired: all tax claims, intercompany debt, other secured debt and general unsecured debt and the equity interests of ACP Holding Company in NFC Castings, Inc., equity interests of NFC Castings, Inc. in Neenah and equity interests of Neenah in its direct and indirect subsidiaries.

     As a result of the Plan of Reorganization, significant changes resulted to our capital structure. Although the Plan of Reorganization became effective on October 8, 2003, due to the immateriality of the results of operations for the period between October 1, 2003 and the Effective Date, for financial reporting purposes we recorded the fresh-start adjustments necessitated by the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," ("SOP 90-7") on October 1, 2003.

     Reorganization value is defined by SOP 90-7 as "the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring." Our reorganization value was $290 million and was determined based on the consideration of many factors and by reliance on various valuation techniques, including comparable company analysis and discounted cash flow analyses.

     As a result of our emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, our consolidated financial statements for the periods commencing on October 1, 2003 are referred to as the "Reorganized Company" and are not comparable with any periods prior to October 1, 2003, which are referred to as the "Predecessor Company" (see Notes 1, 2 and 3 to our consolidated financial statements). All references to years ended September 30, 2003, 2002, 2001, and 2000 are to the Predecessor Company. All references to the periods subsequent to October 1, 2003 are to the Reorganized Company.

REORGANIZED COMPANY FISCAL YEAR ENDED SEPTEMBER 30, 2004 COMPARED TO THE PREDECESSOR COMPANY FISCAL YEAR ENDED SEPTEMBER 30, 2003

     Net Sales. Net sales for the year ended September 30, 2004 were $450.9 million, which was $75.8 million or 20.2% higher than the year ended September 30, 2003. Approximately $34.8 million, which represents 46% of the total increase in net sales, was due to the increased cost of steel scrap charged to customers. Most of the remainder of the increase was due to significantly increased demand for industrial castings used in the heavy duty truck market and lesser increases in construction, agricultural and municipal products. New business at all locations also contributed to sales growth.

     Gross Profit. Gross profit was $75.8 million for the year ended September 30, 2004, which was $22.6 million or 42.4% higher than the year ended September 30, 2003. Gross profit as a percentage of net sales increased to 16.8% during the year ended September 30, 2004 from 14.2% for the fiscal year ended

September 30, 2003. The increase in gross profit resulted from sales volume increases and the efficiencies achieved by operating the manufacturing plants at higher capacity. This increase was partially offset by an approximately $3.3 million increase in scrap metal costs which have not yet been recovered from customers. These increased scrap metal costs are recovered on a delayed basis from the Company's industrial customers and require a general price increase to recover the costs from municipal customers.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended September 30, 2004 were $27.4 million, an increase of $1.3 million from the $26.1 million for the year ended September 30, 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 6.1% for the year ended September 30, 2004 from 7.0% for the fiscal year ended September 30, 2003. The percentage decrease was due to relatively stable selling, general and administrative expenses spread across a larger sales volume.

     Amortization of Intangible Assets. Amortization of intangible assets for the year ended September 30, 2004 was $7.1 million, an increase of $3.3 million from the $3.8 million for the year ended September 30, 2003. The increase was due to the increase in amortizable identifiable intangible assets resulting from applying fresh start accounting as discussed in Note 3 -- Fresh Start Accounting.

     Other Expenses. Other expenses for the years ended September 30, 2004 and 2003 consist of losses of $0.5 million and $0.2 million, respectively, for the disposal of long-lived assets in the ordinary course of business.

     Operating Income. Operating income was $40.9 million for the year ended September 30, 2004, an increase of $17.8 million or 77.0% from the year ended September 30, 2003. The increase was caused by the reasons discussed above under gross profit and was partially offset by slightly higher selling, general and administrative expenses. As a percentage of net sales, operating income increased from 6.2% for the year ended September 30, 2003 to 9.1% for the year ended September 30, 2004.

     Net Interest Expense. Net interest expense decreased to $33.4 million for the year ended September 30, 2004 from $46.6 million for the year ended September 30, 2003. The decreased interest expense resulted from the reduction in borrowing due to the reorganization discussed in Note 2 -- Reorganization.

     Reorganization Expense. We recorded $7.9 million of reorganization expenses in 2003 which related to professional fees incurred in connection with the restructuring of our company and our filing for Chapter 11 bankruptcy protection as well as the write-off of debt issuance costs and premiums related to the 11 1/8% Notes.

     Provision for Income Taxes. The provision for income taxes for the year ended September 30, 2004 is higher than the amount computed by applying our statutory rate of 35% to the income before income taxes principally due to state income taxes and the loss of benefit on current year NOL's due to reorganization.

     Loss from Discontinued Operations. During December, 2002, we sold substantially all of the assets of Belcher. The disposition of Belcher resulted in a loss of $1.6 million net of income taxes, which we recognized in the year ended September 30, 2003. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, or SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations for Belcher have been reported as discontinued operations in the statement of operations for all periods presented.

PREDECESSOR COMPANY FISCAL YEAR ENDED SEPTEMBER 30, 2003 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

     Net Sales. Net sales for the year ended September 30, 2003 were $375.1 million, which was $12.6 million or 3.2% lower than the year ended September 30, 2002. The decrease in net sales resulted from a decreased demand for industrial castings used for the heavy duty truck market. This decrease in demand was caused by prior year demand being inflated by pre-buying to avoid new engine emission standards that became effective October 1, 2002.

     Gross Profit. Gross profit was $53.2 million for the year ended September 30, 2003, which was $10.8 million or 16.9% lower than the year ended September 30, 2002. Gross profit as a percentage of net sales decreased to 14.2% during the year ended September 30, 2003 from 16.5% for the fiscal year ended September 30, 2002. The decrease in gross margin resulted from lower sales volume noted above, higher scrap metal prices and price compression in all market segments due to severe competitive pressures.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended September 30, 2003 were $26.1 million, a decrease of $2.6 million from the $28.7 million for the year ended September 30, 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 7.0% for the year ended September 30, 2003 from 7.4% for the fiscal year ended September 30, 2002. The decrease was due to cost cutting measures undertaken in response to the lower sales volume noted above.

     Amortization of Intangible Assets. Amortization of intangible assets for the years ended September 30, 2003 and 2002 was $3.8 million.

     Other Expenses. Other expenses for the years ended September 30, 2003 and 2002 consist of losses of $0.2 million and $0.5 million, respectively, for the disposal of long-lived assets in the ordinary course of business.

     Operating Income. Operating income was $23.1 million for the year ended September 30, 2003, a decrease of $7.7 million or 25.0% from the year ended September 30, 2002. The decrease was caused by the reasons discussed above under gross profit and was partially offset by lower selling, general and administrative expenses. As a percentage of net sales, operating income decreased from 7.9% for the year ended September 30, 2002 to 6.2% for the year ended September 30, 2003.

     Net Interest Expense. Net interest expense increased to $46.6 million for the year ended September 30, 2003 from $42.6 million for the year ended September 30, 2002. The increased interest expense resulted from interest accrued on the CVC PIK Note and an interest premium on our borrowings under our credit facility in the current year. In addition, $6.3 million of payments to bondholders in connection with the reorganization were classified as interest expense. We did not record $5.0 million of contractual interest expense for interest incurred on the 11 1/8% Notes subsequent to our filing voluntary petitions for relief under Chapter 11 of the Bankruptcy Code.

     Reorganization Expense. We recorded $7.9 million of reorganization expenses in 2003 which related to professional fees incurred in connection with the restructuring of our company and our filing for Chapter 11 bankruptcy protection as well as the write-off of debt issuance costs and premiums related to the 11 1/8% Notes.

     Provision for Income Taxes. The credit for income taxes for the year ended September 30, 2003 is lower than the amount computed by applying our statutory rate of 35% to the loss before income taxes principally due to permanent differences related to the reorganization expenses incurred as noted above.

     Loss from Discontinued Operations. During December, 2002, we sold substantially all of the assets of Belcher. The disposition of Belcher resulted in a loss of $1,596 net of income taxes, which we recognized in the year ended September 30, 2003. In accordance with the provisions of SFAS 144, the results of operations for Belcher have been reported as discontinued operations in the statement of operations for all periods presented.

     In January, 2002, management initiated a plan for the discontinuation of the operations of Cast Alloys, Inc., hereafter referred to as Cast Alloys, by closing its manufacturing facilities. In accordance with the provisions of SF AS 144, the results of operations for Cast Alloys have been reported as discontinued operations in the statement of operations for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

     New Credit Facility. In connection with our Chapter 11 filing and emergence therefrom, we entered into the New Credit Facility with a syndicate of financial institutions for which Fleet Capital Corporation acts as agent, Fleet Securities, Inc. acts as arranger, Congress Financial Corporation (Central) acts individually and as syndication agent and General Electric Capital Corporation acts individually and as documentation agent. The New Credit Facility has a five-year maturity and Neenah Foundry Company and all of its active domestic subsidiaries are the borrowers under the New Credit Facility.

     The New Credit Facility consists of a revolving credit facility of up to $70.0 million (with a $5.0 million sublimit available for letters of credit) and borrowing base term loans in the aggregate amount of $22.085 million. The New Credit Facility has a five-year maturity and bears interest at rates based on the lenders' Base Rate, as defined in the New Credit Facility or an adjusted rate based on LIBOR. Availability under the New Credit Facility is based on various advance rates against our accounts receivable and inventory. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed subject to the terms of the facility. At September 30, 2004, we had approximately $39.5 million outstanding under the revolving credit facility and approximately $19.7 million outstanding under the term loan facility. No portion of the term loan, once repaid, may be reborrowed. The proceeds of the loan facility on the Effective Date were utilized to repay a portion of the old credit facility pursuant to the Plan of Reorganization and other cash distributions.

     NFC and the inactive subsidiaries of Neenah jointly and severally guarantee Neenah's obligations under the New Credit Facility, subject to customary exceptions for transactions of this type. The borrower's and guarantors' obligations under the New Credit Facility are secured by a first priority perfected security interest, subject to customary restrictions, in substantially all of Neenah's tangible and intangible assets. The Notes, and the guarantees in respect thereof, are equal in right of payment to the New Credit Facility, and the guarantees in respect thereof. The liens in respect of the Notes are junior to the liens securing the New Credit Facility and guarantees thereof.

     Voluntary prepayments may be made at any time on the term loan borrowings or the revolving borrowings upon customary prior notice. Prepayments on the term loan borrowings may be made at any time without premium or penalty unless a simultaneous prepayment is being made on the revolving borrowings or if any such prepayment has been made previously. For the first three years of the New Credit Facility, prepayments on the revolving borrowings are subject to certain premiums specified in the New Credit Facility. Mandatory repayments are required under certain circumstances, including a sale of assets or the issuance of debt or equity.

     The New Credit Facility requires Neenah to observe certain customary conditions, affirmative covenants and negative covenants including financial covenants. The New Credit Facility also contains events of default customary for these types of facilities, including, without limitation, payment defaults, material misrepresentations, covenant defaults, bankruptcy and a change of ownership of Neenah Foundry Company, NFC or ACP.

     11% Senior Secured Notes due 2010. In connection with Neenah's Chapter 11 filing and emergence therefrom, Neenah issued Senior Secured Notes due 2010 in the principal amount of $133.1 million, with a coupon rate of 11%. The obligations under the senior secured notes are pari passu in right of payment to the New Credit Facility and the associated guarantees. The liens securing the senior secured notes are junior to the liens securing the New Credit Facility and guarantees thereof. The senior secured notes are subordinate to the New Credit Facility. Interest on the senior secured notes is payable on a semi-annual basis. Neenah's obligations under the notes are guaranteed on a secured basis by each of its wholly-owned subsidiaries. Subject to the restrictions in the New Credit Facility, the notes are redeemable at our option in whole or in part at any time after the fourth anniversary of their issuance, with not less than 30 days nor more than 60 days notice for an amount to be determined pursuant to a formula set forth in the indenture governing the notes. Upon the occurrence of a "change of control" as defined in the indenture governing the notes, Neenah Foundry Company may be required to make an offer to purchase the secured notes at 101% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The secured notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) restrictions on distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The secured notes also contain customary events of default typical to this type of financing, such as (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.

     13% Senior Subordinated Notes due 2013. In connection with Neenah's Chapter 11 filing and emergence therefrom, Neenah Foundry Company issued Senior Subordinated Notes due 2013 in the principal amount of $100.0 million, with a coupon rate of 13%. The obligations under the senior subordinated notes are senior to all of Neenah Foundry Company's subordinated unsecured indebtedness and are subordinate to the New Credit Facility and the senior secured notes. Interest on the senior subordinated notes is payable on a semi-annual basis. Five percent of the interest on the senior subordinated notes will be paid in cash and 8% interest may be paid-in-kind. Neenah Foundry Company's obligations under the notes are guaranteed on an unsecured basis by each of its wholly-owned subsidiaries. Subject to the restrictions in the New Credit Facility, the notes are redeemable at our option in whole or in part at any time, with not less than 30 days nor more than 60 days notice for an amount to be determined pursuant to a formula set forth in the indenture governing the notes. Upon the occurrence of a "change of control" as defined in the indenture governing the notes, Neenah Foundry Company may be required to make an offer to purchase the subordinated notes at 101% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The subordinated notes contain customary covenants typical to this type of financing, such as limitations on
(1) indebtedness, (2) restricted payments, (3) liens, (4) restrictions on distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The subordinated notes also contain customary events of default typical to this type of financing, such as, (1) failure to pay principal and/or interest when due,
(2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.

     For the fiscal years ended September 30, 2004, 2003 and 2002, capital expenditures were $12.7 million, $11.9 million and $9.1 million, respectively. These amounts represent a level of capital expenditures necessary to maintain equipment and facilities.

     The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Revolving Credit Facility. Net cash provided by operating activities for the fiscal year ended September 30, 2004 was $2.7 million, a decrease of $20.3 million from cash provided by operating activities for the fiscal year ended September 30, 2003 of $23.0 million. The decrease in net cash provided by operating activities was primarily due to a large increase in the accounts receivable balance proportional to our increased sales volume. The $23.0 million cash provided by operating activities for the fiscal year ended September 30, 2003 included an income tax refund that the Company received in December, 2002 of $18.4 million from the carryback of net operating losses. Net cash provided by operating activities for the fiscal year ended September 30, 2003 was $23.0 million, an increase of $6.6 million from cash provided by operating activities for the fiscal year ended September 30, 2002 of $16.4 million. The increase in net cash provided by operating activities was primarily due to an income tax refund that the Company received in December, 2002 of $18.4 million from the carryback of net operating losses, partially offset by higher inventory levels in 2003.

     Future Capital Needs. Despite our significant decrease in leverage as a result of the Plan of Reorganization, we are still significantly leveraged and our ability to meet our debt obligations will depend upon future operating performance which will be affected by many factors, some of which are beyond our control. Based on our current level of operations, we anticipate that our operating cash flows and available credit facilities will be sufficient to fund our anticipated operational investments, including working capital and capital expenditure needs, for at least the next twelve months. If, however, we are unable to service our debt requirements as they become due or are unable to maintain ongoing compliance with restrictive covenants, we may be forced to adopt alternative strategies that may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing indebtedness or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all.

     A reconciliation of EBITDA for the fiscal year ended September 30, 2004 is provided below (in thousands):

Net income..................................................   $ 3,255
Income tax provision........................................     3,881
Net interest expense........................................    33,363
Depreciation and amortization...............................    17,992
Loss on disposal of equipment...............................       465
Loss from discontinued operations...........................       359
Gregg non-cash inventory charge.............................     1,172
Deeter non-cash inventory charge............................       624
                                                               -------
Consolidated EBITDA.........................................   $61,111
                                                               =======

     EBITDA is defined in our New Credit Facility and is generally calculated as the sum of net income (excluding non-cash charges), income taxes, interest expense, and depreciation and amortization. EBITDA is adjusted for acquisitions and dispositions. EBITDA is not a measure prepared in accordance with accounting principles generally accepted in the United States, but is being presented because we and our lenders use it to evaluate our operating performance relative to the financial covenants contained in our credit agreement. EBITDA should not be considered a substitute for income from operations, net income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table includes the Company's significant contractual obligations at September 30,2004 (in millions):

                                            EXPECTED PAYMENTS DUE BY PERIOD
                                -------------------------------------------------------
                                                                                 AFTER
                                TOTAL    2005    2006    2007    2008    2009     2009
                                ------   -----   -----   -----   -----   -----   ------
Long term debt................  $242.7   $ 3.2   $ 3.2   $ 3.2   $ 3.2   $ 7.1   $222.8
Interest on long term debt....   207.1    28.4    28.3    28.1    28.0    27.8     66.5
Revolving line of credit......    39.5    39.5      --      --      --      --       --
Interest and fees on revolving
  line of credit..............     0.8     0.8      --      --      --      --       --
Operating leases..............     4.6     1.9     1.2     0.5     0.4     0.3      0.3
Capital lease obligations.....     1.6     1.6      --      --      --      --       --
                                ------   -----   -----   -----   -----   -----   ------
Total contractual cash
  obligations.................  $496.3   $75.4   $32.7   $31.8   $31.6   $35.2   $289.6
                                ======   =====   =====   =====   =====   =====   ======

     As of September 30, 2004, the Company had no material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its pension and post-retirement plans which are discussed in detail in Note 11 of the Notes to Consolidated Financial Statements. As of the most recent actuarial measurement date, the Company anticipates making $4.6 million of contributions to pension plans in fiscal 2005. Post-retirement medical claims are paid as they are submitted and are anticipated to be $.5 million in fiscal 2005.

     Please see "Item 11. Executive Compensation" for discussion of other obligations we have committed to as a result of the Plan of Reorganization.

CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are those that are, in management's view, both very important to the portrayal of our financial condition and results of operations and they require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     Future events and their effects cannot be determined with absolute certainty. The determination of estimates, therefore, requires the exercise of judgment. Actual results may differ from those estimates, and such differences may be material to the financial statements. Our accounting policies are more fully described in Note 4 to our consolidated financial statements included herein.

     We believe that the most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the evaluation of the recoverability of certain assets including goodwill, other intangible assets and fixed assets as well as those estimates used in the determination of reserves related to the allowance for doubtful accounts, obsolescence, workers compensation and pensions and other post-retirement benefits. Various assumptions and other factors underlie the determination of these significant estimates. In addition to assumptions regarding general economic conditions, the process of determining significant estimates is fact-specific and accounts for such factors as historical experience, product mix and, in some cases, actuarial techniques. We constantly reevaluate these significant factors and make adjustments where facts and circumstances necessitate. Historically, our actual results have not significantly deviated from those determined using the estimates described above.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     - Defined-Benefit Pension Plans. We account for our defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions", which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant element in determining our pension expense in accordance with SFAS 87 is the expected return on plan assets. We have assumed that the expected long-term rate of return on plan assets will be 7.50% to 8.50%, depending on the plan. Over the long term, our pension plan assets have earned in excess of these rates; therefore, we believe that our assumption of future returns is reasonable. The plan assets, however, have earned a rate of return substantially less than these rates in the last two years. Should this trend continue, our future pension expense would likely increase. At the end of each year, we determine the discount rate to be used to discount plan liabilities. In developing this rate, we use the Moody's Average AA Corporate Bonds index. At September 30, 2004, we determined the discount rate to be 6.25%. Changes in discount rates over the past few years have not materially affected our pension expense. The net effect of changes in this rate, as well as other changes in actuarial assumptions and experience, have been deferred as allowed by SFAS 87.

     - Other Postretirement Benefits. We provide retiree health benefits to qualified employees under an unfunded plan. We use various actuarial assumptions including the discount rate and the expected trend in health care costs and benefit obligations for our retiree health plan. Consistent with our pension plans, we used a discount rate of 6.25%. In 2004, our assumed healthcare cost trend rate was 8.5% decreasing gradually to 5.0% in 2010 and then remaining at that level thereafter. Changes in these rates could materially affect our future operating results and net worth.

RECENT DEVELOPMENTS

     Subsequent to our fiscal year end, we received a letter of intent from an outside party to buy all of the outstanding stock of Mercer. The long-lived assets of Mercer were classified as held for use as of September 30, 2004. During the quarter ended December 31, 2004 these assets will be transferred to a held for sale classification. In accordance with SFAS No. 144, a calculation will be performed to determine if an impairment charge needs to be recognized to adjust the carrying value of Mercer's long-lived assets to fair value.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the New Credit Facility. If market interest rates for such borrowings change by 1%, the Company's interest expense would increase or decrease by approximately $.6 million. This analysis does not consider the effects of changes in the level of overall economic activity that could occur due to interest rate changes. Further, in the event of an upward change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedules are listed in Part IV Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     (a) Based on their evaluations, as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls an procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file for furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls over financial reporting. There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information as of September 30, 2004, with respect to the persons who are members of the Board of Directors of ACP and our executive officers.

NAME                                        AGE                    POSITION
----                                        ---                    --------
William M. Barrett........................  57    President, Chief Executive Officer and
                                                  Director
Gary W. LaChey............................  58    Corporate Vice President -- Finance,
                                                  Treasurer, Secretary and Chief Financial
                                                  Officer
Phillip C. Zehner.........................  63    Vice President, Assistant Secretary and
                                                  Assistant Treasurer of Neenah Foundry
                                                  Company
Joseph L. DeRita..........................  66    Division President, Dalton Corporation
John H. Andrews...........................  59    Corporate Vice President -- Manufacturing
Benjamin C. Duster, IV, Esq...............  49    Director
Andrew B. Cohen...........................  33    Director
Michael J. Farrell........................  54    Director
Jeffrey G. Marshall.......................  60    Director

     Mr. Barrett has served as our President and Chief Executive Officer since May 2000. Mr. Barrett joined us in 1992 serving as General Sales
Manager -- Industrial Castings until May 1, 1997. Mr. Barrett was Vice President and General Manager from May 1, 1997 to September 30, 1998 and President from October 1, 1998 to April 30, 2000. From 1985 to 1992, Mr. Barrett was the Vice President -- Sales for Harvard Industries Cast Products Group. Mr. Barrett has also been one of our directors since May 2000.

     Mr. LaChey has served as our Corporate Vice President -- Finance since June 2000. Mr. LaChey joined us in 1971 and has served in a variety of positions of increasing responsibility in the finance department. Mr. LaChey was most recently Vice President -- Finance, Treasurer and Secretary.

     Mr. Zehner has served as our Vice President, Assistant Secretary and Assistant Treasurer since June 2000. Mr. Zehner joined the Company in 1974, serving in a variety of positions of increasing responsibility in the finance department.

     Mr. DeRita has served as Division President of the Dalton Corporation since 1999. He joined Newnam Manufacturing in 1989 and became the Vice
President -- Sales when the Dalton Corporation acquired Newnam Manufacturing in 1992. Prior to joining our company, Mr. DeRita was the Manager of Engineering and Maintenance at Erie Malleable, the same position he held previously at Zurn Industries.

     Mr. Andrews has served as our Corporate Vice President -- Manufacturing since August 2003. Mr. Andrews joined us in 1988 and has served in a variety of manufacturing positions with increasing responsibility. Prior to joining Neenah Foundry, Mr. Andrews was Division Manager for Dayton Walther Corporation's Camden Casting Center from 1986 to 1988 and served as Manufacturing Manager and then Plant Manager for Waupaca Foundry's Marinette Plant from 1973 to 1986.

     Mr. Duster has served as a director since October 2003. Mr. Duster is currently Chairman of the Board of Algoma Steel, Inc., a Toronto Stock Exchange listed integrated steel manufacturer based in Canada. Mr. Duster is also a principal in Masson & Company, a financial restructuring advisory and turnaround management firm based in New York.

     Mr. Cohen has served as a director since October 2003. Mr. Cohen is currently an analyst at SAC Capital Advisors, LLC. Previously, Mr. Cohen spent six years in the investment banking division of Morgan Stanley. Mr. Cohen received his BA and MBA degrees from the University of Pennsylvania.

     Mr. Farrell has served as a director since February 2003. Mr. Farrell is currently the President of Farrell & Co., a merchant banking firm specializing in heavy manufacturing companies, and the Chief Executive Officer of Standard Steel, LLC. Mr. Farrell has also served in executive capacities for MK Rail Corporation, Motor Coils Manufacturing Co. and Season-ALL Industries. Mr. Farrell currently also serves as a director of C-Cor.net Corp. and Federated Investors, Inc. Mr. Farrell is a certified public accountant.

     Mr. Marshall has served as a director since October 2003. Mr. Marshall is currently the Chairman of Smith Marshall, a subsidiary of the NextMedia Company Limited. Previously, he was the President and Chief Executive Officer of Aluma Enterprises, Inc., a construction technology company, for six years. Prior to joining Aluma Enterprises, Inc., Mr. Marshall successively held the positions of President and Chief Executive Officer at Marshall Steel Limited, Marshall Drummond McCall Inc. and the Ontario Clean Water Agency.

AUDIT COMMITTEE FINANCIAL EXPERT

     The Board of Directors has determined that all members of the Audit Committee are independent and financially literate in accordance with the audit committee requirements of the NYSE. The Board has determined that Mr. Michael J. Farrell is an audit committee financial expert within the meaning of SEC rules.

CODE OF ETHICS

     The Company has adopted a Code of Ethics applicable to all officers of the Company as well as certain other key accounting staff. A copy of the Code of Ethics can be obtained free of charge by writing to the Company.

BOARD COMPOSITION

     The Board of Directors of ACP, the ultimate parent company of Neenah Foundry Company consists of five directors. ACP's Amended and Restated Bylaws permits the holders of a majority of the shares of common stock of ACP then entitled to vote at an election of directors, to remove any director or the entire board of directors at any time, with or without cause. Under ACP's Amended and Restated Bylaws, vacancies on the Board of Directors may be filled by the affirmative vote of a majority of the holders of ACP's outstanding stock entitled to vote thereon.

DIRECTOR COMPENSATION

     Subject to certain limitations, each member of the Board of Directors of ACP who is not an officer of ACP shall be entitled to receive annual compensation for their services in the amount $40,000, payable in cash quarterly in four equal installments, and are entitled to receive reimbursement by ACP for all reasonable out-of-pocket expenses, including, without limitation, travel expenses, incurred by such director in connection with the performance of such director's duties. In addition, each member of the Board of Directors that is not an officer of our company shall be paid a fee of $1,000 for in person attendance at annual, regular, special and adjourned meetings of the Board of the Directors of the company or committee meetings of the Board of the Directors of the company. On the Effective Date, we issued 200,000 shares of common stock representing 0.25% of ACP's Common Stock on a fully-diluted basis as of the Effective Date to each outside director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current members of the Compensation Committee of ACP's Board of Directors are Andrew B. Cohen and Benjamin C. Duster, IV, Esq. The current members of the Audit Committee of ACP's Board of Directors are Michael J. Farrell and Jeffrey G. Marshall.

     During fiscal 2004, no executive officer of ACP:

     - served as a member of the compensation committee or other board committee performing similar functions or, in the absence of any such committee, the board of directors, of another entity, one of whose executive officers served on ACP's Compensation Committee;

     - served as a director of another entity, one of whose executive officers served on ACP's Compensation Committee; or

     - served as a member of the compensation committee or other board committee performing similar functions or, in the absence of any such committee, the board of directors, of another entity, one of whose executive officers served as a director of ACP.

LIMITATIONS ON DIRECTORS' LIABILITY AND INDEMNIFICATION

     The Amended and Restated Bylaws of ACP which became effective on October 8, 2003, provide that, to the extent permitted by the Delaware General Corporate Law, or DGCL, it will indemnify its current and former directors and officers against all expenses actually and reasonably incurred by them as a result of their being threatened with or otherwise involved in any action, suit or proceeding by virtue of the fact that they are or were an officer or director of ACP. ACP, however, is not required to indemnify an officer or director for an action, suit or proceeding commenced by that officer or director unless it authorized that director or officer to commence the action, suit or proceeding. The Amended and Restated Bylaws of ACP also provide that ACP shall advance expenses incurred by any person it is obligated to indemnify, upon presentation of appropriate documentation.

     Furthermore, the Amended and Restated Bylaws of ACP provide that ACP may purchase and maintain insurance on behalf of its directors and officers against any liability, expense or loss, whether or not it would otherwise have the power to indemnify such person under its Amended and Restated Bylaws or the DGCL.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors, officers and controlling persons of ACP pursuant to the foregoing provisions, or otherwise, ACP has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11.  EXECUTIVE COMPENSATION

     Summary Compensation Table. The following summarizes, for the year indicated, the principal components of compensation for our Chief Executive Officer and our other four highest compensated executive officers (collectively, the "named executive officers"). The compensation set forth below fully reflects compensation for work performed on our behalf.

                                                                                        LONG-TERM
                                                                                      COMPENSATION
                                                 ANNUAL COMPENSATION                     AWARDS
                                        --------------------------------------   -----------------------
                                                                   OTHER         RESTRICTED   SECURITIES
                               FISCAL                              ANNUAL          STOCK      UNDERLYING    LTIP      ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR     SALARY     BONUS     COMPENSATION(1)      AWARDS      OPTIONS     PAYOUTS   COMPENSATION
---------------------------    ------   --------   --------   ----------------   ----------   ----------   -------   ------------
William M. Barrett...........   2004    $483,337   $100,000       $42,907           --           --        $    --       --
  President and Chief
  Executive                     2003     342,704     59,617        38,685           --           --             --       --
  Officer and Director          2002     306,254         --        35,684           --           --         35,684       --
Gary W. LaChey...............   2004     242,996    100,000        42,504           --           --             --       --
  Corporate Vice
  President --                  2003     234,996     45,526        38,143           --           --             --       --
  Finance, Treasurer,
  Secretary and                 2002     219,374         --        35,110           --           --         35,110       --
  Chief Financial Officer
John H. Andrews..............   2004     193,336     34,680        41,885           --           --             --       --
  Corporate Vice
  President --                  2003     172,501     40,929        35,113           --           --             --       --
  Manufacturing                 2002     154,658     22,362        36,171           --           --         22,362       --
Phillip C. Zehner............   2004     139,020     41,897        37,573           --           --             --       --
  Vice President, Assistant     2003     133,250     32,998        35,498           --           --             --       --
  Secretary and Assistant
  Treasurer                     2002     129,000     19,124        32,701           --           --         32,701       --
Joseph L. DeRita.............   2004     243,000         --        21,035           --           --             --       --
  Division President, Dalton    2003     235,000         --        29,635           --           --             --       --
  Corporation                   2002     224,000         --        18,015           --           --         18,015       --

---------------

(1) The named officers have participated in our voluntary profit sharing contributions or matching 401(k) contributions and excess benefit programs. The aggregate payments made by the Company pursuant to such employee benefits programs are listed on the above table as "Other Annual Compensation."

EMPLOYMENT AGREEMENTS

     We have entered into employment agreements with certain members of our management. The agreements establish a base salary as well as a severance payment calculation in the event of termination, health (subject to satisfying insurability requirements), 401 (k) and other benefits that the named employees are entitled to receive. Non-competition and non-solicitation agreements have been signed as part of the employment agreements, which will apply during a period of three years for our chief executive officer and two years for the chief financial officer and other members of management of the Company, in each case, after termination. We have executed employment agreements with the following executives: John Andrews, William M. Barrett, Joseph L. DeRita, Frank
C. Headington, Timothy Koller, Gary W. LaChey, William Martin, Steve Shaffer and Joseph Varkoly.

MANAGEMENT INCENTIVE PLAN

     Under the Management Incentive Plan, members of management and certain other specified employees will receive annual performance awards if the Company achieves certain EBITDA targets set by the board of director of the Company at the beginning of each fiscal year. The bonus paid will equal (i) 50% of the target bonus amount for each individual should the Company reach 85% of the EBITDA target, (ii) 100% of the target bonus on reaching 100% of the target EBITDA and (iii) 200% of the target bonus on reaching 120% of the target EBITDA. Target bonuses range up to 35.0% of base salary depending upon job responsibility. Earned bonus is payable within ten business days of the approval of the Company's audited financial statements by the board of directors.

     In addition, a one time aggregate incremental $450,000 emergence bonus was paid upon emergence in 2004 to certain members of management upon the Effective Date.

     For 2005 and beyond, the executives and certain other specified employees will receive annual performance awards upon achieving certain milestones, including EBITDA targets, debt reduction targets and other certain criteria as determined from time to time by the compensation committee of the board of directors of Reorganized Neenah. Target bonus as a percentage of salary for each member of management will be consistent with historical levels. Target levels, timing of payments and other terms and conditions of the annual incentive plan will be determined by the Company's compensation committee.

2003 MANAGEMENT EQUITY INCENTIVE PLAN

     Under the 2003 Management Equity Incentive Plan, which was established on the Effective Date, certain members of management received restricted shares which represented 5% of common stock of ACP on a fully diluted basis as of the Effective Date. The 4,000,000 restricted shares issued pursuant to the 2003 Management Equity Incentive Plan were 25% vested upon grant and the balance will vest on an annual straight-line basis over the ensuing three years subject to acceleration on a Change of Control, as defined in the 2003 Management Equity Incentive Plan, termination (other than for Cause) or an event that triggers tag-along or drag-along rights described below. The 2003 Management Equity Incentive Plan also provides that a pool of options for an additional 5% of common stock of ACP be reserved for future grants as determined by the compensation committee of the new board of directors of ACP. The 2003 Management Equity Incentive Plan provides certain members of management with certain tag-along and drag-along rights with respect to any transaction involving a sale of 50% or more of the equity of the Company on a fully diluted basis, or a sale of substantially all of the assets, or a merger or other transaction having similar effect in a single transaction or a series of transactions to the same party and anti-dilution protection.

2003 SEVERANCE AND CHANGE OF CONTROL PLAN

     Under our 2003 Severance and Change of Control Plan, the executives with whom we have executed employment agreements, shall be entitled to receive Severance Payments, as defined in the 2003 Severance and Change of Control Plan, if the Company terminates his or her employment without cause or if he or she terminates his or her employment with cause and a Change of Control Payment if a participating executive's employment is terminated or the executive resigns from employment for Good Reason within 180 days of a Change of Control, as such terms are defined in the 2003 Severance and Change of Control Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information known to us with respect to the beneficial ownership of the common stock of ACP, our parent company, as of September 30, 2004:

     - each person or entity who owns of record or beneficially more than 5% or more of any class of our voting securities;

     - each of the named executive officers of our Company;

     - each director of ACP; and

     - all directors and named executive officers as a group.

                                                              SHARES BENEFICIALLY OWNED
                                                              -------------------------
NAME OF BENEFICIAL OWNER(1)(2)(3)                               NUMBER      PERCENTAGE
---------------------------------                             -----------   -----------
Mackay Shields LLC(4).......................................  19,834,492       24.6%
Citicorp Mezzanine III, L.P.(5).............................  11,890,846       14.7%
Trust Company of the West(6)................................   6,206,107        7.7%
William M. Barrett(7).......................................   1,250,000        1.6%
Gary W. LaChey(8)...........................................     955,882        1.2%
Joseph L. DeRita(9).........................................     404,412          *
John H. Andrews(10).........................................     147,059          *
Benjamin C. Duster, IV, Esq(11).............................     200,000          *
Andrew B. Cohen(11).........................................     200,000          *
Michael J. Farrell(11)......................................     200,000          *
Jeffrey G. Marshall(11).....................................     200,000          *
All executive officers and directors as a group (8
  persons)(12)..............................................   3,557,353        4.4%

---------------

  *  Less than 1%

 (1) Unless otherwise indicated, the business address of each person named in the table above is c/o Neenah Foundry Company, 2121 Brooks Avenue, Neenah, Wisconsin 54957.

 (2) As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (1) the power to vote, or direct the voting of, such security or (2) investing power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days of October 8, 2003. Except as otherwise noted, the persons and entities listed on this table have sole voting and investment power with respect to all of the shares of common stock owned by them. Calculations are based on a total of 80,800,000 shares of common stock outstanding as of October 8, 2003.

 (3) Includes the following number of shares issuable upon conversion of warrants exercisable within 60 days of October 8,2003: (1) 9,879,031 warrants by Mackay Shields LLC; (2) 90,644 warrants by Exis Differential Holdings Ltd.; 7,848,293 warrants by Citicorp Mezzanine III, L.P.; 3,113,554 warrants by Trust Company of the West and (3) 217,547 warrants by Metropolitan Life Insurance Company.

 (4) The address for Mackay Shields LLC is 9 West 57th Street, 33rd Floor, New York, NY 10019.

 (5) Citicorp Mezzanine III, L.P. received 4,096,665 warrants for being a Standby Purchaser and 3,751,628 warrants in exchange for cancellation of the PIK Note. The address for Citicorp Mezzanine III, L.P. is 399 Park Avenue, 14th Floor, New York, NY 10043.

 (6) Includes shares held by TCW Shared Opportunity Fund II, L.P., Shared Opportunity Fund IIB LLC, TCW Shared Opportunity Fund IV, L.P., TCW Shared Opportunity Fund IVB, L.P., AIMCO CDO, Series 2000-A, TCW High Income Partners, Ltd. and TCW High Income Partners II, Ltd. The Trust Company of the West is the ultimate beneficial holder of these shares. The address for Trust Company of the West is 11100 Santa Monica Boulevard, Suite 2000, Los Angeles, CA 90025.

 (7) Includes 937,500 unvested shares of common stock. One-third of the unvested shares shall vest on a cumulative basis on each anniversary of the Effective Date, if as of such date, Mr. Barrett is still in our employ.

 (8) Includes 716,912 unvested shares of common stock. One-third of the unvested shares shall vest on a cumulative basis on each anniversary of the Effective Date, if as of such date, Mr. LaChey is still in our employ.

 (9) Includes 303,309 unvested shares of common stock. One-third of the unvested shares shall vest on a cumulative basis on each anniversary of the Effective Date, if as of such date, Mr. DeRita is still in our employ.

(10) Includes 110,294 unvested shares of common stock. One-third of the unvested shares shall vest on a cumulative basis on each anniversary of the Effective Date, if as of such date, Mr. Andrews is still in our employ.

(11) Pursuant to the Plan of Reorganization, Messrs. Duster, Cohen, Farrell and Marshall each received 200,000 shares of common stock as of the Effective Date.

(12) Excludes 1,242,647 shares beneficially owned by certain executive employees of our Company and certain of our subsidiaries. Collectively, our management and directors own an aggregate of 4,800,000 shares of our common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH ACP HOLDINGS

     ACP Holdings is the parent company of NFC Castings, Inc., and thus ACP Holdings indirectly owns 100% of the Common Stock of the Company. William M. Barrett, who serves as the President and Chief Executive Officer of the Company, currently serves as President and Chief Executive Officer of ACP Holdings.

RELATIONSHIP WITH THE STANDBY PURCHASERS

     As a result of the standby purchase agreements that we entered into with the Standby Purchasers, we gave certain of the Standby Purchasers the right to name members to our board of directors. Mackay Shields LLC may designate two members of our board of directors and Citicorp Venture Capital, Ltd. and Trust Company of the West may each designate one member of our board of directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     We paid the following fees to Ernst & Young LLP in 2004 and 2003:

          Audit Fees. Fees for audit services totaled $484,400 and $372,600 for the years ended September 30, 2004 and 2003, respectively, which included fees associated with the annual audit, filings under the Securities Act of 1933, as amended, and other services performed related to regulatory filings.

          Audit-Related Fees. Fees for audit-related services totaled $21,600 and $0 for the years ended September 30, 2004 and 2003, respectively, for accounting consultations.

          Tax Fees. Fees for tax services totaled $482,000 and $895,200 for the years ended September 30, 2004 and 2003, respectively, and consisted primarily of tax consulting services.

          All Other Fees. There were no other fees incurred by the Company during the years ended September 30, 2004 and 2003. The Company's Audit Committee appoints the independent auditors and pre-approves the services. The Audit Committee has considered whether the fees of Ernst & Young LLP for non-audit services is compatible with maintaining Ernst & Young LLP's independence.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Consolidated Financial Statements of Neenah Foundry Company

                                                                      PAGE
                                                                      ----
        Report of Independent Registered Public Accounting Firm.....   34
        Consolidated Balance Sheets.................................   35
        Consolidated Statements of Operations.......................   37
        Consolidated Statements of Changes in Stockholder's Equity
        (Deficit)...................................................   38
        Consolidated Statements of Cash Flows.......................   39
        Notes to Consolidated Financial Statements..................   41
   (2)  Financial Statements Schedules
        Report of Independent Registered Public Accounting Firm.....   69
        Schedule II -- Valuation and Qualifying Accounts of Neenah
        Foundry Company.............................................   70

     Schedules I, III, IV, and V are omitted since they are not applicable or not required under the rules of Regulation S-X.

     (b)Exhibits

     See Exhibit Index.

     (c)None required

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Neenah, State of Wisconsin, on December 23, 2004.

                                          NEENAH FOUNDRY COMPANY
                                          (Registrant)

                                                  /s/ GARY W. LACHEY
                                          --------------------------------------
                                                      Gary W. LaChey
                                             Corp. Vice President -- Finance
                                            (Principal Financial and Principal
                                                   Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 23, 2004, by the following persons on behalf of the registrant and in the capacities indicated.

           /s/ WILLIAM M. BARRETT                           /s/ GARY W. LACHEY
---------------------------------------------  ---------------------------------------------
             William M. Barrett                               Gary W. LaChey
                President and                         Corp. Vice President -- Finance
      Chief Executive Officer, Director             (Principal Financial and Principal
        (Principal Executive Officer)                       Accounting Officer)

           /s/ JEFFREY G. MARSHALL                        /s/ MICHAEL J. FARRELL
---------------------------------------------  ---------------------------------------------
             Jeffrey G. Marshall                            Michael J. Farrell
                  Director                                       Director

      /s/ BENJAMIN C. DUSTER, IV, ESQ.                      /s/ ANDREW B. COHEN
---------------------------------------------  ---------------------------------------------
        Benjamin C. Duster, IV, Esq.                          Andrew B. Cohen
                  Director                                       Director

                                 EXHIBIT INDEX

  2.1 Disclosure Statement for Pre-Petition Solicitation of Votes with respect to the Prepackaged Joint Plan of Reorganization of ACP Holding Company, NFC Castings, Inc. and Neenah
         Foundry Company (incorporated by reference to Exhibit T3E-1 to application for qualification of indenture on Form T-3
         (File No. 022-28687)).
  2.2    Prepackaged Joint Plan of Reorganization of ACP Holding
         Company, NFC Castings, Inc., Neenah Foundry Company and
         Certain of its Subsidiaries under Chapter 11 of the United
         States Bankruptcy Code (incorporated by reference to Exhibit
         T3E-2 to application for qualification of indenture on Form
         T-3 (File No. 022-28687)).
  3.1    Amended and Restated Certificate of Incorporation of Neenah
         Foundry Company.*
  3.2    Third Amended and Restated Certificate of Incorporation of
         ACP Holding Company.*
  3.3    Amended and Restated Certificate of Incorporation of NFC
         Castings, Inc.*
  3.4    Amended and Restated Certificate of Incorporation of
         Advanced Cast Products, Inc.*
  3.5    Amended and Restated Articles of Incorporation of Dalton
         Corporation.*
  3.6    Articles of Incorporation of Dalton Corporation, Warsaw
         Manufacturing Facility.*
  3.7    Articles of Incorporation of Dalton Corporation, Stryker
         Manufacturing Facility.*
  3.8    Articles of Incorporation of Dalton Corporation, Ashland
         Manufacturing Facility.*
  3.9    Amended and Restated Incorporation of Incorporation of
         Dalton Corporation, Kendallville Manufacturing Facility.*
  3.10   Amended and Restated Certificate of Incorporation of Deeter
         Foundry, Inc.*
  3.11   Amended Articles of Incorporation of Gregg Industries, Inc.*
  3.12   Articles of Incorporation of A&M Specialties, Inc.*
  3.13   Restated Articles of Incorporation of Neenah Transport,
         Inc.*
  3.14   Restated Articles of Incorporation of Cast Alloys, Inc.*
  3.15   Certificate of Incorporation of Belcher Corporation.*
  3.16   Articles of Incorporation of Peerless Corporation.*
  3.17   Amended Bylaws of Neenah Foundry Company.*
  3.18   Amended Bylaws of ACP Holding Company*
  3.19   Amended Bylaws of NFC Castings, Inc.*
  3.20   Bylaws of Advanced Cast Products, Inc.*
  3.21   Amended Code of Regulations of Dalton Corporation.*
  3.22   Amended Code of Regulations of Dalton Corporation, Warsaw
         Manufacturing Facility.*
  3.23   Code Regulations of Dalton Corporation, Stryker
         Manufacturing Facility.*
  3.24   Amended and Restated Code of Regulations Dalton Corporation,
         Ashland Manufacturing Facility.*
  3.25   Amended and Restated Code of Regulations of Dalton
         Corporation, Kendallville Manufacturing Facility.*
  3.26   Bylaws of Deeter Foundry, Inc.*
  3.27   Bylaws of Gregg Industries, Inc.*
  3.28   Amended and Restated Bylaws of A&M Specialties, Inc.*
  3.29   Amended and Restated Bylaws of Neenah Transport, Inc.*
  3.30   Bylaws of Cast Alloys, Inc.*
  3.31   Amended and Restated Bylaws of Belcher Corporation.*
  3.32   Code of Regulations of Peerless Corporation.*
 10.1 Credit Agreement by and among Neenah Foundry Company, the subsidiaries named therein, the various lenders party thereto and Fleet Capital Corporation, as agent, dated
         October 8, 2003.*

 10.2 Subscription Agreement, dated as of October 7, 2003, by and among ACP Holding Company, Neenah Foundry Company, the subsidiary guarantors named therein and the Standby
         Purchasers as defined therein.*
 10.3    Warrant Agreement, dated October 8, 2003, by and between ACP
         Holding Company and The Bank of New York as warrant agent.*
 10.4    Warrant Registration Rights Agreement, dated October 8,
         2003, by and between ACP Holding Company and the initial holders of the warrants.*
 10.5    Stockholders' Agreement, dated October 8, 2003, by and among
         ACP Holding Company, the Standby Purchasers, the Executives and the Directors (as such terms are defined therein).*
 10.6 Indenture by and among Neenah Foundry Company, the guarantors named therein, and The Bank of New York, as Trustee, dated October 8, 2003, for the 13% Senior
         Subordinated Notes due 2013.*
 10.7    Form of Note (included in Exhibit 10.6)*
 10.8 Registration Rights Agreement, dated October 8, 2003, by and among ACP Holding Company and the parties named therein re warrants and common stock of ACP Holding Company.*
 10.9    Form of Employment Agreement by and among Neenah Foundry
         Company, ACP Holding Company and John Andrews.*
 10.10   Form of Employment Agreement by and among Neenah Foundry
         Company, ACP Holding Company and William M. Barrett.*
 10.11   Form of Employment Agreement by and among Neenah Foundry
         Company, ACP Holding Company and Joseph L. DeRita.*
 10.12   Form of Employment Agreement by and among Neenah Foundry
         Company, ACP Holding Company and Frank C. Headington.*
 10.13   Form of Employment Agreement by and among Neenah Foundry
         Company, ACP Holding Company and Timothy Koller.*
 10.14   Form of Employment Agreement by and among Neenah Foundry
         Company, ACP Holding Company and Gary W. LaChey.*
 10.15   Form of Employment Agreement by and among Neenah Foundry
         Company, ACP Holding Company and William Martin.*
 10.16   Form of Employment Agreement by and among Neenah Foundry
         Company, ACP Holding Company and Steve Shaffer.*
 10.17   Form of Employment Agreement by and among Neenah Foundry
         Company, ACP Holding Company and Joseph Varkoly.*
 10.18   Neenah Foundry Company 2003 Management Annual Incentive
         Plan.*
 10.19   Neenah Foundry Company 2003 Severance and Change of Control
         Plan.*
 10.20 Indenture by and among Neenah Foundry Company, the guarantors named therein and The Bank of New York, as Trustee, dated October 8, 2003, for the 11% Senior Secured
         Notes due 2010.*
 10.21   Form of Note (included in Exhibit 10.20).*
 10.22 Lien Subordination Agreement, dated October 8, 2003, by and among Fleet Capital Corporation, Neenah Foundry Company, the subsidiaries named therein, NFC Castings, Inc. and The Bank of New York as Trustee on behalf of the Noteholders under the Indenture governing the 11% Senior Secured Notes due
         2010.*
 10.23 Registration Rights Agreement, dated October 8, 2003, by and among Neenah Foundry Company, the guarantors named therein and The Bank of New York as Trustee for the 11% Senior
         Secured Notes due 2010.*
 10.24   Subordinated Security Agreement, dated October 8, 2003, by
         Neenah Foundry Company and the guarantors named therein in favor of The Bank of New York as Trustee for the Noteholders under the Indenture governing the 11% Senior Secured Notes due 2010.*
 10.25   Subordinated Pledge Agreement, dated October 8, 2003, by
         Dalton Corporation in favor of The Bank of New York as
         Trustee for the Noteholders under the Indenture governing the 11% Senior Secured Notes due 2010.*

 10.26   Subordinated Pledge Agreement, dated October 8, 2003, by
         Mercer Forge Corporation in favor of The Bank of New York as
         Trustee for the Noteholders under the Indenture governing the 11% Senior Secured Notes due 2010.*
 10.27   Subordinated Copyright, Patent, Trademark and License
         Mortgage, dated October 8, 2003, by Neenah Foundry Company in favor of The Bank of New York as Trustee for the Noteholders under the Indenture governing the 11% Senior
         Secured Notes due 2010.*
 10.28   Subordinated Copyright, Patent, Trademark and License
         Mortgage, dated October 8, 2003, by Advanced Cast Products,
         Inc. in favor of The Bank of New York as Trustee for the Noteholders under the Indenture governing the 11% Senior
         Secured Notes due 2010.*
 10.29   Subordinated Copyright, Patent, Trademark and License
         Mortgage, dated October 8, 2003, by Peerless Corporation in favor of The Bank of New York as Trustee for the Noteholders under the Indenture governing the 11% Senior Secured Notes due 2010.*
 10.30   Subordinated Pledge Agreement, dated October 8, 2003, by
         Neenah Foundry Company in favor of The Bank of New York as
         Trustee for the Noteholders under the Indenture governing the 11% Senior Secured Notes due 2010.*
 10.31   Subordinated Pledge Agreement, dated October 8, 2003, by
         Advanced Cast Products, Inc. in favor of The Bank of New
         York as Trustee for the Noteholders under the Indenture governing the 11% Senior Secured Notes due 2010.*
 12.1 Statement re computation of ratio of earnings to fixed charges.
 21.1    Subsidiaries of Neenah Foundry Company.
 23.1    Consent of Ernst & Young LLP.*
 31.1 Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 23, 2004.
 31.2 Certification by the Corporate Vice-President-Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 23, 2004.
 32      Written Statement of the Chief Executive Officer and the
         Chief Financial Officer pursuant to Section 906 of the
         Sarbanes-Oxley act of 2002, dated December 23, 2004.

---------------

* Incorporated by reference to the Company's Form S-4 (Registration No. 333-111008) which was originally filed December 8, 2003.

                       CONSOLIDATED FINANCIAL STATEMENTS

                             NEENAH FOUNDRY COMPANY

             YEARS ENDED SEPTEMBER 30, 2004 (REORGANIZED COMPANY),
                      2003 AND 2002 (PREDECESSOR COMPANY)

                             NEENAH FOUNDRY COMPANY

                       CONSOLIDATED FINANCIAL STATEMENTS
             YEARS ENDED SEPTEMBER 30, 2004 (REORGANIZED COMPANY),
                      2003 AND 2002 (PREDECESSOR COMPANY)

                                    CONTENTS

Report of Independent Registered Public
  Accounting Firm........................   34
Consolidated Financial Statements
Consolidated Balance Sheets..............   35
Consolidated Statements of Operations....   37
Consolidated Statements of Changes in
  Stockholder's Equity (Deficit).........   38
Consolidated Statements of Cash Flows....   39
Notes to Consolidated Financial
  Statements.............................   41

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Neenah Foundry Company

     We have audited the accompanying consolidated balance sheets of Neenah Foundry Company (the Company) as of September 30, 2004 and October 1, 2003 (Reorganized Company) and September 30, 2003 (Predecessor Company), and the related consolidated statements of operations, changes in stockholder's equity (deficit) and cash flows for the period from October 1, 2003 to September 30, 2004 (Reorganized Company) and the years ended September 30, 2003 and 2002 (Predecessor Company) and the portion of October 1, 2003 related to the Predecessor Company's reorganization gain. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Reorganized Company at September 30, 2004 and October 1, 2003 and the Predecessor Company at September 30, 2003, and the related consolidated results of operations and cash flows for the period from October 1, 2003 to September 30, 2004 (Reorganized Company) and the years ended September 30, 2003 and 2002 (Predecessor Company) and the portion of October 1, 2003 related to the Predecessor Company's reorganization gain, in conformity with U.S. generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, effective October 8, 2003, the Company was reorganized under a plan of reorganization confirmed by the United States Bankruptcy Court, District of Delaware. The consolidated financial statements of the Reorganized Company reflect the impact of adjustments to reflect the fair value of assets and liabilities under fresh start accounting, which was applied effective October 1, 2003. As a result, the consolidated financial statements of the Reorganized Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects.

Milwaukee, Wisconsin
November 5, 2004

                             NEENAH FOUNDRY COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                           REORGANIZED    REORGANIZED   PREDECESSOR
                                                           SEPTEMBER 30    OCTOBER 1    SEPTEMBER 30
                                                               2004          2003           2003
                                                           ------------   -----------   ------------
                                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE
                                                                           AMOUNTS)
                                               ASSETS
Current assets:
  Cash and cash equivalents..............................    $     --      $     --       $ 24,356
  Accounts receivable, less allowance for doubtful
     accounts of $1,142 in 2004 and $2,375 in 2003.......      81,320        55,516         55,516
  Inventories............................................      61,119        59,562         56,555
  Deferred income taxes..................................          --            --          4,059
  Other current assets...................................       6,978         5,298          8,113
  Current assets of discontinued operations..............         200           626            423
                                                             --------      --------       --------
Total current assets.....................................     149,617       121,002        149,022
Property, plant and equipment:
  Land...................................................       6,287         6,271          6,036
  Buildings and improvements.............................      15,668        15,286         27,854
  Machinery and equipment................................      63,542        52,025        222,778
  Patterns...............................................      11,026         9,978         29,928
  Construction in progress...............................       1,551         2,394          3,200
                                                             --------      --------       --------
                                                               98,074        85,954        289,796
  Less accumulated depreciation..........................      10,798            --        126,827
                                                             --------      --------       --------
                                                               87,276        85,954        162,969
Deferred financing costs, net of accumulated amortization
  of $487 in 2004 and $4,761 in 2003.....................       2,566         3,053          1,393
Identifiable intangible assets, net of accumulated
  amortization of $7,121 in 2004 and $21,935 in 2003.....      76,316        83,437         33,354
Goodwill.................................................      86,699        86,699        180,214
Other assets.............................................       4,966         5,440          9,882
                                                             --------      --------       --------
                                                              170,547       178,629        224,843
                                                             --------      --------       --------
                                                             $407,440      $385,585       $536,834
                                                             ========      ========       ========

                            See accompanying notes.

                             NEENAH FOUNDRY COMPANY

                                                           REORGANIZED    REORGANIZED   PREDECESSOR
                                                           SEPTEMBER 30    OCTOBER 1    SEPTEMBER 30
                                                               2004          2003           2003
                                                           ------------   -----------   ------------
                   LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.......................................    $ 29,150      $ 31,769       $ 26,285
  Accrued wages and employee benefits....................      12,881        11,307         11,307
  Accrued interest.......................................       7,140            --             --
  Other accrued liabilities..............................       4,953         5,918          5,918
  Deferred income taxes..................................       1,360           401             --
  Current portion of long-term debt......................      42,632        27,393             --
  Current portion of capital lease obligations...........       1,583         2,646          2,646
                                                             --------      --------       --------
Total current liabilities................................      99,699        79,434         46,156
Long-term liabilities subject to compromise..............          --            --        465,540
Long-term debt...........................................     239,586       241,157             --
Capital lease obligations................................          --         1,583          1,583
Deferred income taxes....................................      28,636        25,975         33,804
Postretirement benefit obligations.......................      10,575        10,319          7,271
Other liabilities........................................      20,160        21,588         21,496
                                                             --------      --------       --------
Total liabilities........................................     398,656       380,056        575,850
Commitments and contingencies
Stockholder's equity (deficit):
  Predecessor Company preferred stock, par value $100 per
     share; 3,000 shares authorized; no shares issued or
     outstanding.........................................          --            --             --
  Reorganized Company common stock, par value $100 per
     share; 1,000 shares authorized, issued and
     outstanding.........................................         100           100             --
  Predecessor Company common stock, Class A (voting), par
     value $100 per share; 1,000 shares authorized,
     issued and outstanding..............................          --            --            100
  Predecessor Company common stock, Class B (nonvoting),
     par value $100 per share; 1,000 shares authorized,
     no shares issued or outstanding.....................          --            --             --
  Capital in excess of par value.........................       5,429         5,429         51,317
  Retained earnings (accumulated deficit)................       3,255            --        (81,124)
  Accumulated other comprehensive loss...................          --            --         (9,309)
                                                             --------      --------       --------
Total stockholder's equity (deficit).....................       8,784         5,529        (39,016)
                                                             --------      --------       --------
                                                             $407,440      $385,585       $536,834
                                                             ========      ========       ========

                            See accompanying notes.

                             NEENAH FOUNDRY COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    REORGANIZED                PREDECESSOR
                                                     YEAR ENDED    -----------------------------------
                                                    SEPTEMBER 30   OCTOBER 1   YEAR ENDED SEPTEMBER 30
                                                        2004         2003         2003         2002
                                                    ------------   ---------   ----------   ----------
                                                                      (IN THOUSANDS)
Net sales.........................................    $450,942      $    --     $375,063     $387,707
Cost of sales.....................................     375,124           --      321,834      323,740
                                                      --------      -------     --------     --------
Gross profit......................................      75,818           --       53,229       63,967
Selling, general and administrative expenses......      27,374           --       26,132       28,743
Amortization expense..............................       7,121           --        3,819        3,829
Provision for impairment of assets................          --           --           --           74
Loss on disposal of property, plant and
  equipment.......................................         465           --          195          544
                                                      --------      -------     --------     --------
Operating income..................................      40,858           --       23,083       30,777
Other income (expense):
  Interest expense (contractual interest expense
     was $52,460 in 2003).........................     (33,392)          --      (47,445)     (43,466)
  Interest income.................................          29           --          825          819
  Reorganization gain (expense), net..............          --       43,943       (7,874)          --
                                                      --------      -------     --------     --------
Income (loss) from continuing operations before
  income taxes....................................       7,495       43,943      (31,411)     (11,870)
Provision (credit) for income taxes...............       3,881           --       (8,541)      (5,917)
                                                      --------      -------     --------     --------
Income (loss) from continuing operations..........       3,614       43,943      (22,870)      (5,953)
Discontinued operations:
  Loss from discontinued operations, net of income
     benefit of $(240) in 2004, $(590) in 2003 and
     $(22,947) in 2002............................        (359)          --       (1,095)     (41,750)
  Loss on sale of discontinued operations, net of
     income benefit of $(860).....................          --           --       (1,596)          --
                                                      --------      -------     --------     --------
Net income (loss).................................    $  3,255      $43,943     $(25,561)    $(47,703)
                                                      ========      =======     ========     ========

                            See accompanying notes.

                             NEENAH FOUNDRY COMPANY

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)

                                                                            RETAINED      ACCUMULATED
                                                             CAPITAL IN     EARNINGS         OTHER
                                        PREFERRED   COMMON   EXCESS OF    (ACCUMULATED   COMPREHENSIVE
                                          STOCK     STOCK    PAR VALUE      DEFICIT)         LOSS         TOTAL
                                        ---------   ------   ----------   ------------   -------------   --------
                                                                     (IN THOUSANDS)
PREDECESSOR COMPANY
Balance at September 30, 2001.........    $  --      $100     $ 51,317      $ (7,860)       $(1,618)     $ 41,939
  Components of comprehensive loss:
     Net loss.........................       --        --           --       (47,703)            --       (47,703)
     Pension liability adjustment, net
       of tax effect of $4,255........       --        --           --            --         (6,382)       (6,382)
                                                                                                         --------
  Total comprehensive loss............                                                                    (54,085)
                                          -----      ----     --------      --------        -------      --------
Balance at September 30, 2002.........       --       100       51,317       (55,563)        (8,000)      (12,146)
  Components of comprehensive loss:
     Net loss.........................       --        --           --       (25,561)            --       (25,561)
     Pension liability adjustment, net
       of tax effect of $952..........       --        --           --            --         (1,309)       (1,309)
                                          -----      ----     --------      --------        -------      --------
  Total comprehensive loss............                                                                    (26,870)
                                                                                                         --------
Balance at September 30, 2003.........       --       100       51,317       (81,124)        (9,309)      (39,016)
  Effect of fresh start accounting
     under plan of reorganization.....       --        --      (45,888)       81,124          9,309        44,545
                                          -----      ----     --------      --------        -------      --------
REORGANIZED COMPANY
Balance at October 1, 2003............       --       100        5,429            --             --         5,529
  Net income..........................       --        --           --         3,255             --         3,255
                                          -----      ----     --------      --------        -------      --------
Balance at September 30, 2004.........    $  --      $100     $  5,429      $  3,255        $    --      $  8,784
                                          =====      ====     ========      ========        =======      ========

                            See accompanying notes.

                             NEENAH FOUNDRY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  REORGANIZED                PREDECESSOR
                                                   YEAR ENDED    ------------------------------------
                                                  SEPTEMBER 30   OCTOBER 1   YEAR ENDED SEPTEMBER 30
                                                      2004         2003          2003         2002
                                                  ------------   ---------   ------------   ---------
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)...............................    $  3,255     $ 43,943      $(25,561)    $(47,703)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
  Noncash reorganization expense (gain).........          --      (68,299)        1,464           --
  Provision for obsolete inventories............         456           --           424          240
  Lower of cost or market inventory
     adjustment.................................          --                      1,228           --
  Provision for impairment of assets............          --           --            --       36,533
  Depreciation..................................      10,871           --        22,530       25,532
  Amortization of identifiable intangible
     assets.....................................       7,121           --         3,819        3,947
  Amortization of deferred financing costs and
     premium/discount on notes..................       2,070           --         2,242        1,392
  Loss on sale of discontinued operations.......          --           --         2,456           --
  Loss on disposal of property, plant and
     equipment..................................         465           --           195          559
  Deferred income taxes.........................       3,620           --       (10,337)     (10,650)
  Changes in operating assets and liabilities:
     Accounts receivable........................     (25,804)          --           966       10,275
     Inventories................................      (2,013)          --        (6,995)      19,559
     Other current assets.......................      (1,254)          --        (3,047)       1,043
     Accounts payable...........................      (2,619)          --         3,184       (7,118)
     Accrued liabilities........................       7,749           --        29,978      (17,087)
     Postretirement benefit obligations.........         256           --           575          351
     Other liabilities..........................      (1,428)          --          (119)        (437)
                                                    --------     --------      --------     --------
Net cash provided by (used in) operating
  activities....................................       2,745      (24,356)       23,002       16,436

                            See accompanying notes.

                             NEENAH FOUNDRY COMPANY

                                                   REORGANIZED                PREDECESSOR
                                                    YEAR ENDED    -----------------------------------
                                                   SEPTEMBER 30   OCTOBER 1   YEAR ENDED SEPTEMBER 30
                                                       2004         2003         2003         2002
                                                   ------------   ---------   ----------   ----------
                                                                     (IN THOUSANDS)
INVESTING ACTIVITIES
Proceeds from disposition of business, net of
  fees...........................................    $     --     $     --     $    648     $     --
Purchase of property, plant and equipment........     (12,713)          --      (11,900)      (9,055)
Proceeds from sale of property, plant and
  equipment......................................          55           --           40          323
Other............................................         475           --         (105)        (621)
                                                     --------     --------     --------     --------
Net cash used in investing activities............     (12,183)          --      (11,317)      (9,353)
FINANCING ACTIVITIES
Proceeds from long-term debt.....................      14,450           --          815       33,400
Payments on long-term debt and capital lease
  obligations....................................      (5,012)          --      (13,017)     (17,807)
Debt issuance costs..............................          --           --       (1,291)        (858)
                                                     --------     --------     --------     --------
Net cash provided by (used in) financing
  activities.....................................       9,438           --      (13,493)      14,735
                                                     --------     --------     --------     --------
Increase (decrease) in cash and cash
  equivalents....................................          --      (24,356)      (1,808)      21,818
Cash and cash equivalents at beginning of year...          --       24,356       26,164        4,346
                                                     --------     --------     --------     --------
Cash and cash equivalents at end of year.........    $     --     $     --     $ 24,356     $ 26,164
                                                     ========     ========     ========     ========
Supplemental disclosures of cash flows
  information:
  Interest paid..................................    $ 24,182     $     --     $ 34,995     $ 44,340
  Income taxes paid (refunded)...................         568           --      (18,032)      (4,080)

                            See accompanying notes.

                             NEENAH FOUNDRY COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

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

     The Company is a wholly owned subsidiary of NFC Castings, Inc., which is a wholly owned subsidiary of ACP Holding Company. Neenah has the following subsidiaries, all of which are wholly owned: Deeter Foundry, Inc. (Deeter); Mercer Forge Corporation and subsidiaries (Mercer); Dalton Corporation and subsidiaries (Dalton); Advanced Cast Products, Inc. and subsidiaries (ACP); Gregg Industries, Inc. (Gregg); Neenah Transport, Inc. (Transport) and Cast Alloys, Inc. (Cast Alloys), which is inactive. Deeter manufactures gray iron castings for the municipal market and special application construction castings. Mercer manufactures forged components for use in transportation, railroad, mining and heavy industrial applications and microalloy forgings for use by original equipment manufacturers and industrial end users. Dalton manufactures gray iron castings for refrigeration systems, air conditioners, heavy equipment, engines, gear boxes, stationary transmissions, heavy-duty truck transmissions and other automotive parts. ACP manufactures ductile and malleable iron castings for use in various industrial segments, including heavy truck, construction equipment, railroad, mining and automotive. Gregg manufactures gray and ductile iron castings for industrial and commercial use. Transport is a common and contract carrier licensed to operate in the continental United States. The majority of Transport's revenues are derived from transport services provided to the Company.

     As further discussed in Note 2, on August 5, 2003 (the Petition Date), the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) with the United States Bankruptcy Court, District of Delaware (the Bankruptcy Court). Accordingly, the accompanying consolidated financial statements as of and for the year ended September 30, 2003, and the portion of October 1, 2003 related to the reorganization gain have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," (SOP 90-7) and on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. In accordance with SOP 90-7, the financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.

     On October 8, 2003 (the Effective Date), the Company emerged from the Bankruptcy Court proceedings pursuant to the terms of its plan of reorganization (the Plan of Reorganization). As discussed in Note 3, the Company implemented fresh start accounting under the provisions of SOP 90-7 as of October 1, 2003. Under the fresh start accounting provisions of SOP 90-7, the fair value of the reorganized Company was allocated to its assets and liabilities, and its accumulated deficit as of October 1, 2003 was eliminated. As discussed in Note 3, the implementation of fresh start accounting resulted in a substantial reduction in the carrying value of the Company's long-lived assets, including property, plant and equipment and intangible assets, and long-term liabilities. As a result, the historical financial statements are not comparable to the financial statements of the reorganized Company.

                             NEENAH FOUNDRY COMPANY

2.  REORGANIZATION

THE CHAPTER 11 PETITION AND PLAN OF REORGANIZATION

     On August 5, 2003, the Company filed for protection under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On September 26, 2003, the Bankruptcy Court confirmed the Company's Plan of Reorganization, and, on October 8, 2003, the Company consummated the Plan of Reorganization and emerged from its Chapter 11 reorganization proceedings with a significantly restructured balance sheet.

     During the period immediately preceding and after the filing of the Company's Chapter 11 petition, the Company met with a committee of lenders under the secured credit facility (the Pre-Petition Credit Facility), an informal committee of unsecured creditors that represented holders of the senior subordinated notes and potential investors to discuss potential restructuring transactions that could be implemented to reorganize the Company's capital structure. These discussions led to an agreement with the lenders under the Pre-Petition Credit Facility regarding the terms of a Plan of Reorganization. The Plan of Reorganization was filed on August 5, 2003 and distributed to creditors of the Company eligible to vote in the reorganization.

     The consummation of the Plan of Reorganization resulted in $147,441 of loans under the Pre-Petition Credit Facility being terminated through payment in full with cash using proceeds from the Second Secured Notes and the New Credit Facility.

     The Plan of Reorganization also resulted in the cancellation of all of the Company's Pre-Petition Senior Subordinated Notes in exchange for the following:

     - $30,000 in cash;

     - $100,000 in aggregate principal amount of New Senior Subordinated Notes;

     - Shares representing 47.5% of the issued and outstanding shares of New Common Stock in ACP Holding Company on a fully diluted basis as of October 8, 2003, other than shares of restricted stock granted pursuant to the Management Equity Incentive Plan of ACP Holding Company; and

     - Rights to acquire, for $110,000 in cash in the aggregate, units for up to $119,996 face amount of Second Secured Notes and warrants to acquire up to 42.81% of the new ACP Holding Company Common Stock on a fully diluted basis as of October 8, 2003. The warrants have an exercise price of $0.01 per share and will expire 10 years from the date of issuance.

     In addition, under the Plan of Reorganization, the PIK Note was canceled and the holder received Second Secured Notes with a principal amount equal to $13,134 and warrants to acquire up to 4.69% of the new ACP Holding Company Common Stock on a fully diluted basis as of October 8, 2003 and cash of $45.

ACCOUNTING IMPACT OF CHAPTER 11 FILING

     In accordance with SOP 90-7, liabilities subject to compromise reflected in the accompanying consolidated balance sheet as of September 30, 2003 were recorded at the amount allowed on pre-petition claims in the Chapter 11 proceedings. Other obligations that were not subject to compromise at September 30, 2003 retained their historical balance sheet classifications and amounts.

                             NEENAH FOUNDRY COMPANY

     Liabilities subject to compromise consisted of the following as of September 30, 2003:

Senior Subordinated Notes...................................   $282,000
Credit Facility.............................................    147,441
PIK Note....................................................      9,900
Accrued interest............................................     26,183
Other debt..................................................         16
                                                               --------
                                                               $465,540
                                                               ========

     In order to record its debt instruments at the amount allowed by the Bankruptcy Court in accordance with SOP 90-7, as of the Petition Date, the Company wrote off all of its debt issuance costs and premiums related to the Pre-Petition Senior Subordinated Notes (collectively the Deferred Financing
Fees) as a component of reorganization expense in the accompanying consolidated statement of operations for the year ended September 30, 2003. Reorganization expense also includes professional fees incurred in connection with the Chapter 11 proceedings. Reorganization expense for the year ended September 30, 2003 consisted of the following:

Deferred Financing Fees.....................................   $1,464
Professional fees...........................................    6,410
                                                               ------
Total reorganization expense................................   $7,874
                                                               ======

     Under SOP 90-7, the Company was required to accrue interest expense during the Chapter 11 proceedings only to the extent that such interest was expected to be paid pursuant to the proceedings. Under the Plan of Reorganization, there were no cash payments of interest on the outstanding Senior Subordinated Notes. Therefore, the Company ceased accruing interest on the Senior Subordinated Notes as of the Petition Date. The contractual interest amount parenthetically disclosed on the accompanying consolidated statement of operations represents the interest expense that would have been accrued during the year ended September 30, 2003 had the Company not ceased accruing interest as described above.

3.  FRESH START ACCOUNTING

     The Company adopted the fresh start accounting provisions (fresh start) of SOP 90-7 as of October 1, 2003. Under SOP 90-7, the implementation of fresh start reporting is triggered, in part, by the emergence of the Company from its Chapter 11 proceedings. Although the effective date of the Plan of Reorganization was October 8, 2003, due to the immateriality of the results of operations for the period between October 1, 2003 and the effective date, the Company has accounted for the consummation of the Plan of Reorganization as if it had occurred on October 1, 2003 and implemented fresh start reporting as of that date. Fresh start required that the Company adjust the historical cost of its assets and liabilities to their fair value. The fair value of the reorganized Company, or the reorganization value, of approximately $290,000 was determined by an independent party based on multiples of earnings before interest, income taxes, depreciation and amortization (EBITDA) and discounted cash flows under the Company's financial projections.

     Fresh start requires that the reorganization value be allocated to the entity's net assets in conformity with procedures specified by Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." The Company engaged an independent appraiser to assist in the allocation of the reorganization value to the reorganized Company's assets and liabilities by determining the fair market value of its property, plant and equipment and intangible assets. The accompanying October 1, 2003 statement of operations and balance sheet show the impact of this valuation, but do not reflect any of

                             NEENAH FOUNDRY COMPANY
the Company's operating results as attributable to that date. A reconciliation of the adjustments recorded in connection with the debt restructuring and the adoption of fresh start accounting are as follows:

                                            PREDECESSOR                                      REORGANIZED
                                            SEPTEMBER 30       DEBT          FRESH START      OCTOBER 1
                                                2003       RESTRUCTURING   ADJUSTMENTS(D)       2003
                                            ------------   -------------   ---------------   -----------
                                                 ASSETS
Current assets:
  Cash and cash equivalents...............    $ 24,356       $ (24,356)       $      --       $     --
  Accounts receivable, net................      55,516              --               --         55,516
  Inventories.............................      56,555              --            3,007         59,562
  Other current assets....................       8,113              --           (2,815)         5,298
  Current assets of discontinued
     operations...........................         423              --              203            626
                                              --------       ---------        ---------       --------
Total current assets......................     149,022         (24,356)          (3,664)       121,002
Property, plant and equipment:
  Land....................................       6,036              --              235          6,271
  Buildings and improvements..............      27,854              --          (12,568)        15,286
  Machinery and equipment.................     222,778              --         (170,753)        52,025
  Patterns................................      29,928              --          (19,950)         9,978
  Construction in progress................       3,200              --             (806)         2,394
                                              --------       ---------        ---------       --------
                                               289,796              --         (203,842)        85,954
  Less accumulated depreciation...........     126,827              --         (126,827)            --
                                              --------       ---------        ---------       --------
                                               162,969              --          (77,015)        85,954
Deferred financing costs, net.............       1,393           1,660               --          3,053
Identifiable intangible assets, net.......      33,354              --           50,083         83,437
Goodwill..................................     180,214              --          (93,515)        86,699
Other assets..............................       9,882              --           (4,442)         5,440
                                              --------       ---------        ---------       --------
                                               224,843           1,660          (47,874)       178,629
                                              --------       ---------        ---------       --------
                                              $536,834       $ (22,696)       $(128,553)      $385,585
                                              ========       =========        =========       ========

                             NEENAH FOUNDRY COMPANY

                                            PREDECESSOR                                      REORGANIZED
                                            SEPTEMBER 30       DEBT          FRESH START      OCTOBER 1
                                                2003       RESTRUCTURING   ADJUSTMENTS(D)       2003
                                            ------------   -------------   ---------------   -----------

                             LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable........................    $ 26,285       $   5,484        $      --       $ 31,769
  Accrued wages and employee benefits.....      11,307              --               --         11,307
  Other accrued liabilities...............       5,918              --               --          5,918
  Deferred income taxes...................          --              --              401            401
  Current portion of long-term debt.......          --          27,393(b)            --         27,393
  Current portion of capital lease
     obligations..........................       2,646              --               --          2,646
                                              --------       ---------        ---------       --------
Total current liabilities.................      46,156          32,877              401         79,434
Long-term liabilities subject to
  compromise..............................     465,540        (465,540)(a)           --             --
Long-term debt............................          --         241,157(b)            --        241,157
Capital lease obligations.................       1,583              --               --          1,583
Deferred income taxes.....................      33,804              --           (7,829)        25,975
Postretirement benefit obligations........       7,271              --            3,048         10,319
Other liabilities.........................      21,496              --               92         21,588
                                              --------       ---------        ---------       --------
Total liabilities.........................     575,850        (191,506)          (4,288)       380,056
Stockholder's equity (deficit):
  Preferred stock.........................          --              --               --             --
  Predecessor Neenah common stock.........         100            (100)(a)           --             --
  Reorganized Neenah common stock.........          --             100(c)            --            100
  Additional paid-in
     capital -- warrants..................          --             602(c)            --            602
  Capital in excess of par value..........      51,317              --          (46,490)         4,827
  Accumulated deficit.....................     (81,124)        168,208          (87,084)            --
  Accumulated other comprehensive loss....      (9,309)             --            9,309             --
                                              --------       ---------        ---------       --------
Total stockholder's equity (deficit)......     (39,016)        168,810         (124,265)         5,529
                                              --------       ---------        ---------       --------
                                              $536,834       $ (22,696)       $(128,553)      $385,585
                                              ========       =========        =========       ========

---------------

a. To record the discharge of pre-petition indebtedness, including $26,183 of accrued interest and the elimination of Predecessor Neenah's common stock.

b. Record borrowings of $47,112 on the New Credit Facility, the issuance of $100,000 New Senior Subordinated Notes and the issuance of $121,438 (net of discount of $11,692) of Second Secured Notes.

c. To record the issuance of common stock in Reorganized Neenah and detachable warrants issued with the Second Secured Notes.

d. To adjust the carrying value of assets, liabilities and stockholder's equity to fair value, in accordance with fresh start accounting.

                             NEENAH FOUNDRY COMPANY

     Reorganization gain for the Predecessor on October 1, 2003 consists of the following:


Net gain on extinguishment of debt..........................   $ 168,208
Net loss resulting from fresh start fair value adjustments
  to assets and liabilities.................................    (124,265)
                                                               ---------
                                                               $  43,943
                                                               =========

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Neenah and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying value, which approximates fair value, of cash equivalents, which consist entirely of repurchase agreements, totaled $21,850 at September 30, 2003. There were no cash equivalents at October 1, 2003 or September 30, 2004.

ACCOUNTS RECEIVABLE

     The Company evaluates the collectibility of its accounts receivable based on a number of factors. For larger accounts, an allowance for doubtful accounts is recorded based on the applicable parties' ability and likelihood to pay based on management's review of the facts. For all other accounts, the Company recognizes an allowance based on the length of time the receivable is past due based on historical experience.

INVENTORIES

     Inventories at September 30, 2004 and 2003 are stated at the lower of cost or market. The cost of inventories for Neenah and Dalton is determined on the last-in, first-out (LIFO) method for substantially all inventories except supplies, for which cost is determined on the first-in, first-out (FIFO) method. The cost of inventories for Deeter, Mercer, ACP and Gregg is determined on the FIFO method. LIFO inventories comprise 47% and 49% of total inventories at September 30, 2004 and 2003, respectively. If the FIFO method of inventory valuation had been used by all companies, inventories would have been approximately $4,938 and $2,623 higher than reported at September 30, 2004 and 2003, respectively. The Reorganized Company's inventories at October 1, 2003 were valued based on their estimated net selling prices less a reasonable profit allowance.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment acquired prior to September 30, 2003 are stated at fair value at October 1, 2003, as required by fresh start accounting. Additions to property, plant and equipment subsequent to October 1, 2003 are stated at cost. Depreciation for financial reporting purposes is provided over the estimated useful lives (3 to 40 years) of the respective assets using the straight-line method.

                             NEENAH FOUNDRY COMPANY

DEFERRED FINANCING COSTS

     Costs incurred to obtain long-term financing are amortized using the effective interest method over the term of the related debt.

IDENTIFIABLE INTANGIBLE ASSETS

     Identifiable intangible assets are amortized on a straight-line basis over the estimated useful lives of 10 to 40 years.

GOODWILL

     Goodwill is tested for impairment annually during the fourth quarter or more frequently if an event indicates that the goodwill might be impaired in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Based on such tests, there was no impairment of goodwill recorded in fiscal 2003 or 2004.

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

ADVERTISING COSTS

     Advertising costs are expensed as incurred. Advertising costs for continuing operations were $525, $445 and $587 for the years ended September 30, 2004, 2003 and 2002, respectively.

INCOME TAXES

     Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities and are measured using currently enacted tax rates and laws.

FINANCIAL INSTRUMENTS

     The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, notes receivable and investment in preferred stock (see Note 5), accounts payable and capital lease obligations approximate fair value. The fair value of the Company's long-term debt is approximately $295,800 at September 30, 2004. The fair value of the Senior Subordinated and Second Secured Notes with a face value of $233,130 is based on quoted market prices. At September 30, 2003, long-term debt was included in the accompanying consolidated balance sheet as a liability subject to compromise.

                             NEENAH FOUNDRY COMPANY

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

5.  DISCONTINUED OPERATIONS

     During the year ended September 30, 2002, the Company identified indicators of impairment at its Belcher Corporation (Belcher) foundry, which was held for use at that date. Belcher is a wholly-owned subsidiary of Advanced Cast Products, Inc. Because the net book value of the foundry's long-lived assets exceeded the sum of the undiscounted cash flows expected to be realized from the respective assets, the Company recognized an impairment charge of $5,379 to adjust the carrying value of the foundry's long-lived assets to fair value.

     On December 27, 2002, the Company sold substantially all of the assets of Belcher for cash of $648 (net of fees and escrow deposits), a $1,500 note receivable and $1,000 of preferred stock of the buyer. The cost method was used to account for the Company's investment in preferred stock as the Company did not have the ability to exercise significant influence over the investee's operations and financial policies. At September 30, 2003, the cost of the preferred stock approximated fair value. The disposition of Belcher resulted in a loss of $1,596, net of taxes of $860. Included in the loss on disposal is a curtailment loss on Belcher's defined benefit pension plan of $367, net of taxes of $198, which was retained by the Company. The results of operations of Belcher have been reported as discontinued operations in the consolidated statements of operations for all periods presented.

     Revenues for Belcher, which were previously included in the Castings segment, for the years ended September 30, 2003 and 2002 were $3,186 and $17,511, respectively. Interest allocated to Belcher of $139 and $485 for the years ended September 30, 2003 and 2002, respectively, was based on the purchase price of Belcher in relation to the purchase price of all other acquisitions funded by additional Company borrowings.

     Customer actions and the significant deterioration of the U.S. economy during the quarter ended December 31, 2001, had a dramatic effect on the operations of Cast Alloys. This resulted in a significant reduction in sales, operating profits and cash flows of Cast Alloys for the three months ended December 31, 2001. Based on these factors, a goodwill impairment charge of $10,668 was recognized during the three months ended December 31, 2001, related to the decline in fair value of the Cast Alloys reporting unit, which was included in the Castings segment.

     These events also had a significant impact on the value of Cast Alloys' property, plant and equipment and long-lived assets with finite lives. Due to the existing impairment indicators, management assessed the recoverability of these fixed assets and long-lived assets. As the expected undiscounted cash flows were less than the carrying value of the related assets, an impairment charge of $20,412 was recognized for the difference between the fair value and the carrying value of such assets during the year ended September 30, 2002.

     In January 2002, management initiated a plan for discontinuing the operations of Cast Alloys by closing its manufacturing facilities. Severance costs of approximately $2,200 associated with this plan were recognized during the three months ended March 31, 2002. All employees of Cast Alloys were terminated by April 2002. In accordance with the provisions of SFAS No. 144, the results of operations of Cast Alloys have been reported as discontinued operations in the consolidated statements of operations for all periods presented. Previously, Cast Alloys was included in the Castings segment.

     Revenue for Cast Alloys for the year ended September 30, 2002 was $8,641. Interest expense allocated to Cast Alloys of $1,954 for the year ended September 30, 2002 was based on the purchase price

                             NEENAH FOUNDRY COMPANY
of Cast Alloys in relation to the purchase price of all other acquisitions funded by additional Company borrowings.

6.  INVENTORIES

     Inventories consist of the following:

                                                   REORGANIZED    REORGANIZED   PREDECESSOR
                                                   SEPTEMBER 30    OCTOBER 1    SEPTEMBER 30
                                                       2004          2003           2003
                                                   ------------   -----------   ------------
Raw materials....................................    $ 5,218        $ 3,709       $ 3,709
Work in process and finished goods...............     41,566         41,738        38,731
Supplies.........................................     14,335         14,115        14,115
                                                     -------        -------       -------
                                                     $61,119        $59,562       $56,555
                                                     =======        =======       =======

7.  INTANGIBLE ASSETS

     As further discussed in Notes 2 and 3, on August 5, 2003, the Company filed for protection under Chapter 11 of the Bankruptcy Code and on October 8, 2003 emerged from the Chapter 11 reorganization proceedings with a significantly restructured balance sheet, including a substantial reduction in the carrying value of the Company's goodwill and identifiable intangible assets.

     Identifiable intangible assets consist of the following:

                             REORGANIZED               REORGANIZED               PREDECESSOR
                            SEPTEMBER 30                OCTOBER 1               SEPTEMBER 30
                                2004                      2003                      2003
                       -----------------------   -----------------------   -----------------------
                        GROSS                     GROSS                     GROSS
                       CARRYING   ACCUMULATED    CARRYING   ACCUMULATED    CARRYING   ACCUMULATED
                        AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                       --------   ------------   --------   ------------   --------   ------------
Amortizable
  intangible assets:
  Customer lists.....  $67,000       $6,700      $67,000         $--       $31,441      $17,945
  Tradenames.........   16,282          411       16,282         --         22,553        3,217
  Other..............      155           10          155         --          1,295          773
                       -------       ------      -------         --        -------      -------
                       $83,437       $7,121      $83,437         $--       $55,289      $21,935
                       =======       ======      =======         ==        =======      =======

     The Company does not have any intangible assets deemed to have indefinite lives. The Company expects to recognize amortization expense of $7,120 in each of the five fiscal years subsequent to September 30, 2004.

     Upon the consummation of the Plan of Reorganization on October 1, 2003 (see
Note 3) and implementation of fresh start accounting, the Company eliminated historical Predecessor goodwill and recorded $86,699 of goodwill representing the excess of the fair value of the Reorganized Company. All goodwill was allocated to reporting units within the Castings Segment based on the relative fair values of all reporting units.

                             NEENAH FOUNDRY COMPANY

8.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                   REORGANIZED    REORGANIZED   PREDECESSOR
                                                   SEPTEMBER 30    OCTOBER 1    SEPTEMBER 30
                                                       2004          2003           2003
                                                   ------------   -----------   ------------
13% Senior Subordinated Notes....................    $100,000      $100,000       $     --
11% Second Secured Notes, less unamortized
  discount of $9,506 and $11,090.................     123,022       121,438             --
11 1/8% Series B Senior Subordinated Notes.......          --            --        150,000
11 1/8% Series D Senior Subordinated Notes.......          --            --         45,000
11 1/8% Series F Senior Subordinated Notes.......          --            --         87,000
Term Loan Facilities.............................      19,719        22,085        112,792
Acquisition Loan Facility........................          --            --          5,335
Revolving Credit Facility........................      39,477        25,027         29,314
PIK Note.........................................          --            --          9,900
Other............................................          --            --             16
                                                     --------      --------       --------
                                                      282,218       268,550        439,357
Less current portion.............................      42,632        27,393             --
                                                     --------      --------       --------
                                                     $239,586      $241,157       $439,357
                                                     ========      ========       ========

     The Company had a Credit Facility, as amended, with a group of banks, which provided Term Loan Facilities, an Acquisition Loan Facility and a Revolving Credit Facility. Borrowings under this Pre-Petition Credit Facility were secured by substantially all assets of the Company. Covenants in the Pre-Petition Credit Facility restricted the payment of dividends, capital expenditures and certain other transactions and required the Company to maintain leverage, net worth and interest coverage ratios. The Pre-Petition Credit Facility bore interest at LIBOR plus 4.5% or LIBOR plus 4.75%. Effective December 31, 2001, the Credit Agreement was amended to provide relief from the above financial ratio covenants through December 31, 2003, reduce the amount of the Revolving Credit Facility to $29,565 and establish minimum EBITDA and liquidity covenants. At March 31, 2003, the Company was in default of the minimum EBITDA covenant on the Pre-Petition Credit Facility and was prohibited, under a Forbearance Agreement, to make the scheduled May 1, 2003 interest payment on the Pre-Petition Senior Subordinated Notes.

     As of September 30, 2003, as a result of the Chapter 11 filing, the carrying value of the Company's debt was classified as long-term liabilities subject to compromise. As discussed in Note 2, in order to record the debt instruments at the amount allowed by the Bankruptcy Court, in accordance with SOP 90-7, unamortized premiums of $2,226 related to the Pre-Petition Senior Subordinated Notes were written off as a component of reorganization expense in 2003.

     As further discussed in Note 2, upon the Company's consummation of the Plan of Reorganization, all of the Company's Pre-Petition Senior Subordinated Notes and Pre-Petition Credit Facility and PIK Note were canceled or repaid.

     As further discussed in Note 2, as a result of the cancellation of the Pre-Petition Senior Subordinated Notes and the PIK Note, such holders were granted warrants to purchase shares up to an additional 47.5% of the new ACP Holding Company Common Stock. The fair value of the warrants at the date of issuance are included in the Reorganized Company's stockholder's equity in the accompanying consolidated balance

                             NEENAH FOUNDRY COMPANY
sheets. The warrants have an exercise price of $0.01 per share and will expire 10 years from the date of issuance.

     The New Revolving Credit Facility (New Credit Facility) has a 5-year maturity, provides for a revolving credit line of up to $70,000 (with a $5,000 sublimit available for letters of credit), a term loan which requires annual principal payments of $3,155 through 2008, with the remainder due in 2009. The New Credit Facility contains various financial and non-financial covenants and is secured by substantially all of the Company's tangible and intangible assets. The interest rate on the New Credit Facility is based on LIBOR (2% at September 30, 2004) or prime plus an applicable margin, based upon the Company meeting certain financial statistics. The weighted average interest rate on the revolving credit line outstanding borrowings at September 30, 2004 is 4.48%. The Company, including its wholly-owned subsidiaries, jointly and severally guarantee the Company's obligation under the New Credit Facility.

     The Second Secured Notes mature on September 30, 2010 and bear interest at 11%. Interest is payable semiannually on January 1 and July 1. The Second Secured Notes are secured by substantially all of the Company's tangible and intangible assets; however, they are second in priority to the borrowings under the New Credit Facility.

     The new Senior Subordinated Notes are unsecured, mature on September 30, 2013 and bear interest at 13%. Interest of 5% is payable in cash and 8% may be paid-in-kind semiannually on January 1 and July 1. Through July 1, 2004, the Company has paid the interest in cash.

     The Second Secured and the new Senior Subordinated Notes contain covenants, which restrict the Company from incurring additional indebtedness and prohibit dividend payments, stock redemptions and certain other transactions. The Second Secured and the new Senior Subordinated Notes are fully, unconditionally, jointly and severally guaranteed by all subsidiaries.

     Scheduled annual principal payments on long-term debt for the years subsequent to September 30, 2004 are:


2005........................................................   $ 42,632
2006........................................................      3,155
2007........................................................      3,155
2008........................................................      3,155
2009........................................................      7,099
Thereafter..................................................    223,022
                                                               --------
                                                               $282,218
                                                               ========

9.  COMMITMENTS AND CONTINGENCIES

     The Company leases certain plants, warehouse space, machinery and equipment, office equipment and vehicles under operating leases. Rent expense for continuing operations under these operating leases for the years ended September 30, 2004, 2003 and 2002 totaled $2,999, $2,885 and $3,147, respectively.

                             NEENAH FOUNDRY COMPANY

     Property, plant and equipment under leases accounted for as capital leases are as follows:

                                                     REORGANIZED     REORGANIZED     PREDECESSOR
                                                    SEPTEMBER 30      OCTOBER 1     SEPTEMBER 30
                                                        2004            2003            2003
                                                   ---------------   -----------   ---------------
Machinery and equipment..........................      $6,436          $6,436          $20,867
Less accumulated depreciation....................        (744)             --           (4,978)
                                                       ------          ------          -------
                                                       $5,692          $6,436          $15,889
                                                       ======          ======          =======

     Total minimum rental payments under capital lease obligations, which all expire in fiscal 2005, are $1,641, including $58 representing interest. Minimum rental payments due under operating leases for fiscal years subsequent to September 30, 2004, are as follows:


2005........................................................   $1,930
2006........................................................    1,226
2007........................................................      544
2008........................................................      363
2009........................................................      291
Thereafter..................................................      251
                                                               ------
                                                               $4,605
                                                               ======

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

     Approximately 66% of the Company's work force is covered by collective bargaining agreements. The collective bargaining agreement for the Warsaw location of Dalton is scheduled to expire during fiscal 2005.

10.  INCOME TAXES

     The provision (credit) for income taxes consists of the following:

                                                           YEAR ENDED SEPTEMBER 30
                                                         ----------------------------
                                                          2004      2003       2002
                                                         ------   --------   --------
Current:
  Federal..............................................  $ (700)  $     --   $(18,522)
  State................................................     721        346        308
                                                         ------   --------   --------
                                                             21        346    (18,214)
Deferred...............................................   3,620    (10,337)   (10,650)
                                                         ------   --------   --------
                                                         $3,641   $ (9,991)  $(28,864)
                                                         ======   ========   ========

                             NEENAH FOUNDRY COMPANY

     The provision (credit) for income taxes is included in the consolidated statements of operations as follows:

                                                            YEAR ENDED SEPTEMBER 30
                                                          ---------------------------
                                                           2004     2003       2002
                                                          ------   -------   --------
Continuing operations...................................  $3,881   $(8,541)  $ (5,917)
Discontinued operations.................................    (240)   (1,450)   (22,947)
                                                          ------   -------   --------
                                                          $3,641   $(9,991)  $(28,864)
                                                          ======   =======   ========

     The provision (credit) for income taxes differs from the amount computed by applying the federal statutory rate of 35% to income (loss) before income taxes as follows:

                                                           YEAR ENDED SEPTEMBER 30
                                                         ----------------------------
                                                          2004      2003       2002
                                                         ------   --------   --------
Provision (credit) at statutory rate...................  $2,414   $(12,443)  $(26,798)
State income taxes, net of federal taxes...............     469        225         74
Additional provision recorded in connection with tax
  examinations.........................................      --         --        932
Reorganization expenses................................      --      2,244         --
Loss of benefit on current year net operating loss due
  to reorganization....................................     763         --         --
Permanent difference related to the discontinuance of
  Cast Alloys..........................................      --         --     (2,734)
Other..................................................      (5)       (17)      (338)
                                                         ------   --------   --------
Provision (credit) for income taxes....................  $3,641   $ (9,991)  $(28,864)
                                                         ======   ========   ========

                             NEENAH FOUNDRY COMPANY

     Deferred income tax assets and liabilities consist of the following:

                                                   REORGANIZED    REORGANIZED   PREDECESSOR
                                                   SEPTEMBER 30    OCTOBER 1    SEPTEMBER 30
                                                       2004          2003           2003
                                                   ------------   -----------   ------------
Deferred income tax liabilities:
  Inventories....................................    $ (4,118)     $ (3,447)      $ (2,244)
  Property, plant and equipment..................     (10,243)       (5,418)       (35,939)
  Identifiable intangible assets.................     (30,526)      (33,395)       (13,362)
  Other..........................................        (570)       (3,180)        (2,093)
                                                     --------      --------       --------
                                                      (45,457)      (45,440)       (53,638)
Deferred income tax assets:
  Employee benefit plans.........................      12,208        12,931         11,604
  Accrued vacation...............................       2,148         2,101          2,101
  Other accrued liabilities......................         587         4,032          3,136
  Net operating loss carryforwards...............          --            --          5,986
  Other..........................................         518            --          1,066
                                                     --------      --------       --------
                                                       15,461        19,064         23,893
                                                     --------      --------       --------
Net deferred income tax liability................    $(29,996)     $(26,376)      $(29,745)
                                                     ========      ========       ========
Included in the consolidated balance sheets as:
  Current deferred income tax asset..............    $     --      $     --       $  4,059
  Current deferred income tax liability..........      (1,360)         (401)            --
  Noncurrent deferred income tax liability.......     (28,636)      (25,975)       (33,804)
                                                     --------      --------       --------
                                                     $(29,996)     $(26,376)      $(29,745)
                                                     ========      ========       ========

     As of September 30, 2004, the Company has no federal and state net operating loss carryforwards for income tax purposes.

11.  EMPLOYEE BENEFIT PLANS

DEFINED-BENEFIT PENSION PLANS AND POSTRETIREMENT BENEFITS

     The Company sponsors five defined-benefit pension plans covering the majority of its hourly employees. Retirement benefits under the pension plans are based on years of service and defined-benefit rates. In connection with fresh start accounting, the Company elected a measurement date of June 30 for all of its pension plans. In 2003, three of the defined-benefit pension plans had measurement dates of September 30. The remaining two plans had a measurement date of June 30. The Company funds the pension plans based on actuarially determined cost methods allowable under Internal Revenue Service regulations.

     The Company also sponsors unfunded defined-benefit postretirement health care plans covering substantially all salaried and hourly employees at Neenah and their dependents. For salaried employees at Neenah, benefits are provided from the date of retirement for the duration of the employee's life, while benefits for hourly employees at Neenah are provided from retirement to age 65. Retirees' contributions to the plans are based on years of service and age at retirement. The Company funds benefits as incurred. In connection with fresh start accounting, the Company elected a measurement date of June 30 for these plans. In 2003, the measurement date for these plans was September 30.

                             NEENAH FOUNDRY COMPANY

     FASB Financial Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act), addresses the impact of the Act enacted in December 2003. The Act provides a prescription drug benefit for Medicare eligible employees starting in 2006. The Company does not believe that the Act will have an impact on the Company's postretirement benefit obligation because benefit levels of the Company's plans currently do not meet the criteria set forth by the Act to qualify for the subsidy.

OBLIGATIONS AND FUNDED STATUS

     The following table summarizes the funded status of the pension plans and postretirement benefit plans and the amounts recognized in the consolidated balance sheets at September 30, 2004 and 2003:

                                                                           POSTRETIREMENT
                                              PENSION BENEFITS                BENEFITS
                                          -------------------------   -------------------------
                                          REORGANIZED   PREDECESSOR   REORGANIZED   PREDECESSOR
                                             2004          2003          2004          2003
                                          -----------   -----------   -----------   -----------
Change in benefit obligation:
  Benefit obligation, October 1.........   $ 60,049      $ 51,911      $ 10,319      $  8,373
     Service cost.......................      1,964         1,798           215           319
     Interest cost......................      3,663         3,433           393           592
     Plan amendments....................         --           496          (461)           --
     Curtailment........................         --           565            --            --
     Actuarial (gains) losses...........     (1,761)        3,940        (1,185)        1,462
     Benefits paid......................     (1,725)       (2,094)         (367)         (427)
                                           --------      --------      --------      --------
  Benefit obligation, September 30......   $ 62,190      $ 60,049      $  8,914      $ 10,319
                                           ========      ========      ========      ========
Change in plan assets:
  Fair value of plan assets, October
     1..................................   $ 43,489      $ 38,200      $     --      $     --
     Actual return on plan assets.......      3,845         4,375            --            --
     Company contributions..............      3,411         3,008           367           427
     Benefits paid......................     (1,725)       (2,094)         (367)         (427)
                                           --------      --------      --------      --------
  Fair value of plan assets, September
     30.................................   $ 49,020      $ 43,489      $     --      $     --
                                           ========      ========      ========      ========
Funded status of the plans:
  Benefit obligation in excess of plan
     assets.............................   $(13,170)     $(16,560)     $ (8,914)     $(10,319)
  Unrecognized prior service cost.......         --         2,532          (461)          536
  4(th) quarter contributions...........         --            --           122            --
  Unrecognized net (gains) losses.......     (1,986)       15,592        (1,322)        2,512
                                           --------      --------      --------      --------
                                           $(15,156)     $  1,564      $(10,575)     $ (7,271)
                                           ========      ========      ========      ========
Amounts recognized in the consolidated
  balance sheets at September 30:
  Accrued pension liability.............   $(15,156)     $(16,562)     $(10,575)     $ (7,271)
  Intangible asset......................         --         2,532            --            --
  Deferred income tax asset.............         --         6,285            --            --
  Accumulated other comprehensive
     loss...............................         --         9,309            --            --
                                           --------      --------      --------      --------
                                           $(15,156)     $  1,564      $(10,575)     $ (7,271)
                                           ========      ========      ========      ========

                             NEENAH FOUNDRY COMPANY

     The accumulated benefit obligation for the Company's defined benefit pension plans was $62,190 and $60,049 at September 30, 2004 and 2003, respectively.

BENEFIT COSTS

     Components of net periodic benefit cost for the years ended September 30, 2004, 2003 and 2002, respectively, are as follows:

                                                                     POSTRETIREMEN
                                         PENSION BENEFITS               BENEFITS
                                    ---------------------------   --------------------
                                     2004      2003      2002     2004    2003    2002
                                    -------   -------   -------   ----   ------   ----
Service cost......................  $ 1,964   $ 1,798   $ 1,512   $286   $  319   $198
Interest cost.....................    3,663     3,433     3,269    523      592    476
Expected return on plan assets....   (3,630)   (3,265)   (3,486)    --       --     --
Amortization of prior service
  cost............................       --       146       146    (32)      45     45
Recognized net actuarial (gain)
  loss............................       20       515        26    (33)      47     (5)
                                    -------   -------   -------   ----   ------   ----
Net periodic benefit cost.........  $ 2,017   $ 2,627   $ 1,467   $744   $1,003   $714
                                    =======   =======   =======   ====   ======   ====
Net periodic benefit cost included
  in the consolidated statements
  of operations as:
  Continuing operations...........  $ 2,017   $ 2,432   $ 1,373   $744   $1,003   $714
  Discontinued operations.........       --       195        94     --       --     --
                                    -------   -------   -------   ----   ------   ----
                                    $ 2,017   $ 2,627   $ 1,467   $744   $1,003   $714
                                    =======   =======   =======   ====   ======   ====

ASSUMPTIONS

     Weighted-average assumptions used to determine benefit obligations as of September 30:

                                                                           POSTRETIREMENT
                                                     PENSION BENEFITS         BENEFITS
                                                   ---------------------   ---------------
                                                   2004        2003         2004     2003
                                                   ----   --------------   ------   ------
Discount rate....................................  6.25%  6.25% to 6.75%    6.25%    6.25%

     Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30:

                                                                            POSTRETIREMENT
                                       PENSION BENEFITS                        BENEFITS
                       ------------------------------------------------   ------------------
                            2004             2003             2002        2004   2003   2002
                       --------------   --------------   --------------   ----   ----   ----
Discount rate........      6.25%        6.25% to 6.75%       6.75%        6.25%  6.25%  6.75%
Expected long-term
  rate of return on
  plan assets........  7.50% to 8.50%   7.50% to 8.50%   6.75% to 9.00%    --     --     --

     For measurement purposes, the healthcare cost trend rate was assumed to be 8.5% decreasing gradually to 5.0% in 2010 and then remaining at that level thereafter. The healthcare cost trend rate

                             NEENAH FOUNDRY COMPANY
assumption has a significant effect on the amounts reported. A one percentage point change in the healthcare cost trend rate would have the following effect:

                                                              1% INCREASE   1% DECREASE
                                                              -----------   -----------
Effect on total of service cost and interest cost...........    $  168        $  (130)
Effect on postretirement benefit obligation.................     1,533         (1,218)

PENSION PLAN ASSETS

     The following table summarizes the weighted-average asset allocations of the pension plans at September 30, 2004 and 2003:

                                                              2004   2003
                                                              ----   ----
Asset Category
  Equity securities.........................................   47%    48%
  Debt securities...........................................   37     34
  Real estate...............................................    3      3
  Other.....................................................   13     15
                                                              ---    ---
                                                              100%   100%
                                                              ===    ===

     The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by maximizing investment returns within that prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small and large capitalizations. The Company's targeted asset allocation ranges as a percentage of total market value are as follows: equity securities 45% to 50% and debt securities 35% to 40%. None of the plans' equity securities are invested in common stock of the plan sponsor's parent company, ACP Holding Company. Additionally, cash balances are maintained at levels adequate to meet near term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.

     The Company's overall expected long-term rate of return on assets is 7.50% to 8.50%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.

PENSION PLAN BENEFIT PAYMENTS AND CONTRIBUTIONS

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for fiscal years subsequent to September 30, 2004:


2005........................................................   $ 2,158
2006........................................................     2,241
2007........................................................     2,461
2008........................................................     2,676
2009........................................................     2,996
2010-2014...................................................    18,725
                                                               -------
                                                               $31,257
                                                               =======

                             NEENAH FOUNDRY COMPANY

     The Company expects to contribute $4,551 to its pension plans during fiscal 2005.

DEFINED-CONTRIBUTION RETIREMENT PLANS

     The Company sponsors various defined-contribution retirement plans (the Plans) covering substantially all salaried and certain hourly employees. The Plans allow participants to make 401(k) contributions in amounts ranging from 1% to 15% of their compensation. The Company matches between 35% and 50% of the participants' contributions up to a maximum of 6% of the employee's compensation, as defined. The Company may make additional voluntary contributions to the Plans as determined annually by the Board of Directors. Total Company contributions for continuing operations amounted to $1,195, $1,694 and $1,456 for the years ended September 30, 2004, 2003 and 2002, respectively.

OTHER EMPLOYEE BENEFITS

     The Company provides unfunded supplemental retirement benefits to certain active and retired employees at Dalton. At September 30, 2004, the present value of the current and long-term portion of these supplemental retirement obligations totaled $215 and $2,656, respectively. At September 30, 2003, the present value of the current and long-term portion of these supplemental retirement obligations totaled $201 and $2,846, respectively.

     Certain of Dalton's hourly employees are covered by a multi-employer, defined-benefit pension plan pursuant to a collective bargaining agreement. The Company's expense for the years ended September 30, 2004, 2003 and 2002, was $361, $417 and $397, respectively.

     Substantially all of Mercer's union employees are covered by a multiemployer, defined-benefit pension plan pursuant to a collective bargaining agreement. The Company's expense for the years ended September 30, 2004, 2003 and 2002, was $141, $102 and $119, respectively.

12.  SEGMENT INFORMATION

     The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells gray and ductile iron castings for the industrial and municipal markets, while the Forgings segment manufactures forged components for the industrial market. The Other segment includes machining operations and freight hauling.

     The Company evaluates performance and allocates resources based on the operating income before depreciation and amortization charges of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and

                             NEENAH FOUNDRY COMPANY
transfers are recorded at cost plus a share of operating profit. The following segment information is presented for continuing operations:

                                                            YEAR ENDED SEPTEMBER 30
                                                    ---------------------------------------
                                                       2004          2003          2002
                                                    REORGANIZED   PREDECESSOR   PREDECESSOR
                                                    -----------   -----------   -----------
Revenues from external customers:
  Castings........................................   $414,575      $ 349,410     $ 361,914
  Forgings........................................     29,853         20,681        21,893
  Other...........................................     22,035         19,185        20,498
  Elimination of intersegment revenues............    (15,521)       (14,213)      (16,598)
                                                     --------      ---------     ---------
                                                     $450,942      $ 375,063     $ 387,707
                                                     ========      =========     =========
Income (loss) from continuing operations:
  Castings........................................   $  3,614      $ (22,870)    $  (5,953)
  Forgings........................................     (2,482)        (6,819)       (4,135)
  Other...........................................      1,980           (150)         (764)
  Elimination of intersegment loss................        502          6,969         4,899
                                                     --------      ---------     ---------
                                                     $  3,614      $ (22,870)    $  (5,953)
                                                     ========      =========     =========
Total assets:
  Castings........................................   $420,437      $ 641,870     $ 668,669
  Forgings........................................      8,110         38,454        41,584
  Other...........................................     12,097         10,971        16,494
  Elimination of intersegment assets..............    (33,204)      (154,461)     (157,359)
                                                     --------      ---------     ---------
                                                     $407,440      $ 536,834     $ 569,388
                                                     ========      =========     =========

                             NEENAH FOUNDRY COMPANY

                                                  CASTINGS   FORGINGS   OTHER     TOTAL
                                                  --------   --------   ------   -------
Year ended September 30, 2004 (Reorganized):
  Interest expense..............................  $29,392    $ 3,476    $  524   $33,392
  Interest income...............................       29         --        --        29
  Provision (credit) for income taxes...........    3,648       (385)      618     3,881
  Depreciation and amortization expense.........   16,254        749       989    17,992
  Expenditures for long-lived assets............   11,589        398       726    12,713
Year ended September 30, 2003 (Predecessor):
  Interest expense..............................  $41,907    $ 4,803    $  735   $47,445
  Interest income...............................      825         --        --       825
  Provision (credit) for income taxes...........   (8,331)      (622)      412    (8,541)
  Depreciation and amortization expense.........   22,522      2,277     1,296    26,095
  Expenditures for long-lived assets............   11,112        217       571    11,900
Year ended September 30, 2002 (Predecessor):
  Interest expense..............................  $38,196    $ 4,439    $  831   $43,466
  Interest income...............................      819         --        --       819
  Credit for income taxes.......................   (3,005)    (2,790)     (122)   (5,917)
  Depreciation and amortization expense.........   23,251      2,627     1,669    27,547
  Expenditures for long-lived assets............    8,558        415        82     9,055

GEOGRAPHIC INFORMATION

                                                                          LONG-LIVED
                                                              NET SALES   ASSETS(1)
                                                              ---------   ----------
Year ended September 30, 2004 (Reorganized):
  United States.............................................  $428,081     $ 87,276
  Foreign countries.........................................    22,861           --
                                                              --------     --------
                                                              $450,942     $ 87,276
                                                              ========     ========
Year ended September 30, 2003 (Predecessor):
  United States.............................................  $364,318     $162,969
  Foreign countries.........................................    10,745           --
                                                              --------     --------
                                                              $375,063     $162,969
                                                              ========     ========
Year ended September 30, 2002 (Predecessor):
  United States.............................................  $378,968     $173,565
  Foreign countries.........................................     8,739           --
                                                              --------     --------
                                                              $387,707     $173,565
                                                              ========     ========

---------------

(1) Represents tangible long-lived assets only.

13.  GUARANTOR SUBSIDIARIES

     The following tables present condensed consolidating financial information for the period from October 1, 2003 to September 30, 2004 (Reorganized Company) and fiscal 2003 and 2002 (Predecessor Company) for: (a) the Company, and (b) on a combined basis, the guarantors of the Second Secured

                             NEENAH FOUNDRY COMPANY

Notes and the Senior Subordinated Notes, which include all of the wholly owned subsidiaries of the Company (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

          CONDENSED CONSOLIDATING BALANCE SHEET -- REORGANIZED COMPANY
                               SEPTEMBER 30, 2004

                                                             SUBSIDIARY
                                                  COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                  --------   ----------   ------------   ------------
                                               ASSETS
Current assets:
  Cash (overdraft) and cash equivalents.........  $  1,683    $ (1,683)    $      --       $     --
  Accounts receivable, net......................    39,487      41,833            --         81,320
  Inventories...................................    25,481      35,638            --         61,119
  Deferred income taxes.........................     4,086      (4,086)           --             --
  Other current assets..........................     3,638       3,540            --          7,178
                                                  --------    --------     ---------       --------
Total current assets............................    74,375      75,242            --        149,617
Investments in and advances to subsidiaries.....   111,982          --      (111,982)            --
Property, plant and equipment, net..............    31,683      55,593            --         87,276
Deferred financing costs, identifiable
  intangible assets and goodwill, net...........   146,515      19,066            --        165,581
Other assets....................................     1,895       3,071            --          4,966
                                                  --------    --------     ---------       --------
                                                  $366,450    $152,972     $(111,982)      $407,440
                                                  ========    ========     =========       ========

                                LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable..............................  $  8,457    $ 20,693     $      --       $ 29,150
  Accrued wages and employee benefits...........     5,616       7,265            --         12,881
  Accrued interest..............................     7,140          --            --          7,140
  Other accrued liabilities.....................     3,298       1,655            --          4,953
  Deferred income taxes.........................        --       1,360            --          1,360
  Current portion of long-term debt.............    42,632          --            --         42,632
  Current portion of capital lease
     obligations................................        --       1,583            --          1,583
                                                  --------    --------     ---------       --------
Total current liabilities.......................    67,143      32,556            --         99,699
Long-term debt..................................   239,586          --            --        239,586
Deferred income taxes...........................    27,747         889            --         28,636
Postretirement benefit obligations..............    10,575          --            --         10,575
Other liabilities...............................    12,615       7,545            --         20,160
Stockholder's equity............................     8,784     111,982      (111,982)         8,784
                                                  --------    --------     ---------       --------
                                                  $366,450    $152,972     $(111,982)      $407,440
                                                  ========    ========     =========       ========

                             NEENAH FOUNDRY COMPANY

              CONDENSED CONSOLIDATING BALANCE SHEET -- PREDECESSOR
                               SEPTEMBER 30, 2003

                                                             SUBSIDIARY
                                                  COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                  --------   ----------   ------------   ------------
                                               ASSETS
Current assets:
  Cash (overdraft) and cash equivalents.........  $ 24,432    $    (76)    $      --       $ 24,356
  Accounts receivable, net......................    30,069      25,447            --         55,516
  Inventories...................................    21,029      35,526            --         56,555
  Deferred income taxes.........................    12,970      (8,911)           --          4,059
  Other current assets..........................     4,924       3,612            --          8,536
                                                  --------    --------     ---------       --------
Total current assets............................    93,424      55,598            --        149,022
Investments in and advances to subsidiaries.....   178,594          --      (178,594)            --
Property, plant and equipment, net..............    79,514      83,455            --        162,969
Deferred financing costs, identifiable
  intangible assets and goodwill, net...........   122,592      92,369            --        214,961
Other assets....................................     3,970       5,912            --          9,882
                                                  --------    --------     ---------       --------
                                                  $478,094    $237,334     $(178,594)      $536,834
                                                  ========    ========     =========       ========

                           LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities not subject to compromise:
  Accounts payable..............................  $  9,439    $ 16,846     $      --       $ 26,285
  Accrued wages and employee benefits...........     4,481       6,826            --         11,307
  Other accrued liabilities.....................     3,933       1,985            --          5,918
  Current portion of capital lease
     obligations................................        --       2,646            --          2,646
                                                  --------    --------     ---------       --------
Total current liabilities.......................    17,853      28,303            --         46,156
Long-term liabilities subject to compromise.....   465,540          --            --        465,540
Capital lease obligations.......................        --       1,583            --          1,583
Deferred income taxes...........................    13,856      19,948            --         33,804
Postretirement benefit obligations..............     7,271          --            --          7,271
Other liabilities...............................    12,590       8,906            --         21,496
Stockholder's equity (deficit)..................   (39,016)    178,594      (178,594)       (39,016)
                                                  --------    --------     ---------       --------
                                                  $478,094    $237,334     $(178,594)      $536,834
                                                  ========    ========     =========       ========

                             NEENAH FOUNDRY COMPANY

     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -- REORGANIZED COMPANY
                         YEAR ENDED SEPTEMBER 30, 2004

                                                     SUBSIDIARY
                                          COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                          --------   ----------   ------------   ------------
Net sales...............................  $198,331    $258,266      $(5,655)       $450,942
Cost of sales...........................   144,649     236,130       (5,655)        375,124
                                          --------    --------      -------        --------
Gross profit............................    53,682      22,136           --          75,818
Selling, general and administrative
  expenses..............................    13,249      14,125           --          27,374
Amortization expense....................     5,705       1,416           --           7,121
Loss on disposal of equipment...........       465          --           --             465
                                          --------    --------      -------        --------
Operating income........................    34,263       6,595           --          40,858
Other income (expense):
  Interest expense......................   (17,295)    (16,097)          --         (33,392)
  Interest income.......................        21           8           --              29
                                          --------    --------      -------        --------
                                           (17,274)    (16,089)          --         (33,363)
                                          --------    --------      -------        --------
Income (loss) from continuing operations
  before income taxes and equity in
  losses of subsidiaries................    16,989      (9,494)          --           7,495
Provision (credit) for income taxes.....    (1,890)      5,771           --           3,881
                                          --------    --------      -------        --------
                                            18,879     (15,265)          --           3,614
Equity in losses of subsidiaries........   (15,624)         --       15,624              --
                                          --------    --------      -------        --------
Income (loss) from continuing
  operations............................     3,255     (15,265)      15,624           3,614
Loss from discontinued operations, net
  of income taxes.......................        --        (359)          --            (359)
                                          --------    --------      -------        --------
Net income (loss).......................  $  3,255    $(15,624)     $15,624        $  3,255
                                          ========    ========      =======        ========

                             NEENAH FOUNDRY COMPANY

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -- PREDECESSOR
                         YEAR ENDED SEPTEMBER 30, 2003

                                                     SUBSIDIARY
                                          COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                          --------   ----------   ------------   ------------
Net sales...............................  $160,529    $220,102      $(5,568)       $375,063
Cost of sales...........................   117,301     210,101       (5,568)        321,834
                                          --------    --------      -------        --------
Gross profit............................    43,228      10,001           --          53,229
Selling, general and administrative
  expenses..............................    11,766      14,366           --          26,132
Amortization expense....................     1,832       1,987           --           3,819
Loss on disposal of equipment...........       214         (19)          --             195
                                          --------    --------      -------        --------
Operating income (loss).................    29,416      (6,333)          --          23,083
Other income (expense):
  Interest expense......................   (25,589)    (21,856)          --         (47,445)
  Interest income.......................       822           3           --             825
  Reorganization expense................    (7,874)         --           --          (7,874)
                                          --------    --------      -------        --------
                                           (32,641)    (21,853)          --         (54,494)
                                          --------    --------      -------        --------
Loss from continuing operations before
  income taxes and equity in losses of
  subsidiaries..........................    (3,225)    (28,186)          --         (31,411)
Provision (credit) for income taxes.....    (8,846)        305           --          (8,541)
                                          --------    --------      -------        --------
                                             5,621     (28,491)          --         (22,870)
Equity in losses of subsidiaries........   (31,182)         --       31,182              --
                                          --------    --------      -------        --------
Loss from continuing operations.........   (25,561)    (28,491)      31,182         (22,870)
Loss from discontinued operations, net
  of income taxes.......................        --      (1,095)          --          (1,095)
Loss on sale of discontinued operations,
  net of income tax.....................        --      (1,596)          --          (1,596)
                                          ========    ========      =======        ========
Net loss................................  $(25,561)   $(31,182)     $31,182        $(25,561)
                                          ========    ========      =======        ========

                             NEENAH FOUNDRY COMPANY

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -- PREDECESSOR
                         YEAR ENDED SEPTEMBER 30, 2002

                                                     SUBSIDIARY
                                          COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                          --------   ----------   ------------   ------------
Net sales...............................  $168,519    $227,300      $(8,112)       $387,707
Cost of sales...........................   119,442     212,410       (8,112)        323,740
                                          --------    --------      -------        --------
Gross profit............................    49,077      14,890           --          63,967
Selling, general and administrative
  expenses..............................    13,357      15,386           --          28,743
Amortization expense....................     1,833       1,996           --           3,829
Provision for impairment of assets......        --          74           --              74
Loss on disposal of equipment...........        98         446           --             544
                                          --------    --------      -------        --------
Operating income (loss).................    33,789      (3,012)          --          30,777
Other income (expense):
  Interest expense......................   (22,568)    (20,898)          --         (43,466)
  Interest income.......................       805          14           --             819
                                          --------    --------      -------        --------
                                           (21,763)    (20,884)          --         (42,647)
                                          --------    --------      -------        --------
Income (loss) from continuing operations
  before income taxes and equity in
  losses of subsidiaries................    12,026     (23,896)          --         (11,870)
Provision (credit) for income taxes.....     1,293      (7,210)          --          (5,917)
                                          --------    --------      -------        --------
                                            10,733     (16,686)          --          (5,953)
Equity in losses of subsidiaries........   (58,436)         --       58,436              --
                                          --------    --------      -------        --------
Loss from continuing operations.........   (47,703)    (16,686)      58,436          (5,953)
Loss from discontinued operations, net
  of income taxes.......................        --     (41,750)          --         (41,750)
                                          --------    --------      -------        --------
Net loss................................  $(47,703)   $(58,436)     $58,436        $(47,703)
                                          ========    ========      =======        ========

                             NEENAH FOUNDRY COMPANY

     CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS -- REORGANIZED COMPANY
                         YEAR ENDED SEPTEMBER 30, 2004

                                                     SUBSIDIARY
                                          COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                          --------   ----------   ------------   ------------
OPERATING ACTIVITIES
Net income (loss).......................  $  3,255    $(15,624)     $ 15,624       $  3,255
Noncash adjustments.....................     8,544      15,603            --         24,147
Changes in operating assets and
  liabilities...........................   (11,751)    (12,906)           --        (24,657)
                                          --------    --------      --------       --------
Net cash provided by (used in) operating
  activities............................        48     (12,927)       15,624          2,745
INVESTING ACTIVITIES
Investments in and advances to
  subsidiaries..........................    (6,749)     22,373       (15,624)            --
Purchase of property, plant and
  equipment.............................    (3,897)     (8,816)           --        (12,713)
Other...................................       121         409            --            530
                                          --------    --------      --------       --------
Net cash provided by (used in) investing
  activities............................   (10,525)     13,966       (15,624)       (12,183)
FINANCING ACTIVITIES
Proceeds from long-term debt............    14,450          --            --         14,450
Payments on long-term debt and capital
  lease obligations.....................    (2,366)     (2,646)           --         (5,012)
                                          --------    --------      --------       --------
Net cash provided by (used in) financing
  activities............................    12,084      (2,646)           --          9,438
                                          --------    --------      --------       --------
Increase (decrease) in cash and cash
  equivalents...........................     1,607      (1,607)           --             --
Cash (overdraft) and cash equivalents at
  beginning of year.....................        76         (76)           --             --
                                          --------    --------      --------       --------
Cash (overdraft) and cash equivalents at
  end of year...........................  $  1,683    $ (1,683)     $     --       $     --
                                          ========    ========      ========       ========

                             NEENAH FOUNDRY COMPANY

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS -- PREDECESSOR
                         YEAR ENDED SEPTEMBER 30, 2003

                                                     SUBSIDIARY
                                          COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                          --------   ----------   ------------   ------------
OPERATING ACTIVITIES
Net loss................................  $(25,561)   $(31,182)     $ 31,182       $(25,561)
Noncash adjustments.....................     5,548      18,473            --         24,021
Changes in operating assets and
  liabilities...........................    29,427      (4,885)           --         24,542
                                          --------    --------      --------       --------
Net cash provided by (used in) operating
  activities............................     9,414     (17,594)       31,182         23,002
INVESTING ACTIVITIES
Investments in and advances to
  subsidiaries..........................     1,086      30,096       (31,182)            --
Purchase of property, plant and
  equipment.............................    (4,930)     (6,970)           --        (11,900)
Other...................................        89         494            --            583
                                          --------    --------      --------       --------
Net cash provided by (used in) investing
  activities............................    (3,755)     23,620       (31,182)       (11,317)
FINANCING ACTIVITIES
Proceeds from long-term debt............       815          --            --            815
Payments on long-term debt and capital
  lease obligations.....................   (10,041)     (2,976)           --        (13,017)
Debt issuance costs.....................    (1,291)         --            --         (1,291)
                                          --------    --------      --------       --------
Net cash used in financing activities...   (10,517)     (2,976)           --        (13,493)
                                          --------    --------      --------       --------
Increase (decrease) in cash and cash
  equivalents...........................    (4,858)      3,050            --         (1,808)
Cash (overdraft) and cash equivalents at
  beginning of year.....................    29,290      (3,126)           --         26,164
                                          --------    --------      --------       --------
Cash (overdraft) and cash equivalents at
  end of year...........................  $ 24,432    $    (76)     $     --       $ 24,356
                                          ========    ========      ========       ========

                             NEENAH FOUNDRY COMPANY

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS -- PREDECESSOR
                         YEAR ENDED SEPTEMBER 30, 2002

                                                     SUBSIDIARY
                                          COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                          --------   ----------   ------------   ------------
OPERATING ACTIVITIES
Net loss................................  $(47,703)   $(58,436)     $ 58,436       $(47,703)
Noncash adjustments.....................    10,773      46,780            --         57,553
Changes in operating assets and
  liabilities...........................   (13,173)     19,759            --          6,586
                                          --------    --------      --------       --------
Net cash provided by (used in) operating
  activities............................   (50,103)      8,103        58,436         16,436
INVESTING ACTIVITIES
Investments in and advances to
  subsidiaries..........................    62,066      (3,630)      (58,436)            --
Purchase of property, plant and
  equipment.............................    (4,510)     (4,545)           --         (9,055)
Other...................................        37        (335)           --           (298)
                                          --------    --------      --------       --------
Net cash provided by (used in) investing
  activities............................    57,593      (8,510)      (58,436)        (9,353)
FINANCING ACTIVITIES
Proceeds from long-term debt............    33,400          --            --         33,400
Payments on long-term debt and capital
  lease obligations.....................   (15,424)     (2,383)           --        (17,807)
Debt issuance costs.....................      (858)         --            --           (858)
                                          --------    --------      --------       --------
Net cash provided by (used in) financing
  activities............................    17,118      (2,383)           --         14,735
                                          --------    --------      --------       --------
Increase (decrease) in cash and cash
  equivalents...........................    24,608      (2,790)           --         21,818
Cash (overdraft) and cash equivalents at
  beginning of year.....................     4,682        (336)           --          4,346
                                          --------    --------      --------       --------
Cash (overdraft) and cash equivalents at
  end of year...........................  $ 29,290    $ (3,126)     $     --       $ 26,164
                                          ========    ========      ========       ========

14.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                     YEAR ENDED SEPTEMBER 30, 2004 (REORGANIZED)
                                          -----------------------------------------------------------------
                                          1(ST) QUARTER    2(ND) QUARTER    3(RD) QUARTER    4(TH) QUARTER
                                          --------------   --------------   --------------   --------------
Net sales...............................     $89,825          $105,113         $124,717         $131,287
Gross profit............................      11,482            13,739           26,063           24,534
Net income (loss).......................      (4,684)           (3,644)           8,786            2,797

                                                     YEAR ENDED SEPTEMBER 30, 2003 (PREDECESSOR)
                                          -----------------------------------------------------------------
                                          1(ST) QUARTER    2(ND) QUARTER    3(RD) QUARTER    4(TH) QUARTER
                                          --------------   --------------   --------------   --------------
Net sales...............................     $84,334          $86,959          $102,835         $100,935
Gross profit............................      12,165            9,218            17,689           14,157
Net loss................................      (4,619)          (8,105)           (3,851)          (8,986)

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We have audited the consolidated financial statements of Neenah Foundry Company as of September 30, 2004 (Reorganized Company) and September 30, 2003 (Predecessor Company) and for the year ended September 30, 2004 (Reorganized Company) and the years ended September 30, 2003 and 2002 (Predecessor Company) and have issued our report thereon dated November 5, 2004 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in the index at Item 15(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Milwaukee, Wisconsin
November 5, 2004

                                                                     SCHEDULE II

                             NEENAH FOUNDRY COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 2002, 2003, AND 2004

                                                BALANCE AT   ADDITIONS
                                                BEGINNING    CHARGED TO                   BALANCE AT
DESCRIPTION                                     OF PERIOD     EXPENSE     DEDUCTIONS     END OF PERIOD
-----------                                     ----------   ----------   ----------     -------------
                                                                (DOLLARS IN THOUSANDS)
Allowance for doubtful accounts receivable:
  2002........................................    $1,437       $  533       $  908(A)       $1,062
                                                  ======       ======       ======          ======
  2003........................................    $1,062       $1,760       $  447(A)       $2,375
                                                  ======       ======       ======          ======
  2004........................................    $2,375       $1,043       $2,276(A)       $1,142
                                                  ======       ======       ======          ======
Reserve for obsolete inventory:
  2002........................................    $  598       $  240       $    9(B)       $  829
                                                  ======       ======       ======          ======
  2003........................................    $  829       $  424       $   59(B)       $1,194
                                                  ======       ======       ======          ======
  2004........................................    $1,194       $  456       $  690(B)       $  960
                                                  ======       ======       ======          ======

---------------

(A)  Uncollectible accounts written off, net of recoveries

(B)  Reduction for disposition of inventory