Form 10-Q
period 2004-12-31
NEENAH FOUNDRY CO
filed 2005-02-14
CIK 1040599

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2004

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    --------------

Commission File Number   333-28751

                             NEENAH FOUNDRY COMPANY
          (Exact name of each registrant as it appears in its charter)

           Wisconsin                                          39-1580331
(State or other jurisdiction of                        (IRS Employer ID Number)
incorporation or organization)


2121 Brooks Avenue,  P.O. Box 729, Neenah, Wisconsin               54957
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

On January 31, 2005 the registrant had 1,000 shares of Common Stock, par value $100 per share, outstanding, all of which were held of record by ACP Holding Company.

                             NEENAH FOUNDRY COMPANY
                                 Form 10-Q Index
                     For the Quarter Ended December 31, 2004


                                                                                                                             Page
                                                                                                                             ----
Part I. Financial Information
    Item 1. Financial Statements
         Condensed consolidated balance sheets -- Reorganized Neenah Foundry Company as of December 31, 2004 and
         September 30, 2004                                                                                                    3
         Condensed consolidated statements of operations -- Reorganized Neenah Foundry Company for the three months
         ended December 31, 2004 and 2003, and for Predecessor Neenah Foundry Company for October 1, 2003                      4
         Condensed consolidated statements of cash flows -- Reorganized Neenah Foundry Company for the three months
         ended December 31, 2004 and 2003, and for Predecessor Neenah Foundry Company for October 1, 2003                      5
         Notes to condensed consolidated financial statements -- December 31, 2004                                             6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                             14

    Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                        18

    Item 4. Controls and Procedures                                                                                           18

Part II.  Other Information
   Item 6. Exhibits                                                                                                           19

Signatures                                                                                                                    20

Exhibits

                             NEENAH FOUNDRY COMPANY
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)



                                                                    December 31        September 30
                                                                        2004              2004(1)
                                                                    -------------     -------------
                                                                     (Unaudited)
ASSETS
Current assets:
  Accounts receivable, net ....................................     $      78,029     $      81,320
  Inventories .................................................            62,421            61,119
  Other current assets ........................................             5,935             6,978
  Current assets of discontinued operations ...................               200               200
                                                                    -------------     -------------
          Total current assets ................................           146,585           149,617

Property, plant and equipment .................................           102,764            98,074
Less accumulated depreciation .................................            13,510            10,798
                                                                    -------------     -------------
                                                                           89,254            87,276

Deferred financing costs, net .................................             2,461             2,566
Identifiable intangible assets, net ...........................            74,533            76,316
Goodwill ......................................................            86,699            86,699
Other assets ..................................................             4,798             4,966
                                                                    -------------     -------------
                                                                    $     404,330     $     407,440
                                                                    =============     =============
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable ............................................     $      29,238     $      29,150
  Accrued wages and employee benefits .........................            10,371            12,881
  Accrued interest ............................................               226             7,140
  Other accrued liabilities ...................................             5,343             4,953
  Deferred income taxes .......................................             1,360             1,360
  Current portion of long-term debt ...........................            48,729            42,632
  Current portion of capital lease obligations ................               922             1,583
                                                                    -------------     -------------
          Total current liabilities ...........................            96,189            99,699

Long-term debt ................................................           239,193           239,586
Deferred income taxes .........................................            28,636            28,636
Postretirement benefit obligations ............................            10,710            10,575
Other liabilities .............................................            20,206            20,160
                                                                    -------------     -------------
          Total liabilities ...................................           394,934           398,656

Commitments and contingencies

STOCKHOLDER'S EQUITY:
Common stock, par value $100 per share -- authorized,
         issued and outstanding 1,000 shares ..................               100               100
Capital in excess of par value ................................             5,429             5,429
Retained earnings .............................................             3,867             3,255
                                                                    -------------     -------------
          Total stockholder's equity ..........................             9,396             8,784
                                                                    -------------     -------------
                                                                    $     404,330     $     407,440
                                                                    =============     =============


See notes to condensed consolidated financial statements.

(1) The balance sheet as of September 30, 2004 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)



                                                                    Reorganized                Predecessor
                                                          ------------------------------      ------------
                                                                  Three Months Ended
                                                                     December 31,
                                                          ------------------------------       October 1,
                                                               2004              2003              2003
                                                          ------------      ------------      ------------
Net sales ...........................................     $    121,864      $     89,825      $         --
Cost of sales .......................................          102,696            78,343                --
                                                          ------------      ------------      ------------
Gross profit ........................................           19,168            11,482                --
Selling, general and administrative expenses ........            7,953             5,222                --
Amortization of intangible assets ...................            1,783             1,797                --
Gain on disposal of equipment .......................               (1)              (51)               --
                                                          ------------      ------------      ------------
Total operating expenses ............................            9,735             6,968                --
                                                          ------------      ------------      ------------
Operating income ....................................            9,433             4,514                --
  Net interest expense ..............................           (8,411)           (8,599)               --
  Reorganization gain, net ..........................               --                --            43,943
                                                          ------------      ------------      ------------
Income (loss) from continuing operations before
  income taxes ......................................            1,022            (4,085)           43,943
Income tax provision ................................              410                --                --
                                                          ------------      ------------      ------------
Income (loss) from continuing operations ............              612            (4,085)           43,943
Loss from discontinued operations ...................               --              (599)               --
                                                          ------------      ------------      ------------
Net income (loss) ...................................     $        612      $     (4,684)     $     43,943
                                                          ============      ============      ============


See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                   Reorganized                  Predecessor
                                                                           ------------------------------      ------------
                                                                                 Three Months Ended
                                                                                     December 31,
                                                                           ------------------------------       October 1,
                                                                              2004               2003              2003
                                                                           ------------      ------------      ------------
OPERATING ACTIVITIES
Net income (loss) ....................................................     $        612      $     (4,684)     $     43,943
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
   Non-cash reorganization items .....................................               --                --           (68,299)
   Depreciation and amortization .....................................            4,627             4,493                --
   Amortization of deferred financing costs and discount on notes ....              516               755                --
   Changes in operating assets and liabilities .......................           (5,565)            3,988                --
                                                                           ------------      ------------      ------------
        Net cash provided by (used in) operating
        activities ...................................................              190             4,552           (24,356)

INVESTING ACTIVITIES
Purchase of property, plant and equipment ............................           (4,822)           (3,036)               --
                                                                           ------------      ------------      ------------
        Net cash used in investing
        activities ...................................................           (4,822)           (3,036)               --

FINANCING ACTIVITIES
Proceeds from long-term debt .........................................            6,097                --                --
Payments on long-term debt and capital lease obligations .............           (1,450)             (346)               --
Debt issuance costs ..................................................              (15)               --                --
                                                                           ------------      ------------      ------------
        Net cash provided by (used in) financing
        activities ...................................................            4,632              (346)               --
                                                                           ------------      ------------      ------------
Increase (decrease) in cash and cash equivalents .....................               --             1,170           (24,356)
Cash and cash equivalents at beginning of period .....................               --               105            24,356
                                                                           ------------      ------------      ------------
Cash and cash equivalents at end of period ...........................     $         --      $      1,275      $         --
                                                                           ============      ============      ============


See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                December 31, 2004
                                 (In thousands)

NOTE 1 -- BASIS OF PRESENTATION

On August 5, 2003, Neenah Foundry Company (the Company) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, District of Delaware (the Bankruptcy Court). On September 26, 2003, the Bankruptcy Court confirmed the Company's Plan of Reorganization, and, on October 8, 2003, the Company consummated the Plan of Reorganization and emerged from its Chapter 11 reorganization proceedings with a significantly restructured balance sheet.

The Company implemented the fresh start accounting provisions (fresh start) of the AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," (SOP 90-7) as of October 1, 2003. Under fresh start, the fair value of the reorganized Company was allocated among its assets and liabilities, and its accumulated deficit as of October 1, 2003 was eliminated. The implementation of fresh start has resulted in a substantial reduction in the carrying value of the Company's long-lived assets, including property, plant and equipment and intangible assets, and long-term liabilities. As a result, the predecessor financial statements are not comparable to financial statements of the reorganized Company.

The Company adopted fresh start accounting as of October 1, 2003. Although the effective date of the Plan of Reorganization was October 8, 2003, due to the immateriality of the results of operations for the period between October 1, 2003 and the effective date, the Company has accounted for the consummation of the Plan of Reorganization as if it had occurred on October 1, 2003 and implemented fresh start reporting as of that date. Fresh start required that the Company adjust the historical cost of its assets and liabilities to their fair value. The fair value of the reorganized Company, or the reorganization value, of approximately $290,000 was determined by an independent party based on multiples of earnings before interest, income taxes, depreciation and amortization (EBITDA) and discounted cash flows under the Company's financial projections.

Reorganization gain for the Predecessor on October 1, 2003 consisted of the following:

                    Net gain on extinguishment of debt           $ 168,208
                    Net loss resulting from fresh start
                      fair value adjustments to assets
                      and liabilities                             (124,265)
                                                                 ---------
                    Total reorganization gain                    $  43,943
                                                                 =========

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah Foundry Company's Annual Report on Form 10-K for the year ended September 30, 2004.

NOTE 2 -- INVENTORIES

The components of inventories are as follows:


                                              December 31,    September 30,
                                                 2004              2004
                                             ------------     ------------
Raw materials ..........................     $      6,402     $      5,218
Work in process and finished goods .....           42,292           41,566
Supplies ...............................           13,727           14,335
                                             ------------     ------------
                                             $     62,421     $     61,119
                                             ============     ============

NOTE 3 -- RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement
123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005. The adoption of Statement 123(R) will not have a material impact on the Company's results of operations or financial position as we have no stock-based compensation plans.

NOTE 4 -- EMPLOYEE BENEFIT PLANS

COMPONENTS OF NET PERIODIC BENEFIT COST

The Company has five defined-benefit pension plans covering the majority of its hourly employees and also sponsors unfunded defined benefit postretirement health care plans covering substantially all salaried and hourly employees and their dependents. Components of net periodic benefit costs are as follows for the three months ended December 31, (in thousands):


                                                       Pension Benefits                    Postretirement Benefits
                                                --------------------------------      --------------------------------
                                                Three Months Ended December 31,        Three Months Ended December 31,
                                                --------------------------------      --------------------------------
                                                      2004               2003               2004               2003
                                                -------------      -------------      -------------      -------------

Service cost                                    $         486      $         491      $          75      $          60
Interest cost                                             884                896                138                116
Expected return on plan assets                           (900)              (890)                --                 --
Amortization of prior service cost (credit)                --                 10                 (6)                11
Recognized net actuarial loss (gain)                       --                 37                 (8)                --
                                                -------------      -------------      -------------      -------------
Net periodic benefit cost                       $         470      $         544      $         199      $         187
                                                =============      =============      =============      =============

EMPLOYER CONTRIBUTIONS

For the three months ended December 31, 2004, $0.3 million of contributions have been made. The Company presently anticipates contributing an additional $3.8 million to fund its pension plans in 2005 for a total of $4.1 million.

NOTE 5 -- GUARANTOR SUBSIDIARIES

The following tables present condensed consolidating financial information as of December 31, 2004 and September 30, 2004 and for the three months ended December 31, 2004 and 2003 for: (a) the Company and (b) on a combined basis, the guarantors of the Senior Subordinated Notes, which include all of the wholly owned subsidiaries of the Company (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2004


                                                                                     Subsidiary
                                                                      Company        Guarantors      Eliminations     Consolidated
                                                                   -------------    -------------    -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $        (269)   $         269    $          --    $          --
  Accounts receivable, net                                                32,221           45,808               --           78,029
  Inventories                                                             24,418           38,003               --           62,421
  Other current assets                                                     2,485            3,650               --            6,135
                                                                   -------------    -------------    -------------    -------------
Total current assets                                                      58,855           87,730               --          146,585

Investments in and advances to subsidiaries                              124,927               --         (124,927)              --
Property, plant and equipment, net                                        34,057           55,197               --           89,254
Deferred financing costs and identifiable intangible assets, net          58,284           18,710               --           76,994
Goodwill                                                                  86,699               --               --           86,699
Other assets                                                               1,792            3,006               --            4,798
                                                                   -------------    -------------    -------------    -------------
                                                                   $     364,614    $     164,643    $    (124,927)   $     404,330
                                                                   =============    =============    =============    =============


LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                                 $       6,053    $      23,185    $          --    $      29,238
  Accrued liabilities                                                      9,784            7,516               --           17,300
  Current portion of long-term debt                                       48,729               --               --           48,729
  Current portion of capital lease obligations                               372              550               --              922
                                                                   -------------    -------------    -------------    -------------
Total current liabilities                                                 64,938           31,251               --           96,189

Long-term debt                                                           239,193               --               --          239,193
Deferred income taxes                                                     27,747              889               --           28,636
Postretirement benefit obligations                                        10,710               --               --           10,710
Other liabilities                                                         12,630            7,576               --           20,206
Stockholder's equity                                                       9,396          124,927         (124,927)           9,396
                                                                   -------------    -------------    -------------    -------------
                                                                   $     364,614    $     164,643    $    (124,927)   $     404,330
                                                                   =============    =============    =============    =============

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2004


                                                                                    Subsidiary
                                                                      Company       Guarantors      Eliminations      Consolidated
                                                                   -------------   -------------    -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $       1,683   $      (1,683)   $          --    $          --
  Accounts receivable, net                                                39,487          41,833               --           81,320
  Inventories                                                             25,481          35,638               --           61,119
  Deferred income taxes                                                    4,086          (4,086)              --               --
  Other current assets                                                     3,638           3,540               --            7,178
                                                                   -------------   -------------    -------------    -------------
Total current assets                                                      74,375          75,242               --          149,617

Investments in and advances to subsidiaries                              111,982              --         (111,982)              --
Property, plant and equipment, net                                        31,683          55,593               --           87,276
Deferred financing costs and identifiable intangible assets, net          59,816          19,066               --           78,882
Goodwill, net                                                             86,699              --               --           86,699
Other assets                                                               1,895           3,071               --            4,966
                                                                   -------------   -------------    -------------    -------------
                                                                   $     366,450   $     152,972    $    (111,982)   $     407,440
                                                                   =============   =============    =============    =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                                 $       8,457   $      20,693    $          --    $      29,150
  Accrued liabilities                                                     16,054          10,280               --           26,334
  Current portion of long-term debt                                       42,632                               --           42,632
  Current portion of capital lease obligations                                --           1,583               --            1,583
                                                                   -------------   -------------    -------------    -------------
Total current liabilities                                                 67,143          32,556               --           99,699

Long-term debt                                                           239,586              --               --          239,586
Deferred income taxes                                                     27,747             889               --           28,636
Postretirement benefit obligations                                        10,575              --               --           10,575
Other liabilities                                                         12,615           7,545               --           20,160
Stockholder's equity                                                       8,784         111,982         (111,982)           8,784
                                                                   -------------   -------------    -------------    -------------
                                                                   $     366,450   $     152,972    $    (111,982)   $     407,440
                                                                   =============   =============    =============    =============

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2004


                                                                   Subsidiary
                                                    Company        Guarantors     Eliminations    Consolidated
                                                  ------------    ------------    ------------    ------------


Net sales                                         $     55,035    $     68,296    $     (1,467)   $    121,864
Cost of sales                                           42,958          61,205          (1,467)        102,696
                                                  ------------    ------------    ------------    ------------
Gross profit                                            12,077           7,091              --          19,168

Selling, general and administrative expenses             4,326           3,627              --           7,953
Amortization of intangible assets                        1,427             356              --           1,783
Gain on disposal of equipment                               (1)             --              --              (1)
                                                  ------------    ------------    ------------    ------------
Operating income                                         6,325           3,108              --           9,433

Net interest expense                                    (4,436)         (3,975)             --          (8,411)
                                                  ------------    ------------    ------------    ------------
Income (loss) before income taxes and equity in
  earnings of subsidiaries                               1,889            (867)             --           1,022
Income tax provision                                       408               2              --             410
                                                  ------------    ------------    ------------    ------------
                                                         1,481            (869)             --             612
Equity in loss of subsidiaries                            (869)             --             869              --
                                                  ------------    ------------    ------------    ------------
Net income (loss)                                 $        612    $       (869)   $        869    $        612
                                                  ============    ============    ============    ============



CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2003


                                                                          Subsidiary
                                                           Company        Guarantors     Eliminations    Consolidated
                                                         ------------    ------------    ------------    ------------

Net sales                                                $     37,178    $     53,920    $     (1,273)   $     89,825
Cost of sales                                                  27,460          52,156          (1,273)         78,343
                                                         ------------    ------------    ------------    ------------
Gross profit                                                    9,718           1,764              --          11,482

Selling, general and administrative expenses                    2,101           3,121              --           5,222
Amortization of intangible assets                               1,426             371              --           1,797
Gain on disposal of equipment                                     (47)             (4)             --             (51)
                                                         ------------    ------------    ------------    ------------
Operating income (loss)                                         6,238          (1,724)             --           4,514

Net interest expense                                           (4,553)         (4,046)             --          (8,599)
                                                         ------------    ------------    ------------    ------------
Income (loss) from continuing operations before equity
  in earnings of subsidiaries                                   1,685          (5,770)             --          (4,085)
Equity in loss of subsidiaries                                 (6,369)             --           6,369              --
                                                         ------------    ------------    ------------    ------------
Loss from continuing operations                                (4,684)         (5,770)          6,369          (4,085)
Loss from discontinued operations                                  --            (599)             --            (599)
                                                         ------------    ------------    ------------    ------------
Net loss                                                 $     (4,684)   $     (6,369)   $      6,369    $     (4,684)
                                                         ============    ============    ============    ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2004


                                                                                    Subsidiary
                                                                      Company       Guarantors      Eliminations    Consolidated
                                                                    ------------    ------------    ------------    ------------

OPERATING ACTIVITIES
Net income (loss)                                                   $        612    $       (869)   $        869    $        612
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
   Depreciation and amortization                                           2,027           2,600              --           4,627
   Amortization of deferred financing costs and discount on notes            516              --              --             516
   Changes in operating assets and liabilities                              (499)         (5,266)             --          (5,765)
                                                                    ------------    ------------    ------------    ------------
Net cash provided by (used in)
operating activities                                                       2,656          (3,535)            869             (10)

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                               (7,499)          8,368            (869)             --
Purchase of property, plant and equipment                                 (2,774)         (1,848)             --          (4,622)
                                                                    ------------    ------------    ------------    ------------
Net cash provided by (used in)
   investing activities                                                  (10,273)          6,520            (869)         (4,622)

FINANCING ACTIVITIES
Proceeds from long-term debt                                               6,097              --              --           6,097
Payments on long-term debt and capital lease obligations                    (417)         (1,033)             --          (1,450)
Deferred financing costs                                                     (15)             --              --             (15)
                                                                    ------------    ------------    ------------    ------------
Net cash provided by (used in) financing activities                        5,665          (1,033)             --           4,632
                                                                    ------------    ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents                          (1,952)          1,952              --              --
Cash and cash equivalents at beginning
   of period                                                               1,683          (1,683)             --              --
                                                                    ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period                          $       (269)   $        269    $         --    $         --
                                                                    ============    ============    ============    ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2003


                                                                            Subsidiary
                                                             Company        Guarantors     Eliminations    Consolidated
                                                           ------------    ------------    ------------    ------------

OPERATING ACTIVITIES
Net loss                                                   $     (4,684)   $     (6,369)   $      6,369    $     (4,684)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                  1,969           2,524              --           4,493
   Amortization of deferred financing costs and
      discount on notes                                             624             131              --             755
   Changes in operating assets and liabilities                    2,508           1,480              --           3,988
                                                           ------------    ------------    ------------    ------------
Net cash provided by (used in)
   operating activities                                             417          (2,234)          6,369           4,552

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                       2,023           4,346          (6,369)             --
Purchase of property, plant and equipment                        (1,198)         (1,838)             --          (3,036)
                                                           ------------    ------------    ------------    ------------
Net cash provided by (used in)
   investing activities                                             825           2,508          (6,369)         (3,036)

FINANCING ACTIVITIES
Payments on long-term debt and capital lease obligations             --            (346)             --            (346)
                                                           ------------    ------------    ------------    ------------
Net cash used in financing activities                                --            (346)             --            (346)
                                                           ------------    ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents                  1,242             (72)             --           1,170
Cash and cash equivalents at beginning
   of period                                                        181             (76)             --             105
                                                           ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period                 $      1,423    $       (148)   $         --    $      1,275
                                                           ============    ============    ==========      ============

NOTE 6 -- SEGMENT INFORMATION

The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells castings for the industrial and municipal markets, while the Forgings segment manufactures forged components for the industrial market. The Other segment includes machining operations and freight hauling.

The Company evaluates performance and allocates resources based on the operating income before depreciation and amortization charges of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K. Intersegment sales and transfers are recorded at cost plus a share of operating profit. The following segment information is presented for continuing operations:


                                                 Three months ended
                                                    December 31,
                                            ----------------------------
                                                2004            2003
                                            ------------    ------------
Revenues from continuing operations:
  Castings                                  $    109,718    $     83,171
  Forgings                                        10,695           5,210
  Other                                            5,261           4,908
  Elimination of intersegment revenues            (3,810)         (3,464)
                                            ------------    ------------
Consolidated                                $    121,864    $     89,825
                                            ============    ============

Income (loss) from continuing operations:
  Castings                                  $     (1,707)   $     (9,112)
  Forgings                                           474          (1,198)
  Other                                              621             455
  Elimination of intersegment loss                 1,224           5,770
                                            ------------    ------------
Consolidated                                $        612    $     (4,085)
                                            ============    ============

                                                 December 31,    September 30,
                                                    2004              2004
                                                -------------    -------------
Total assets:
  Castings                                      $     423,150    $     420,437
  Forgings                                              7,966            8,110
  Other                                                10,607           12,097
  Elimination of intersegment assets                  (37,393)         (33,204)
                                                -------------    -------------
Consolidated                                    $     404,330    $     407,440
                                                =============    =============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which may cause actual results to differ materially from those currently anticipated. The forward-looking statements made herein are made only as of the date of this report and the Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Due to the Company's emergence from its Chapter 11 proceedings on October 8, 2003, the Company has implemented the "fresh start" accounting provisions of AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," to its financial statements. Fresh start requires that, upon the Company's emergence, the Company establish a "fair value" basis for the carrying value of the assets and liabilities for the reorganized Company. Although the effective date of the Plan of Reorganization was October 8, 2003, due to the immateriality of the results of operations for the period between October 1, 2003 and the effective date, the Company accounted for the consummation of the Plan of Reorganization as if it had occurred on October 1, 2003 and implemented fresh start accounting as of that date.

The following discussions compare the results of operations of the Company for the three months ended December 31, 2004, to the results of the operations of the Company for the three months ended December 31, 2003.

RESULTS OF OPERATIONS  (dollars in thousands)

Three Months Ended December 31, 2004 and 2003

Net sales. Net sales for the three months ended December 31, 2004 were $121,864 which are $32,039 or 35.7% higher than the quarter ended December 31, 2003. Approximately $15,100, which represents 47% of the total increase in net sales, was due to the increased cost of steel scrap charged to customers. Most of the remainder of the increase was due to increased demand for industrial castings used in the heavy duty truck market, increased shipments of municipal products and new business at all locations.

Gross profit. Gross profit for the three months ended December 31, 2004 was $19,168, an increase of $7,686, or 66.9%, as compared to the quarter ended December 31, 2003. Gross profit as a percentage of net sales increased to 15.7% for the three months ended December 31, 2004 from 12.8% for the quarter ended December 31, 2003. The majority of the increase in gross profit resulted from sales volume increases and the efficiencies achieved by operating the manufacturing plants at higher capacity. The Company has been successful in recovering the increased cost of its steel scrap through its surcharge mechanism for industrial products. These increased scrap metal costs are recovered on a delayed basis from the Company's industrial customers and require a general price increase to recover the costs from municipal customers.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended December 31, 2004 were $7,953, an increase of $2,731, or 52.3%, as compared to the $5,222 for the quarter ended December 31, 2003. The increase was due to increased professional fees related to compliance with Sarbanes-Oxley requirements, a decrease in the rebate received from countervailing duties assessed on imported products, increases in certain distribution costs (freight, travel, commissions) and significant increases in fringe benefit costs. Selling, general and administrative expenses increased as a percentage of net sales to 6.5% compared to the 5.8% for the quarter ended December 31, 2003.

Amortization of intangible assets. Amortization of intangible assets was $1,783 for the three months ended December 31, 2004 which is comparable to the $1,797 for the quarter ended December 31, 2003.

Operating income. Operating income was $9,433 for the three months ended December 31, 2004, an increase of $4,919 from operating income of $4,514 for the quarter ended December 31, 2003. The increased operating income was caused by the reasons discussed above under gross profit partially offset by increased selling, general and administrative expenses. As a percentage of net sales, operating income increased from 5.0% for the quarter ended December 31, 2003 to 7.7% for the three months ended December 31, 2004.

Net interest expense. Net interest expense was $8,411 for the three months ended December 31, 2004 compared to $8,599 for the quarter ended December 31, 2003.

Income tax provision. The income tax provision for the three months ended December 31, 2004 is based on the Company's 2004 estimated effective tax rate of approximately 40%. There was no income tax benefit recorded for the three months ended December 31, 2003. At that time it was deemed more likely than not that the Company would not be able to utilize the net operating loss generated for the quarter to offset future taxable income.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

Credit Facility

The Company's Credit Facility consists of a revolving credit facility of up to $70,000 (with a $5,000 sublimit available for letters of credit) and borrowing base term loans in the aggregate amount of $22,085. The Credit Facility has a five-year maturity and bears interest at rates based on the lenders' Base Rate, as defined in the Credit Facility or an adjusted rate based on LIBOR. Availability under the Credit Facility is based on various advance rates against the Company's accounts receivable and inventory. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed subject to the terms of the facility. At December 31, 2004, the Company had approximately $45,600 outstanding under the revolving credit facility, which includes $13,800 borrowed on December 31, 2004 for an interest payment due January 1, 2005, and approximately $18,900 outstanding under the term loan facility. No portion of the term loan, once repaid, may be reborrowed.

NFC Castings, Inc.(NFC) and the inactive subsidiaries of the Company jointly and severally guarantee the Company's obligations under the Credit Facility, subject to customary exceptions for transactions of this type. The borrower's and guarantors' obligations under the Credit Facility are secured by a first priority perfected security interest, subject to customary restrictions, in substantially all of the Company's tangible and intangible assets. The Second Secured Notes, and the guarantees in respect thereof, are equal in right of payment to the Credit Facility, and the guarantees in respect thereof. The liens in respect of the Second Secured Notes are junior to the liens securing the Credit Facility and guarantees thereof.

Voluntary prepayments may be made at any time on the term loan borrowings or the revolving borrowings upon customary prior notice. Prepayments on the term loan borrowings may be made at any time without premium or penalty unless a simultaneous prepayment is being made on the revolving borrowings or if any such prepayment has been made previously. For the first three years of the Credit Facility, prepayments on the revolving borrowings are subject to certain premiums specified in the Credit Facility. Mandatory repayments are required under certain circumstances, including a sale of assets or the issuance of debt or equity.

The Credit Facility requires the Company to observe certain customary conditions, affirmative covenants and negative covenants including financial covenants. The Credit Facility also contains events of default customary for these types of facilities, including, without limitation, payment defaults, material misrepresentations, covenant defaults, bankruptcy and a change of ownership of the Company, NFC or ACP Holding Company. At December 31, 2004, the Company is in compliance with existing bank covenants.

11% Senior Secured Notes due 2010. The Company has Senior Secured Notes due 2010 in the principal amount of $133,130, with a coupon rate of 11%. The Notes were issued at a price which included a discount of $11,692. The obligations under the senior secured notes are pari passu in right of payment to the Credit Facility and the associated guarantees. The liens securing the senior secured notes are junior to the liens securing the Credit Facility and guarantees thereof. The secured notes are subordinate to the Credit Facility. Interest on the senior secured notes is payable on a semi-annual basis. The Company's obligations under the notes are guaranteed on a secured basis by each of its wholly-owned subsidiaries. Subject to the restrictions in the Credit Facility, the notes are redeemable at the Company's option in whole or in part at any time after the fourth anniversary of their issuance, with not less than 30 days nor more than 60 days notice for an amount to be determined pursuant to a formula set forth in the indenture governing the notes. Upon the occurrence of a "change of control" as defined in the indenture governing the notes, the Company may be required to make an offer to purchase the secured notes at 101% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The secured notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) restrictions on distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The secured notes also contain customary events of default typical to this type of financing, such as (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.

13% Senior Subordinated Notes due 2013. The Company has Senior Subordinated Notes due 2013 in the principal amount of $100,000, with a coupon rate of 13%. The obligations under the senior subordinated notes are senior to all of the Company's subordinated unsecured indebtedness and are subordinate to the Credit Facility and the senior secured notes. Interest on the senior subordinated notes is payable on a semi-annual basis. Five percent of the interest on the senior subordinated notes will be paid in cash and 8% interest may be paid-in-kind. The Company's obligations under the notes are guaranteed on an unsecured basis by each of its wholly-owned subsidiaries. Subject to the restrictions in the Credit Facility, the notes are redeemable at our option in whole or in part at any time, with not less than 30 days nor more than 60 days notice for an amount to be determined pursuant to a formula set forth in the indenture governing the notes. Upon the occurrence of a "change of control" as defined in the indenture governing the notes, the Company may be required to make an offer to purchase the subordinated notes at 101% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The subordinated notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) restrictions on distributions from restricted subsidiaries, (5) sale of assets,
(6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The subordinated notes also contain customary events of default typical to this type of financing, such as, (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.

For the three months ended December 31, 2004 and December 31, 2003, capital expenditures were $4,822 and $3,036, respectively. Both periods represent a level of capital expenditures necessary to maintain equipment and facilities and includes some make-up of deferred maintenance projects during the three months ended December 31, 2004.

The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Revolving Credit Facility. The Company had remaining availability of $24,051 under the Revolving Credit Facility at December 31, 2004. Net cash provided by operating activities for the three months ended December 31, 2004 was $190, a decrease of $4,362 from cash provided by operating activities for the three months ended December 31, 2003 of $4,552. The decrease in net cash provided by operating activities was primarily due to a large increase in the accounts receivable balance proportional to our increased sales volume.

Future Capital Needs. Despite the significant decrease in leverage as a result of the Plan of Reorganization, the Company is still significantly leveraged and its ability to meet debt obligations will depend upon future operating performance which will be affected by many factors, some of which are beyond the Company's control. Based on the Company's current level of operations, the Company anticipates that its operating cash flows and available credit facilities will be sufficient to fund anticipated operational investments, including working capital and capital expenditure needs, for at least the next twelve months. If, however, the Company is unable to service its debt requirements as they become due or is unable to maintain ongoing compliance with restrictive covenants, the Company may be forced to adopt alternative strategies that may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing indebtedness or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all.

A reconciliation of EBITDA for the three months ended December 31, 2004 is provided below:


                                                Three Months     Three Months
                                                   Ended            Ended
                                                December 31,     December 31,
                                                    2004             2003
                                                -------------    -------------
Net income (loss).............................  $         612    $      (4,684)
Income tax provision..........................            410               --
Net interest expense..........................          8,411            8,599
Depreciation and amortization.................          4,627            4,493
Gain on disposal of equipment.................             (1)             (51)
Loss from discontinued operations.............             --              599
Gregg non-cash inventory charge...............             --              489
Deeter non-cash inventory charge..............             --              624
                                                -------------    -------------
Consolidated EBITDA...........................  $      14,059    $      10,069
                                                =============    =============

EBITDA is defined in our Credit Facility and is generally calculated as the sum of net income (excluding non-cash charges), income taxes, interest expense, and depreciation and amortization. EBITDA is adjusted for acquisitions and dispositions. EBITDA is not a measure prepared in accordance with accounting principles generally accepted in the United States, but is being presented because we and our lenders use it to evaluate our operating performance relative to the financial covenants contained in our credit agreement. EBITDA should not be considered a substitute for income from operations, net income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are more fully described in Note 4 of notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2004. As disclosed in Note 4 of notes to consolidated financial statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates associated with the evaluation of the recoverability of certain assets including goodwill, other intangible assets and fixed assets as well as those estimates used in the determination of reserves related to the allowance for doubtful accounts, inventory obsolescence, workers compensation and pensions and other post-retirement benefits. Various assumptions and other factors impact the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, product mix, and in some cases, actuarial techniques. The Company constantly reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

RECENT DEVELOPMENTS

Subsequent to our fiscal year end, the company entered into a letter of intent ("LOI") for a management buyout of all the outstanding stock of our wholly-owned subsidiary Mercer Forge Corporation ("Mercer"). The parties to the LOI, however, were unable to agree on the terms of a definitive agreement by the extended termination date of the LOI, which thus has lapsed. The long-lived assets of Mercer were classified as held for use as of September 30, 2004 and continue to be so classified. On January 24, 2005, JD Holdings, LLC, one of the counterparties to the LOI, filed a complaint in the United States District Court for the Southern District of New York against the company alleging, among other things, that the company breached the terms of the LOI by not consummating the sale of the stock of Mercer to JD Holdings, LLC. The complaint seeks an order of specific performance of the LOI or, in the alternative, $35 million in damages and, in either case, an order temporarily, preliminarily and permanently restraining the company from transferring the stock of Mercer to any third party. The Company currently intends to defend the case vigorously.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Credit Facility. If market interest rates for such borrowings change by 1% during the remainder of the fiscal year ending September 30, 2005, the Company's interest expense would increase or decrease by approximately $464,000. This analysis does not consider the effects of changes in the level of overall economic activity that could occur due to interest rate changes. Further, in the event of an upward change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. At December 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Corporate Vice President - Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and Corporate Vice President - Finance concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

                              NEENAH FOUNDRY COMPANY
                            PART II. OTHER INFORMATION

Item 6. EXHIBITS

(a)  Exhibits

       31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       32 Certification of Periodic Financial Report by CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NEENAH FOUNDRY COMPANY



DATE: February 11, 2005               /s/ Gary LaChey
                                      -----------------------------------------
                                      Gary LaChey
                                      Corporate Vice President - Finance
                                      (Principal Financial Officer and Duly
                                      Authorized Officer)