Form 10-Q
period 2005-03-31
NEENAH FOUNDRY CO
filed 2005-05-13
CIK 1040599

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

On April 30, 2005, the registrant had 1,000 shares of Common Stock, par value $100 per share, outstanding, all of which were owned by NFC Castings, Inc., a wholly owned subsidiary of ACP Holding Company.

                             NEENAH FOUNDRY COMPANY
                                 Form 10-Q Index
                      For the Quarter Ended March 31, 2005

                                                                                                         Page
                                                                                                         ----
Part I. Financial Information

    Item 1. Financial Statements

      Condensed consolidated balance sheets -- Reorganized Neenah Foundry Company as of March 31,
      2005 and September 30, 2004                                                                          3

      Condensed consolidated statements of operations -- Reorganized Neenah Foundry Company for
      the three months ended March 31, 2005 and 2004                                                       4

      Condensed consolidated statements of operations -- Reorganized Neenah Foundry Company for the six months ended March 31, 2005 and 2004, and for Predecessor Neenah Foundry Company for
      October 1, 2003                                                                                      5

      Condensed consolidated statements of cash flows -- Reorganized Neenah Foundry Company for the six months ended March 31, 2005 and 2004, and for Predecessor Neenah Foundry Company for
      October 1, 2003                                                                                      6

      Notes to condensed consolidated financial statements -- March 31, 2005                               7

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of                    16
        Operations

    Item 3. Quantitative and Qualitative Disclosures About Market Risk                                    21

    Item 4. Controls and Procedures                                                                       21

Part II. Other Information

    Item 2. Legal Proceedings                                                                             22

    Item 6. Exhibits                                                                                      22

Signatures                                                                                                23

Exhibits                                                                                                  24

                             NEENAH FOUNDRY COMPANY
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                       March 31     September 30
                                                                        2005          2004(1)
                                                                        ----          -------
                                                                     (Unaudited)
ASSETS

Current assets:
  Accounts receivable, net ....................................       $ 88,206        $ 81,320
  Inventories .................................................         66,827          61,119
  Other current assets ........................................          7,125           6,978
  Current assets of discontinued operations ...................            200             200
                                                                      --------        --------
          Total current assets ................................        162,358         149,617

Property, plant and equipment .................................        106,134          98,074
Less accumulated depreciation .................................         16,368          10,798
                                                                      --------        --------
                                                                        89,766          87,276

Deferred financing costs, net .................................          2,476           2,566
Identifiable intangible assets, net ...........................         72,753          76,316
Goodwill ......................................................         86,699          86,699
Other assets ..................................................          4,837           4,966
                                                                      --------        --------
                                                                      $418,889        $407,440
                                                                      ========        ========
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable ............................................       $ 33,955        $ 29,150
  Accrued wages and employee benefits .........................         12,265          12,881
  Accrued interest ............................................          7,210           7,140
  Other accrued liabilities ...................................          6,154           4,953
  Deferred income taxes .......................................          1,360           1,360
  Current portion of long-term debt ...........................         48,842          42,632
  Current portion of capital lease obligations ................            250           1,583
                                                                      --------        --------
          Total current liabilities ...........................        110,036          99,699

Long-term debt ................................................        238,801         239,586
Deferred income taxes .........................................         28,636          28,636
Postretirement benefit obligations ............................         10,845          10,575
Other liabilities .............................................         20,000          20,160
                                                                      --------        --------
          Total liabilities ...................................        408,318         398,656

Commitments and contingencies

STOCKHOLDER'S EQUITY:

  Common stock, par value $100 per share -- authorized,
           issued and outstanding 1,000 shares ................            100             100
  Capital in excess of par value ..............................          5,429           5,429
  Retained earnings ...........................................          5,042           3,255
                                                                      --------        --------
          Total stockholder's equity ..........................         10,571           8,784
                                                                      --------        --------
                                                                      $418,889        $407,440
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

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

                                                                 Reorganized
                                                                 -----------
                                                              Three Months Ended
                                                                  March 31,
                                                                  ---------
                                                              2005            2004
                                                              ----            ----
Net sales ...........................................       $ 131,527       $ 105,113
Cost of sales .......................................         111,067          91,374
                                                            ---------       ---------
Gross profit ........................................          20,460          13,739
Selling, general and administrative expenses ........           8,331           7,137
Amortization of intangible assets ...................           1,780           1,774
Gain on disposal of equipment .......................               -              (1)
                                                            ---------       ---------
Total operating expenses ............................          10,111           8,910
                                                            ---------       ---------
Operating income ....................................          10,349           4,829
  Net interest expense ..............................          (8,389)         (8,473)
                                                            ---------       ---------
Income (loss) from continuing operations before
  income taxes ......................................           1,960          (3,644)
Income tax provision ................................             785               -
                                                            ---------       ---------
Net income (loss) ...................................       $   1,175       $  (3,644)
                                                            =========       =========

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

                                                                 Reorganized
                                                                 -----------
                                                                Six Months Ended           Predecessor
                                                                   March 31,               -----------
                                                                   ---------               October 1,
                                                              2005            2004            2003
                                                              ----            ----            ----
Net sales ...........................................       $ 253,391       $ 194,938       $       -
Cost of sales .......................................         213,763         169,717               -
                                                            ---------       ---------       ---------
Gross profit ........................................          39,628          25,221               -
Selling, general and administrative expenses ........          16,284          12,359               -
Amortization of intangible assets ...................           3,563           3,571               -
Gain on disposal of equipment .......................              (1)            (52)              -
                                                            ---------       ---------       ---------
Total operating expenses ............................          19,846          15,878               -
                                                            ---------       ---------       ---------
Operating income ....................................          19,782           9,343               -
  Net interest expense ..............................         (16,800)        (17,072)              -
  Reorganization gain, net ..........................               -               -          43,943
                                                            ---------       ---------       ---------
Income (loss) from continuing operations before
  income taxes ......................................           2,982          (7,729)         43,943
Income tax provision ................................           1,195               -               -
                                                            ---------       ---------       ---------
Income (loss) from continuing operations ............           1,787          (7,729)         43,943
Loss from discontinued operations ...................               -            (599)              -
                                                            ---------       ---------       ---------
Net income (loss) ...................................       $   1,787       $  (8,328)      $  43,943
                                                            =========       =========       =========

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                    Reorganized
                                                                                    -----------
                                                                                  Six Months Ended          Predecessor
                                                                                      March 31,             -----------
                                                                                      ---------              October 1,
                                                                                 2005           2004           2003
                                                                                 ----           ----           ----
OPERATING ACTIVITIES

Net income (loss) .........................................................    $  1,787       $ (8,328)      $ 43,943
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
   Non-cash reorganization items ..........................................           -              -        (68,299)
   Depreciation and amortization ..........................................       9,299          8,866              -
   Amortization of deferred financing costs and discount on notes .........       1,033          1,407              -
   Changes in operating assets and liabilities ............................      (7,042)       (12,759)             -
                                                                               --------       --------       --------
        Net cash provided by (used in) operating
        activities ........................................................       5,077        (10,814)       (24,356)

INVESTING ACTIVITIES

Purchase of property, plant and equipment .................................      (8,226)        (6,681)             -
                                                                               --------       --------       --------
        Net cash used in investing
        activities ........................................................      (8,226)        (6,681)             -

FINANCING ACTIVITIES

Proceeds from long-term debt ..............................................       6,210         19,704              -
Payments on long-term debt and capital lease obligations ..................      (2,910)        (1,797)             -
Debt issuance costs .......................................................        (151)           (51)             -
                                                                               --------       --------       --------
        Net cash provided by financing
        activities ........................................................       3,149         17,856              -
                                                                               --------       --------       --------
Increase (decrease) in cash and cash equivalents ..........................           -            361        (24,356)
Cash and cash equivalents at beginning of period ..........................           -              -         24,356
                                                                               --------       --------       --------
Cash and cash equivalents at end of period ................................    $      -       $    361       $      -
                                                                               ========       ========       ========

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In thousands)

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
                                         =========

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah Foundry Company's Annual Report on Form 10-K for the year ended September 30, 2004.

NOTE 2 -- INVENTORIES

The components of inventories are as follows:

                                               March 31,   September 30,
                                                 2005         2004
                                                 ----         ----
Raw materials ............................      $ 6,539      $ 5,218
Work in process and finished goods .......       46,181       41,566
Supplies .................................       14,107       14,335
                                                -------      -------
                                                $66,827      $61,119
                                                =======      =======

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

Under the amended compliance dates recently adopted by the SEC, Statement 123(R) must be adopted by the Company no later than October 1, 2005, the beginning of the Company's next fiscal year. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on October 1, 2005. The adoption of Statement 123(R) will not have a material impact on the Company's results of operations or financial position as the Company has no stock-based compensation plans.

NOTE 4 --  EMPLOYEE BENEFIT PLANS

COMPONENTS OF NET PERIODIC BENEFIT COST

The Company has five defined-benefit pension plans covering the majority of its hourly employees and also sponsors unfunded defined benefit postretirement health care plans covering substantially all salaried and hourly employees and their dependents. Components of net periodic benefit costs are as follows for the three and six months ended March 31, (in thousands):

                                                  Pension Benefits            Postretirement Benefits
                                                  ----------------            -----------------------
                                             Three Months Ended March 31,   Three Months Ended March 31,
                                             ----------------------------   ----------------------------
                                                 2005        2004                2005        2004
                                                 ----        ----                ----        ----
Service cost                                     $ 487       $ 491               $  75       $  60
Interest cost                                      883         896                 137         116
Expected return on plan assets                    (899)       (890)                  -           -
Amortization of prior service cost (credit)          -          10                  (6)         11
Recognized net actuarial loss (gain)                 -          37                  (7)          -
                                                 -----       -----               -----       -----
Net periodic benefit cost                        $ 471       $ 544               $ 199       $ 187
                                                 =====       =====               =====       =====

                                                   Pension Benefits           Postretirement Benefits
                                                   ----------------           -----------------------
                                               Six Months Ended March 31,    Six Months Ended March 31,
                                               --------------------------    --------------------------
                                                  2005          2004              2005          2004
                                                  ----          ----              ----          ----
Service cost                                     $   973       $   982           $   150       $   120
Interest cost                                      1,767         1,792               275           232
Expected return on plan assets                    (1,799)       (1,780)                -             -
Amortization of prior service cost (credit)            -            20               (12)           22
Recognized net actuarial loss (gain)                   -            74               (15)            -
                                                 -------       -------           -------       -------
Net periodic benefit cost                        $   941       $ 1,088           $   398       $   374
                                                 =======       =======           =======       =======

EMPLOYER CONTRIBUTIONS

For the six months ended March 31, 2005, $1.0 million of contributions have been made. The Company presently anticipates contributing an additional $3.1 million to fund its pension plans in 2005 for a total of $4.1 million.

NOTE 5 -- GUARANTOR SUBSIDIARIES

The following tables present condensed consolidating financial information as of March 31, 2005 and September 30, 2004 and for the three and six months ended March 31, 2005 and 2004 for: (a) the Company and (b) on a combined basis, the guarantors of the Company's 11% Senior Secured Notes due 2010 and 13% Senior Subordinated Notes due 2013, which include all of the wholly owned subsidiaries of the Company (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2005

                                                                           Subsidiary
                                                            Company        Guarantors     Eliminations     Consolidated
                                                            -------        ----------     ------------     ------------
ASSETS

Current assets:
  Cash and cash equivalents                                $    (943)      $     943       $        -       $       -
  Accounts receivable, net                                    34,580          53,626                -          88,206
  Inventories                                                 28,211          38,616                -          66,827
  Other current assets                                         3,444           3,881                -           7,325
                                                           ---------       ---------       ----------       ---------
Total current assets                                          65,292          97,066                -         162,358

Investments in and advances to subsidiaries                  128,747               -         (128,747)              -
Property, plant and equipment, net                            35,098          54,668                -          89,766
Deferred financing costs and identifiable intangible
  assets, net                                                 56,873          18,356                -          75,229
Goodwill                                                      86,699               -                -          86,699
Other assets                                                   1,895           2,942                -           4,837
                                                           ---------       ---------       ----------       ---------
                                                           $ 374,604       $ 173,032       $ (128,747)      $ 418,889
                                                           =========       =========       ==========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable                                         $   7,065       $  26,890       $        -       $  33,955
  Accrued liabilities                                         18,262           8,727                -          26,989
  Current portion of long-term debt                           48,842               -                -          48,842
  Current portion of capital lease obligations                     -             250                -             250
                                                           ---------       ---------       ----------       ---------
Total current liabilities                                     74,169          35,867                -         110,036

Long-term debt                                               238,801               -                -         238,801
Deferred income taxes                                         27,747             889                -          28,636
Postretirement benefit obligations                            10,845               -                -          10,845
Other liabilities                                             12,471           7,529                -          20,000
Stockholder's equity                                          10,571         128,747         (128,747)         10,571
                                                           ---------       ---------       ----------       ---------
                                                           $ 374,604       $ 173,032       $ (128,747)      $ 418,889
                                                           =========       =========       ==========       =========

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2004

                                                                           Subsidiary
                                                            Company        Guarantors    Eliminations    Consolidated
                                                            -------        ----------    ------------    ------------
ASSETS

Current assets:
  Cash and cash equivalents                                $   1,683       $  (1,683)     $        -      $       -
  Accounts receivable, net                                    39,487          41,833               -         81,320
  Inventories                                                 25,481          35,638               -         61,119
  Deferred income taxes                                        4,086          (4,086)              -              -
  Other current assets                                         3,638           3,540               -          7,178
                                                           ---------       ---------      ----------      ---------
Total current assets                                          74,375          75,242               -        149,617

Investments in and advances to subsidiaries                  111,982               -        (111,982)             -
Property, plant and equipment, net                            31,683          55,593               -         87,276
Deferred financing costs and identifiable intangible
 assets, net                                                  59,816          19,066               -         78,882
Goodwill, net                                                 86,699               -               -         86,699
Other assets                                                   1,895           3,071               -          4,966
                                                           ---------       ---------      ----------      ---------
                                                           $ 366,450       $ 152,972      $ (111,982)     $ 407,440
                                                           =========       =========      ==========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:

  Accounts payable                                         $   8,457       $  20,693      $        -       $ 29,150
  Accrued liabilities                                         16,054          10,280               -         26,334
  Current portion of long-term debt                           42,632                               -         42,632
  Current portion of capital lease obligations                     -           1,583               -          1,583
                                                           ---------       ---------      ----------      ---------
Total current liabilities                                     67,143          32,556               -         99,699

Long-term debt                                               239,586               -               -        239,586
Deferred income taxes                                         27,747             889               -         28,636
Postretirement benefit obligations                            10,575               -               -         10,575
Other liabilities                                             12,615           7,545               -         20,160
Stockholder's equity                                           8,784         111,982        (111,982)         8,784
                                                           ---------       ---------      ----------      ---------
                                                           $ 366,450       $ 152,972      $ (111,982)     $ 407,440
                                                           =========       =========      ==========      =========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005

                                                                       Subsidiary
                                                            Company    Guarantors   Eliminations   Consolidated
                                                           ---------   ----------   ------------   ------------
Net sales                                                  $  50,486   $  82,363     $  (1,322)      $ 131,527
Cost of sales                                                 39,680      72,709        (1,322)        111,067
                                                           ---------   ---------     ---------       ---------
Gross profit                                                  10,806       9,654             -          20,460

Selling, general and administrative expenses                   4,101       4,230             -           8,331
Amortization of intangible assets                              1,426         354             -           1,780
                                                           ---------   ---------     ---------       ---------
Operating income                                               5,279       5,070             -          10,349

Net interest expense                                          (4,484)     (3,905)            -          (8,389)
                                                           ---------   ---------     ---------       ---------
Income before income taxes and equity in
  earnings of subsidiaries                                       795       1,165             -           1,960
Income tax provision                                             783           2             -             785
                                                           ---------   ---------     ---------       ---------
                                                                  12       1,163             -           1,175
Equity in income of subsidiaries                               1,163           -        (1,163)              -
                                                           ---------   ---------     ---------       ---------
Net income                                                 $   1,175   $   1,163     $  (1,163)      $   1,175
                                                           =========   =========     =========       =========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004

                                                                       Subsidiary
                                                            Company    Guarantors   Eliminations   Consolidated
                                                           ---------   ----------   ------------   ------------
Net sales                                                  $  40,828   $  65,462     $  (1,177)      $ 105,113
Cost of sales                                                 32,137      60,414        (1,177)         91,374
                                                           ---------   ---------     ---------       ---------
Gross profit                                                   8,691       5,048             -          13,739

Selling, general and administrative expenses                   3,574       3,563             -           7,137
Amortization of intangible assets                              1,427         347             -           1,774
Gain on disposal of equipment                                     (1)          -             -              (1)
                                                           ---------   ---------     ---------       ---------
Operating income                                               3,691       1,138             -           4,829

Net interest expense                                          (4,448)     (4,025)            -          (8,473)
                                                           ---------   ---------     ---------       ---------
Loss before equity in earnings of subsidiaries                  (757)     (2,887)            -          (3,644)
Equity in loss of subsidiaries                                (2,887)          -         2,887               -
                                                           ---------   ---------     ---------       ---------
Net loss                                                   $  (3,644)  $  (2,887)    $   2,887       $  (3,644)
                                                           =========   =========     =========       =========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2005

                                                                       Subsidiary
                                                            Company    Guarantors   Eliminations   Consolidated
                                                           ---------   ----------   ------------   ------------
Net sales                                                  $ 105,521   $ 150,659     $  (2,789)      $ 253,391
Cost of sales                                                 82,638     133,914        (2,789)        213,763
                                                           ---------   ---------     ---------       ---------
Gross profit                                                  22,883      16,745             -          39,628

Selling, general and administrative expenses                   8,427       7,857             -          16,284
Amortization of intangible assets                              2,853         710             -           3,563
Gain on disposal of equipment                                     (1)          -             -              (1)
                                                           ---------   ---------     ---------       ---------
Operating income                                              11,604       8,178             -          19,782

Net interest expense                                          (8,920)     (7,880)            -         (16,800)
                                                           ---------   ---------     ---------       ---------
Income before income taxes and equity in
  earnings of subsidiaries                                     2,684         298             -           2,982
Income tax provision                                           1,191           4             -           1,195
                                                           ---------   ---------     ---------       ---------
                                                               1,493         294             -           1,787
Equity in income of subsidiaries                                 294           -          (294)              -
                                                           ---------   ---------     ---------       ---------
Net income                                                 $   1,787   $     294     $    (294)      $   1,787
                                                           =========   =========     =========       =========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2004

                                                                       Subsidiary
                                                            Company    Guarantors   Eliminations   Consolidated
                                                           ---------   ----------   ------------   ------------
Net sales                                                  $  78,006   $ 119,382     $  (2,450)      $ 194,938
Cost of sales                                                 59,597     112,570        (2,450)        169,717
                                                           ---------   ---------     ---------       ---------
Gross profit                                                  18,409       6,812             -          25,221

Selling, general and administrative expenses                   5,675       6,684             -          12,359
Amortization of intangible assets                              2,853         718             -           3,571
Gain on disposal of equipment                                    (48)         (4)            -             (52)
                                                           ---------   ---------     ---------       ---------
Operating income (loss)                                        9,929        (586)            -           9,343

Net interest expense                                          (9,001)     (8,071)            -         (17,072)
                                                           ---------   ---------     ---------       ---------
Income (loss) from continuing operations before equity
  in earnings of subsidiaries                                    928      (8,657)            -          (7,729)
Equity in loss of subsidiaries                                (9,256)          -         9,256               -
                                                           ---------   ---------     ---------       ---------
Loss from continuing operations                               (8,328)     (8,657)        9,256          (7,729)
Loss from discontinued operations                                  -        (599)            -            (599)
                                                           ---------   ---------     ---------       ---------
Net loss                                                   $  (8,328)  $  (9,256)    $   9,256       $  (8,328)
                                                           =========   =========     =========       =========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2005

                                                                       Subsidiary
                                                            Company    Guarantors   Eliminations   Consolidated
                                                           ---------   ----------   ------------   ------------
OPERATING ACTIVITIES
Net income                                                 $   1,787   $     294     $    (294)      $   1,787
Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
   Depreciation and amortization                               4,053       5,246             -           9,299
   Amortization of deferred financing costs and
      discount on notes                                        1,033           -             -           1,033
   Changes in operating assets and liabilities                 7,399     (14,441)            -          (7,042)
                                                           ---------   ---------     ---------       ---------
Net cash provided by (used in) operating activities           14,272      (8,901)         (294)          5,077

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                  (16,765)     16,471           294               -
Purchase of property, plant and equipment                     (4,615)     (3,611)            -          (8,226)
                                                           ---------   ---------     ---------       ---------
Net cash provided by (used in) investing activities          (21,380)     12,860           294          (8,226)

FINANCING ACTIVITIES
Proceeds from long-term debt                                   6,210           -             -           6,210
Payments on long-term debt and capital lease obligations      (1,577)     (1,333)            -          (2,910)
Deferred financing costs                                        (151)          -             -            (151)
                                                           ---------   ---------     ---------       ---------
Net cash provided by (used in) financing activities            4,482      (1,333)            -           3,149
                                                           ---------   ---------     ---------       ---------

Increase (decrease) in cash and cash equivalents              (2,626)      2,626             -               -
Cash and cash equivalents at beginning of period               1,683      (1,683)            -               -
                                                           ---------   ---------     ---------       ---------
Cash and cash equivalents at end of period                 $    (943)  $     943     $       -       $       -
                                                           =========   =========     =========       =========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2004

                                                                       Subsidiary
                                                            Company    Guarantors   Eliminations   Consolidated
                                                           ---------   ----------   ------------   ------------
OPERATING ACTIVITIES
Net loss                                                   $  (8,328)  $  (9,256)    $   9,256       $  (8,328)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                               3,939       4,927             -           8,866
   Amortization of deferred financing costs and
      discount on notes                                        1,407           -             -           1,407
   Changes in operating assets and liabilities                (7,704)     (5,055)            -         (12,759)
                                                           ---------   ---------     ---------       ---------
Net cash used in operating activities                        (10,686)     (9,384)        9,256         (10,814)

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                   (5,164)     14,420        (9,256)              -
Purchase of property, plant and equipment                     (2,291)     (4,390)            -          (6,681)
                                                           ---------   ---------     ---------       ---------
Net cash provided by (used in) investing activities           (7,455)     10,030        (9,256)         (6,681)

FINANCING ACTIVITIES
Proceeds from long-term debt                                  19,704           -                        19,704
Payments on long-term debt and capital lease obligations        (484)     (1,313)                       (1,797)
Deferred financing costs                                         (51)          -             -             (51)
                                                           ---------   ---------     ---------       ---------
Net cash provided by (used in) financing activities           19,169      (1,313)            -          17,856
                                                           ---------   ---------     ---------       ---------

Increase (decrease) in cash and cash equivalents               1,028        (667)            -             361
Cash and cash equivalents at beginning of period                  76         (76)            -               -
                                                           ---------   ---------     ---------       ---------
Cash and cash equivalents at end of period                 $   1,104   $    (743)    $       -       $     361
                                                           =========   =========     =========       =========

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

                                                            Three months ended           Six months ended
                                                                 March 31,                   March 31,
                                                           ----------------------    --------------------------
                                                             2005         2004          2005           2004
                                                           ---------   ----------    ----------     -----------
Revenues from continuing operations:
  Castings                                                 $ 116,916   $  96,246     $ 226,634       $ 179,417
  Forgings                                                    12,669       7,151        23,364          12,361
  Other                                                        6,009       5,435        11,270          10,343
  Elimination of intersegment revenues                        (4,067)     (3,719)       (7,877)         (7,183)
                                                           ---------   ---------     ---------       ---------
Consolidated                                               $ 131,527   $ 105,113     $ 253,391       $ 194,938
                                                           =========   =========     =========       =========

Income (loss) from continuing operations:
  Castings                                                 $   1,004   $  (6,317)    $    (703)      $ (15,429)
  Forgings                                                       836        (743)        1,310          (1,941)
  Other                                                          853         521         1,474             976
  Elimination of intersegment (income) loss                   (1,518)      2,895          (294)          8,665
                                                           ---------   ---------     ---------       ---------
Consolidated                                               $   1,175   $  (3,644)    $   1,787       $  (7,729)
                                                           =========   =========     =========       =========

                                                                                     March 31,     September 30,
                                                                                        2005           2004
                                                                                     ----------    -------------
Total assets:
  Castings                                                                           $ 436,131       $ 420,437
  Forgings                                                                               9,627           8,110
  Other                                                                                 11,988          12,097
  Elimination of intersegment assets                                                   (38,857)        (33,204)
                                                                                     ---------       ---------
Consolidated                                                                         $ 418,889       $ 407,440
                                                                                     =========       =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause actual results to differ materially from those currently anticipated. The forward-looking statements made herein are made only as of the date of this report and the Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

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

The following discussions compare the results of operations of the Company for the three and six months ended March 31, 2005, to the results of the operations of the Company for the three and six months ended March 31, 2004.

RESULTS OF OPERATIONS (dollars in thousands)

Three Months Ended March 31, 2005 and 2004

Net sales. Net sales for the three months ended March 31, 2005 were $131,527 which are $26,414 or 25.1% higher than the quarter ended March 31, 2004. Approximately $9,800, which represents 37% of the total increase in net sales, was due to the increased cost of steel scrap charged to customers. Most of the remainder of the increase was due to increased demand for industrial castings used in the heavy duty truck market, increased shipments of municipal products and new business at all locations.

Gross profit. Gross profit for the three months ended March 31, 2005 was $20,460, an increase of $6,721, or 48.9%, as compared to the quarter ended March 31, 2004. Gross profit as a percentage of net sales increased to 15.6% for the three months ended March 31, 2005 from 13.1% for the quarter ended March 31, 2004. The majority of the increase in gross profit resulted from sales volume increases and the efficiencies achieved by operating the manufacturing plants at higher capacity. The Company continues to recover the increased cost of its steel scrap through its surcharge mechanism for industrial products. These increased scrap metal costs are recovered on a delayed basis from the Company's industrial customers and require a general price increase to recover the costs from municipal customers.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2005 were $8,331, an increase of $1,194, or 16.7%, as compared to the $7,137 for the quarter ended March 31, 2004. The increase was due to increased professional fees related to compliance with Sarbanes-Oxley requirements and increases in fringe benefit costs, specifically health care and workers' compensation costs. Selling, general and administrative expenses decreased as a percentage of net sales to 6.3% compared to the 6.8% for the quarter ended March 31, 2004.

Amortization of intangible assets. Amortization of intangible assets was $1,780 for the three months ended March 31, 2005 which is comparable to the $1,774 for the quarter ended March 31, 2004.

Operating income. Operating income was $10,349 for the three months ended March 31, 2005, an increase of $5,520 from operating income of $4,829 for the quarter ended March 31, 2004. The increased operating income was caused by the reasons discussed above under gross profit partially offset by increased selling, general and administrative expenses. As a percentage of net sales, operating income increased from 4.6% for the quarter ended March 31, 2004 to 7.9% for the three months ended March 31, 2005.

Net interest expense. Net interest expense was $8,389 for the three months ended March 31, 2005 compared to $8,473 for the quarter ended March 31, 2004. Interest expense for the three months ended March 31, 2005 included amortization of bond discount of $396 and amortization of deferred financing costs of $121.

Income tax provision. The income tax provision for the three months ended March 31, 2005 is based on the Company's 2005 estimated effective tax rate of approximately 40%. There was no income tax benefit recorded for the three months ended March 31, 2004. At that time it was deemed more likely than not that the Company would not be able to utilize the net operating loss generated for the quarter to offset future taxable income.

Six Months Ended March 31, 2005 and 2004

Net sales. Net sales for the six months ended March 31, 2005 were $253,391 which are $58,453 or 30.0% higher than the six months ended March 31, 2004. Approximately $24,900, which represents 43% of the total increase in net sales, was due to the increased cost of steel scrap charged to customers. Most of the remainder of the increase was due to increased demand for industrial castings used in the heavy duty truck market, increased shipments of municipal products and new business at all locations.

Gross profit. Gross profit for the six months ended March 31, 2005 was $39,628, an increase of $14,407, or 57.1%, as compared to the six months ended March 31, 2004. Gross profit as a percentage of net sales increased to 15.6% for the six months ended March 31, 2005 from 12.9% for the six months ended March 31, 2004. The majority of the increase in gross profit resulted from sales volume increases and the efficiencies achieved by operating the manufacturing plants at higher capacity. The Company continues to recover the increased cost of its steel scrap through its surcharge mechanism for industrial products. These increased scrap metal costs are recovered on a delayed basis from the Company's industrial customers and require a general price increase to recover the costs from municipal customers.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended March 31, 2005 were $16,284, an increase of $3,925, or 31.8%, as compared to the $12,359 for the six months ended March 31, 2004. The increase was due to increased professional fees related to compliance with Sarbanes-Oxley requirements, a decrease in the rebate received from countervailing duties assessed on imported products, increases in certain distribution costs (freight, travel, commissions) and increases in fringe benefit costs, specifically health care and workers' compensation costs. Selling, general and administrative expenses increased as a percentage of net sales to 6.4% compared to 6.3% for the six months ended March 31, 2004.

Amortization of intangible assets. Amortization of intangible assets was $3,563 for the six months ended March 31, 2005 which is comparable to the $3,571 for the six months ended March 31, 2004.

Operating income. Operating income was $19,782 for the six months ended March 31, 2005, an increase of $10,439 from operating income of $9,343 for the six months ended March 31, 2004. The increased operating income was caused by the reasons discussed above under gross profit partially offset by increased selling, general and administrative expenses. As a percentage of net sales, operating income increased from 4.8% for the six months ended March 31, 2004 to 7.8% for the six months ended March 31, 2005.

Net interest expense. Net interest expense was $16,800 for the six months ended March 31, 2005 compared to $17,072 for the six months ended March 31, 2004. Interest expense for the six months ended March 31, 2005 included amortization of bond discount of $792 and amortization of deferred financing costs of $241.

Income tax provision. The income tax provision for the six months ended March 31, 2005 is based on the Company's 2005 estimated effective tax rate of approximately 40%. There was no income tax benefit recorded for the six months ended March 31, 2004. At that time it was deemed more likely than not that the Company would not be able to utilize the net operating loss generated for the six month period to offset future taxable income.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

Credit Facility

The Company's Credit Facility consists of a revolving credit facility of up to $70,000 (with a $5,000 sublimit available for letters of credit) and borrowing base term loans in the aggregate amount of $22,085. The Credit Facility has a five-year maturity and bears interest at rates based on the lenders' Base Rate, as defined in the Credit Facility or an adjusted rate based on LIBOR. Availability under the Credit Facility is based on various advance rates against the Company's accounts receivable and inventory. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed subject to the terms of the facility. At March 31, 2005, the Company had approximately $45,700 outstanding under the revolving credit facility and approximately $18,100 outstanding under the term loan facility. No portion of the term loan, once repaid, may be reborrowed.

NFC Castings, Inc.(NFC), the Company's immediate parent, and the wholly owned subsidiaries of the Company jointly and severally guarantee the Company's obligations under the Credit Facility, subject to customary exceptions for transactions of this type. The borrower's and guarantors' obligations under the Credit Facility are secured by a first priority perfected security interest, subject to customary restrictions, in substantially all of the Company's tangible and intangible assets. The senior secured notes, and the guarantees in respect thereof, are equal in right of payment to the Credit Facility, and the guarantees in respect thereof. The liens in respect of the senior secured notes are junior to the liens securing the Credit Facility and guarantees thereof.

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

The Credit Facility requires the Company to observe certain customary conditions, affirmative covenants and negative covenants including financial covenants. The Credit Facility also contains events of default customary for these types of facilities, including, without limitation, payment defaults, material misrepresentations, covenant defaults, bankruptcy and a change of ownership of the Company, NFC or ACP Holding Company, NFC's immediate parent. At March 31, 2005, the Company is in compliance with existing bank covenants.

11% Senior Secured Notes due 2010. The Company has outstanding Senior Secured Notes due 2010 in the principal amount of $133,130, with a coupon rate of 11%. These notes were issued at a price which included a discount of $11,692. The obligations under the senior secured notes are equal in right of payment to the Credit Facility and the associated guarantees. The liens securing the senior secured notes are junior to the liens securing the Credit Facility and guarantees thereof. Interest on the senior secured notes is payable on a semi-annual basis. The Company's obligations under the notes are guaranteed on a secured basis by each of its wholly owned subsidiaries. Subject to the restrictions in the Credit Facility, the notes are redeemable at the Company's option in whole or in part at any time after the fourth anniversary of their issuance, with not less than 30 days nor more than 60 days notice for an amount to be determined pursuant to a formula set forth in the indenture governing the notes. Upon the occurrence of a "change of control" as defined in the indenture governing the notes, the Company may be required to make an offer to purchase the secured notes at 101% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The secured notes contain customary covenants typical to this type of financing, such as limitations on
(1) indebtedness, (2) restricted payments, (3) liens, (4) restrictions on distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The secured notes also contain customary events of default typical to this type of financing, such as (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.

13% Senior Subordinated Notes due 2013. The Company has outstanding Senior Subordinated Notes due 2013 in the principal amount of $100,000, with a coupon rate of 13%. The obligations under the senior subordinated notes are senior to the Company's subordinated unsecured indebtedness and are subordinate to the Credit Facility and the senior secured notes. Interest on the senior subordinated notes is payable on a semi-annual basis. Five percent of the interest on the senior subordinated notes will be paid in cash and 8% interest may be paid-in-kind. The Company's obligations under the notes are guaranteed on an unsecured basis by each of its wholly owned subsidiaries. Subject to the restrictions in the Credit Facility, the notes are redeemable at our option in whole or in part at any time, with not less than 30 days nor more than 60 days notice for an amount to be determined pursuant to a formula set forth in the indenture governing the notes. Upon the occurrence of a "change of control" as defined in the indenture governing the notes, the Company may be required to make an offer to purchase the subordinated notes at 101% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The subordinated notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) restrictions on distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The subordinated notes also contain customary events of default typical to this type of financing, such as, (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.

For the six months ended March 31, 2005 and March 31, 2004, capital expenditures were $8,226 and $6,681, respectively. Both periods represent a level of capital expenditures necessary to maintain equipment and facilities. The 2005 period includes some make-up of deferred capital projects during the six months ended March 31, 2005.

The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the revolving credit facility. The Company had remaining availability of $23,975 under the revolving credit facility at March 31, 2005. Net cash provided by operating activities for the six months ended March 31, 2005 was $5,077, an increase of $15,891 from cash used by operating activities for the six months ended March 31, 2004 of $10,814. The increase in net cash provided by operating activities was primarily due to the increase in net income, as well as a smaller increase in the accounts receivable balance relative to the start of the fiscal year.

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

A reconciliation of EBITDA for the three and six months ended March 31, 2005, compared to the three and six months ended March 31, 2004, is provided below:

                                                 Three Months Ended   Six Months Ended
                                                       March 31,          March 31,
                                                 ------------------  -------------------
                                                   2005     2004       2005       2004
                                                 -------  --------   --------   --------
Net income (loss)..............................  $ 1,175  $ (3,644)  $  1,787   $ (8,328)
Income tax provision...........................      785         -      1,195          -
Net interest expense ..........................    8,389     8,473     16,800     17,072
Depreciation and amortization..................    4,672     4,373      9,299      8,866
Gain on disposal of equipment..................        -        (1)        (1)       (52)
Loss from discontinued operations..............        -         -          -        599
Gregg non-cash inventory charge................        -       535          -      1,024
Deeter non-cash inventory charge...............        -         -          -        624
Gregg write-off of lease deposits..............      104         -        104          -
                                                 -------  --------   --------   --------
Consolidated EBITDA (as defined below)           $15,125  $  9,736   $ 29,184   $ 19,805
                                                 =======  ========   ========   ========

EBITDA is defined in the Company's Credit Facility and is generally calculated as the sum of net income (excluding non-cash charges), income taxes, interest expense, and depreciation and amortization. EBITDA is adjusted for acquisitions and dispositions. EBITDA is not a measure prepared in accordance with accounting principles generally accepted in the United States, but is being presented because the Company and the Company's lenders use it to evaluate operating performance relative to the financial covenants contained in the Company's credit agreement. EBITDA should not be considered a substitute for income from operations, net income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations outside the ordinary course of our business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

RECENT DEVELOPMENTS

Subsequent to our fiscal year end, the Company entered into a letter of intent ("LOI") for a management buyout of all the outstanding stock of our wholly owned subsidiary Mercer Forge Corporation ("Mercer"). The parties to the LOI, however, were unable to agree on the terms of a definitive agreement by the extended termination date of the LOI, which thus has lapsed. The long-lived assets of Mercer were classified as held for use as of September 30, 2004 and continue to be so classified. On January 24, 2005, JD Holdings, LLC, one of the counterparties to the LOI, filed a complaint in the United States District Court for the Southern District of New York against the Company alleging, among other things, that the Company breached the terms of the LOI by not consummating the sale of the stock of Mercer to JD Holdings, LLC. The complaint seeks an order of specific performance of the LOI or, in the alternative, $35 million in damages and, in either case, an order temporarily, preliminarily and permanently restraining the Company from transferring the stock of Mercer to any third party. The Company currently is defending the case vigorously.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

      Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Credit Facility. If market interest rates for such borrowings change by 1% during the remainder of the fiscal year ending September 30, 2005, the Company's interest expense would increase or decrease by approximately $308 thousand. This analysis does not consider the effects of changes in the level of overall economic activity that could occur due to interest rate changes. Further, in the event of an upward change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

Item 4. CONTROLS AND PROCEDURES

Disclosure Control and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this report. Based upon such evaluation, the Chief Executive Officer Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                             NEENAH FOUNDRY COMPANY
                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     See "Recent Developments" in Item 2 in Part 1 of this report for information concerning a legal proceeding which is incorporated herein by reference.

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

(a) Exhibits

    31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32 Certification of Periodic Financial Report by CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NEENAH FOUNDRY COMPANY

DATE: May 11, 2005                        /s/ Gary W. LaChey
                                          -----------------------------------
                                          Gary W. LaChey
                                          Corporate Vice President - Finance
                                          (Principal Financial Officer and Duly
                                          Authorized Officer)