Form 10-Q
period 2005-06-30
NEENAH FOUNDRY CO
filed 2005-08-11
CIK 1040599

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____________________ to __________________

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

On July 31, 2005, the registrant had 1,000 shares of Common Stock, par value $100 per share, outstanding, all of which were owned by NFC Castings, Inc., a wholly owned subsidiary of ACP Holding Company.

                             NEENAH FOUNDRY COMPANY
                                 Form 10-Q Index
                       For the Quarter Ended June 30, 2005

                                                                                                                        Page
Part I. Financial Information

    Item 1. Financial Statements

       Condensed consolidated balance sheets -- Reorganized Neenah Foundry Company as of June 30, 2005 and
       September 30, 2004                                                                                                 3

       Condensed consolidated statements of operations -- Reorganized Neenah Foundry Company for the three
       months ended June 30, 2005 and 2004                                                                                4

       Condensed consolidated statements of operations -- Reorganized Neenah Foundry Company for the nine
       months ended June 30, 2005 and 2004, and for Predecessor Neenah Foundry Company for October 1, 2003                5

       Condensed consolidated statements of cash flows -- Reorganized Neenah Foundry Company for the nine
       months ended June 30, 2005 and 2004, and for Predecessor Neenah Foundry Company for October 1, 2003                6

       Notes to condensed consolidated financial statements -- June 30, 2005                                              7

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                        16

    Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                   22

    Item 4. Controls and Procedures                                                                                      22

Part II.  Other Information

    Item 1. Legal Proceedings                                                                                            23

    Item 6. Exhibits                                                                                                     23

Signatures                                                                                                               24

Exhibits                                                                                                                 25

                             NEENAH FOUNDRY COMPANY
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                    June 30,              September 30,
                                                                      2005                   2004(1)
                                                                  -----------             -------------
                                                                  (Unaudited)
ASSETS
Current assets:
  Accounts receivable, net ...................................    $    89,706             $      81,320
  Inventories ................................................         65,140                    61,119
  Other current assets .......................................          8,028                     6,978
  Current assets of discontinued operations ..................            200                       200
                                                                  -----------             -------------
             Total current assets ............................        163,074                   149,617

Property, plant and equipment ................................        109,342                    98,074
Less accumulated depreciation ................................         19,084                    10,798
                                                                  -----------             -------------
                                                                       90,258                    87,276

Deferred financing costs, net ................................          2,332                     2,566
Identifiable intangible assets, net ..........................         70,974                    76,316
Goodwill .....................................................         86,699                    86,699
Other assets .................................................          4,809                     4,966
                                                                  -----------             -------------
                                                                  $   418,146             $     407,440
                                                                  ===========             =============
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable ...........................................    $    33,259             $      29,150
  Accrued wages and employee benefits ........................         14,772                    12,881
  Accrued interest ...........................................            233                     7,140
  Other accrued liabilities ..................................         14,855                     4,953
  Deferred income taxes ......................................          1,360                     1,360
  Current portion of long-term debt ..........................         43,423                    44,215
                                                                  -----------             -------------
             Total current liabilities .......................        107,902                    99,699

Long-term debt ...............................................        238,482                   239,586
Deferred income taxes ........................................         28,636                    28,636
Postretirement benefit obligations ...........................         10,980                    10,575
Other liabilities ............................................         18,124                    20,160
                                                                  -----------             -------------
             Total liabilities ...............................        404,124                   398,656

Commitments and contingencies

STOCKHOLDER'S EQUITY:
  Common stock, par value $100 per share -- authorized,
         issued and outstanding 1,000 shares .................            100                       100
  Capital in excess of par value .............................          5,429                     5,429
  Retained earnings ..........................................          8,493                     3,255
                                                                  -----------             -------------
             Total stockholder's equity ......................         14,022                     8,784
                                                                  -----------             -------------
                                                                  $   418,146             $     407,440
                                                                  ===========             =============

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

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

                                                                                 Reorganized
                                                                           ----------------------
                                                                             Three Months Ended
                                                                                  June 30,
                                                                           ----------------------
                                                                             2005         2004
                                                                           ---------    ---------
Net sales ......................................                           $ 145,685    $ 124,717
Cost of sales ..................................                             114,338       98,654
                                                                           ---------    ---------
Gross profit ...................................                              31,347       26,063
Selling, general and administrative expenses ...                               8,884        6,941
Litigation settlement ..........................                               6,500            -
Amortization of intangible assets ..............                               1,778        1,773
Loss (gain) on disposal of equipment ...........                                 104         (205)
                                                                           ---------    ---------
Total operating expenses .......................                              17,266        8,509
                                                                           ---------    ---------
Operating income ...............................                              14,081       17,554
  Net interest expense .........................                              (8,328)      (8,468)
                                                                           ---------    ---------
Income before income taxes .....................                               5,753        9,086
Income tax provision ...........................                               2,302          300
                                                                           ---------    ---------
Net income .....................................                           $   3,451    $   8,786
                                                                           =========    =========

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

                                                          Reorganized          Predecessor
                                                   ------------------------    -----------
                                                     Nine Months Ended
                                                          June 30,
                                                   ------------------------    October 1,
                                                      2005          2004          2003
                                                   ----------    ----------    ----------
Net sales ......................................   $  399,076    $  319,655    $        -
Cost of sales ..................................      328,101       268,371             -
                                                   ----------    ----------    ----------
Gross profit ...................................       70,975        51,284             -
Selling, general and administrative expenses ...       25,168        19,300             -
Litigation settlement ..........................        6,500             -             -
Amortization of intangible assets ..............        5,341         5,344             -
Loss (gain) on disposal of equipment ...........          103          (257)            -
                                                   ----------    ----------    ----------
Total operating expenses .......................       37,112        24,387             -
                                                   ----------    ----------    ----------
Operating income ...............................       33,863        26,897             -
  Net interest expense .........................      (25,128)      (25,540)            -
  Reorganization gain, net .....................            -             -        43,943
                                                   ----------    ----------    ----------
Income from continuing operations before
  income taxes .................................        8,735         1,357        43,943
Income tax provision ...........................        3,497           540             -
                                                   ----------    ----------    ----------
Income from continuing operations ..............        5,238           817        43,943
Loss from discontinued operations ..............            -          (359)            -
                                                   ----------    ----------    ----------
Net income .....................................   $    5,238    $      458    $   43,943
                                                   ==========    ==========    ==========

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                              Reorganized           Predecessor
                                                                        ------------------------    -----------
                                                                            Nine Months Ended
                                                                               June 30,
                                                                        ------------------------    October 1,
                                                                           2005          2004          2003
                                                                        ----------    ----------    ----------
OPERATING ACTIVITIES
Net income ..........................................................   $    5,238    $      458    $   43,943
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Non-cash reorganization items ....................................            -             -       (68,299)
   Depreciation and amortization ....................................       13,944        13,256             -
   Amortization of deferred financing costs and discount on notes ...        1,573         2,111             -
   Changes in operating assets and liabilities ......................       (5,936)      (23,198)            -
                                                                        ----------    ----------    ----------
        Net cash provided by (used in) operating
        activities ..................................................       14,819        (7,373)      (24,356)

INVESTING ACTIVITIES
Purchase of property, plant and equipment ...........................      (11,499)       (9,161)            -
                                                                        ----------    ----------    ----------
        Net cash used in investing
        activities ..................................................      (11,499)       (9,161)            -

FINANCING ACTIVITIES
Net change in revolver balance ......................................          732        20,131             -
Payments on long-term debt and capital lease obligations ............       (3,901)       (3,246)            -
Debt issuance costs .................................................         (151)         (351)            -
                                                                        ----------    ----------    ----------
        Net cash provided by (used in) financing
        activities ..................................................       (3,320)       16,534             -
                                                                        ----------    ----------    ----------
Increase (decrease) in cash and cash equivalents ....................            -             -       (24,356)
Cash and cash equivalents at beginning of period ....................            -             -        24,356
                                                                        ----------    ----------    ----------
Cash and cash equivalents at end of period ..........................   $        -    $        -    $        -
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
                                              =========

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah Foundry Company's Annual Report on Form 10-K for the year ended September 30, 2004.

NOTE 2 -- INVENTORIES

The components of inventories are as follows:

                                                              June 30,              September 30,
                                                                2005                    2004
                                                              --------              -------------
Raw materials ....................................            $  7,803              $       5,218
Work in process and finished goods ...............              42,864                     41,566
Supplies .........................................              14,473                     14,335
                                                              --------              -------------
                                                              $ 65,140              $      61,119
                                                              ========              =============

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

Under the amended compliance dates recently adopted by the SEC, Statement 123(R) must be adopted by the Company no later than October 1, 2005, the beginning of the Company's next fiscal year. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on October 1, 2005. The adoption of Statement 123(R) will not have a material impact on the Company's results of operations or financial position as the Company has no stock-based compensation plans.

NOTE 4 -- EMPLOYEE BENEFIT PLANS

COMPONENTS OF NET PERIODIC BENEFIT COST

The Company has five defined-benefit pension plans covering the majority of its hourly employees and also sponsors unfunded defined benefit postretirement health care plans covering substantially all salaried and hourly employees and their dependents. Components of net periodic benefit costs are as follows for the three and nine months ended June 30, 2005 and 2004 (in thousands):

                                                         Pension Benefits            Postretirement Benefits
                                                    ---------------------------    ---------------------------
                                                    Three Months Ended June 30,    Three Months Ended June 30,
                                                    ---------------------------    ---------------------------
                                                      2005               2004        2005                2004
                                                    -------            --------    -------             -------
Service cost                                        $   535            $    491    $    75             $    60
Interest cost                                         1,066                 896        137                 116
Expected return on plan assets                       (1,194)               (890)         -                   -
Amortization of prior service cost (credit)               -                  10         (6)                 11
Recognized net actuarial loss (gain)                      -                  37         (7)                  -
                                                    -------            --------    -------             -------
Net periodic benefit cost                           $   407            $    544    $   199             $   187
                                                    =======            ========    =======             =======

                                                         Pension Benefits            Postretirement Benefits
                                                    ---------------------------    ---------------------------
                                                     Nine Months Ended June 30,     Nine Months Ended June 30,
                                                    ---------------------------    ---------------------------
                                                      2005               2004        2005                2004
                                                    -------            --------    -------             -------
Service cost                                        $ 1,508            $  1,473    $   225             $   180
Interest cost                                         2,833               2,688        413                 348
Expected return on plan assets                       (2,993)             (2,670)         -                   -
Amortization of prior service cost (credit)               -                  30        (19)                 33
Recognized net actuarial loss (gain)                      -                 111        (23)                  -
                                                    -------            --------    -------             -------
Net periodic benefit cost                           $ 1,348            $  1,632    $   596             $   561
                                                    =======            ========    =======             =======

EMPLOYER CONTRIBUTIONS

For the nine months ended June 30, 2005, $3,700 of contributions have been made. The Company presently anticipates contributing an additional $1,300 to fund its pension plans in 2005 for a total of $5,000.

NOTE 5 -- SUBSEQUENT EVENTS

The Company was involved in a litigation matter related to a proposed sale of one of its subsidiaries. The matter was settled on August 5, 2005 with the Company being obligated to pay a cash settlement of $6,500 within 7 business days. This amount has been accrued in the June 30, 2005 financial statements.

On July 28, 2005, the Company amended its bank Loan and Security Agreement (the "Credit Facility"). The following principal changes were made to the Credit
Facility: (i) the revolving loan commitment under the Credit Facility was increased from $70,000 to $92,085 (provided, however, that the outstanding aggregate amount of revolving loans, letters of credit and term loans provided under the Credit Facility may not exceed the revolving loan commitment at any time), (ii) the interest rates applicable to revolving loans and term loans were reduced, (iii) the maturity of the Credit Facility was extended by one year, to October 8, 2009 (iv) the Company was provided additional flexibility to pay deferrable interest on its outstanding 13 % Senior Subordinated Notes due 2013 and to make repayments, prepayments, redemptions and repurchases of the Subordinated Notes, (v) the Company was authorized to sell Mercer Forge Corporation and/or Gregg Industries, Inc., subject to certain conditions, and
(vi) the principal financial covenant in the Credit Facility was revised in a manner that is more favorable to the Company than before.

NOTE 6 -- GUARANTOR SUBSIDIARIES

The following tables present condensed consolidating financial information as of June 30, 2005 and September 30, 2004 and for the three and nine months ended June 30, 2005 and 2004 for: (a) the Company and (b) on a combined basis, the guarantors of the Company's 11% Senior Secured Notes due 2010 and 13% Senior Subordinated Notes due 2013, which include all of the wholly owned subsidiaries of the Company (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2005

                                                            Subsidiary
                                                Company     Guarantors    Eliminations     Consolidated
                                              -----------   ----------    ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                   $      (109)  $      109    $          -     $          -
  Accounts receivable, net                         41,583       48,123               -           89,706
  Inventories                                      27,604       37,536               -           65,140
  Other current assets                              4,223        4,005               -            8,228
                                              -----------   ----------    ------------     ------------
Total current assets                               73,301       89,773               -          163,074

Investments in and advances to subsidiaries       119,172            -        (119,172)               -
Property, plant and equipment, net                 35,912       54,346               -           90,258
Deferred financing costs and identifiable
  intangible assets, net                           55,303       18,003               -           73,306
Goodwill                                           86,699            -               -           86,699
Other assets                                        1,895        2,914               -            4,809
                                              -----------   ----------    ------------     ------------
                                              $   372,282   $  165,036    $   (119,172)    $    418,146
                                              ===========   ==========    ============     ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                            $     6,645   $   26,614    $          -     $     33,259
  Accrued liabilities                              20,939       10,281               -           31,220
  Current portion of long-term debt                43,364           59               -           43,423
                                              -----------   ----------    ------------     ------------
Total current liabilities                          70,948       36,954               -  #       107,902

Long-term debt                                    238,408           74               -          238,482
Deferred income taxes                              27,747          889               -           28,636
Postretirement benefit obligations                 10,980            -               -           10,980
Other liabilities                                  10,177        7,947               -           18,124
Stockholder's equity                               14,022      119,172        (119,172)          14,022
                                              -----------   ----------    ------------     ------------
                                              $   372,282   $  165,036    $   (119,172)    $    418,146
                                              ===========   ==========    ============     ============

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2004

                                                            Subsidiary
                                                Company     Guarantors    Eliminations     Consolidated
                                              -----------   ----------    ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                   $     1,683   $   (1,683)   $          -     $          -
  Accounts receivable, net                         39,487       41,833               -           81,320
  Inventories                                      25,481       35,638               -           61,119
  Deferred income taxes                             4,086       (4,086)              -                -
  Other current assets                              3,638        3,540               -            7,178
                                              -----------   ----------    ------------     ------------
Total current assets                               74,375       75,242               -          149,617

Investments in and advances to subsidiaries       111,982            -        (111,982)               -
Property, plant and equipment, net                 31,683       55,593               -           87,276
Deferred financing costs and identifiable
  intangible assets, net                           59,816       19,066               -           78,882
Goodwill, net                                      86,699            -               -           86,699
Other assets                                        1,895        3,071               -            4,966
                                              -----------   ----------    ------------     ------------
                                              $   366,450   $  152,972    $   (111,982)    $    407,440
                                              ===========   ==========    ============     ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                            $     8,457   $   20,693    $          -     $     29,150
  Accrued liabilities                              16,054       10,280               -           26,334
  Current portion of long-term debt                42,632        1,583               -           44,215
                                              -----------   ----------    ------------     ------------
Total current liabilities                          67,143       32,556               -           99,699

Long-term debt                                    239,586            -               -          239,586
Deferred income taxes                              27,747          889               -           28,636
Postretirement benefit obligations                 10,575            -               -           10,575
Other liabilities                                  12,615        7,545               -           20,160
Stockholder's equity                                8,784      111,982        (111,982)           8,784
                                              -----------   ----------    ------------     ------------
                                              $   366,450   $  152,972    $   (111,982)    $    407,440
                                              ===========   ==========    ============     ============

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005

                                                            Subsidiary
                                                Company     Guarantors    Eliminations     Consolidated
                                              -----------   ----------    ------------     ------------
Net sales                                     $    67,049   $   80,324    $     (1,688)    $    145,685
Cost of sales                                      46,323       69,703          (1,688)         114,338
                                              -----------   ----------    ------------     ------------
Gross profit                                       20,726       10,621               -  #        31,347

Selling, general and administrative expenses        4,367        4,517               -            8,884
Litigation settlement                               6,500            -               -            6,500
Amortization of intangible assets                   1,426          352                            1,778
Loss (gain) on disposal of equipment                  (14)         118               -              104
                                              -----------   ----------    ------------     ------------
Operating income                                    8,447        5,634               -           14,081

Net interest expense                               (4,434)      (3,894)              -           (8,328)
                                              -----------   ----------    ------------     ------------
Income before income taxes and equity in
  earnings of subsidiaries                          4,013        1,740               -            5,753
Income tax provision                                1,606          696               -            2,302
                                              -----------   ----------    ------------     ------------
                                                    2,407        1,044               -            3,451
Equity in income of subsidiaries                    1,044            -          (1,044)               -
                                              -----------   ----------    ------------     ------------
Net income                                    $     3,451   $    1,044    $     (1,044)    $      3,451
                                              ===========   ==========    ============     ============

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2004

                                                            Subsidiary
                                                Company     Guarantors    Eliminations     Consolidated
                                              -----------   ----------    ------------     ------------
Net sales                                     $    57,248   $   69,055    $     (1,586)    $    124,717
Cost of sales                                      39,405       60,835          (1,586)          98,654
                                              -----------   ----------    ------------     ------------
Gross profit                                       17,843        8,220               -  #        26,063

Selling, general and administrative expenses        3,142        3,799               -            6,941
Amortization of intangible assets                   1,426          347               -            1,773
Gain on disposal of equipment                          (5)        (200)              -             (205)
                                              -----------   ----------    ------------     ------------
Operating income                                   13,280        4,274               -           17,554

Net interest expense                               (4,454)      (4,014)              -           (8,468)
                                              -----------   ----------    ------------     ------------
Income before income taxes and equity in
  earnings of subsidiaries                          8,826          260               -            9,086
Income tax provision                                  291            9               -              300
                                              -----------   ----------    ------------     ------------
                                                    8,535          251               -            8,786
Equity in earnings of subsidiaries                    251            -            (251)               -
                                              -----------   ----------    ------------     ------------
Net income                                    $     8,786   $      251    $       (251)    $      8,786
                                              ===========   ==========    ============     ============

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2005

                                                            Subsidiary
                                                Company     Guarantors    Eliminations     Consolidated
                                              -----------   ----------    ------------     ------------
Net sales                                     $   172,570   $  230,983    $     (4,477)    $    399,076
Cost of sales                                     128,961      203,617          (4,477)         328,101
                                              -----------   ----------    ------------     ------------
Gross profit                                       43,609       27,366               -  #        70,975

Selling, general and administrative expenses       12,794       12,374               -           25,168
Litigation settlement                               6,500            -               -            6,500
Amortization of intangible assets                   4,279        1,062               -            5,341
Loss (gain) on disposal of equipment                  (15)         118               -              103
                                              -----------   ----------    ------------     ------------
Operating income                                   20,051       13,812               -           33,863

Net interest expense                              (13,354)     (11,774)              -         (25,128)
                                              -----------   ----------    ------------     ------------
Income before income taxes and equity in
  earnings of subsidiaries                          6,697        2,038               -            8,735
Income tax provision                                2,681          816               -            3,497
                                              -----------   ----------    ------------     ------------
                                                    4,016        1,222               -            5,238
Equity in income of subsidiaries                    1,222            -          (1,222)               -
                                              -----------   ----------    ------------     ------------
Net income                                    $     5,238   $    1,222    $     (1,222)    $      5,238
                                              ===========   ==========    ============     ============

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2004

                                                            Subsidiary
                                                Company     Guarantors    Eliminations     Consolidated
                                              -----------   ----------    ------------     ------------
Net sales                                     $   135,254   $  188,437    $     (4,036)    $    319,655
Cost of sales                                      99,002      173,405          (4,036)         268,371
                                              -----------   ----------    ------------     ------------
Gross profit                                       36,252       15,032               -  #        51,284

Selling, general and administrative expenses        8,817       10,483               -           19,300
Amortization of intangible assets                   4,279        1,065               -            5,344
Gain on disposal of equipment                         (53)        (204)              -             (257)
                                              -----------   ----------    ------------     ------------
Operating income                                   23,209        3,688               -           26,897

Net interest expense                              (13,455)     (12,085)              -          (25,540)
                                              -----------   ----------    ------------     ------------
Income (loss) from continuing operations
  before income taxes and equity in loss
  of subsidiaries                                   9,754       (8,397)              -            1,357
Income tax provision (benefit)                      3,881       (3,341)              -              540
                                              -----------   ----------    ------------     ------------
                                                    5,873       (5,056)              -              817
Equity in loss of subsidiaries                     (5,415)           -           5,415                -
                                              -----------   ----------    ------------     ------------
Income (loss) from continuing operations              458       (5,056)          5,415              817

Loss from discontinued operations                       -         (359)              -             (359)
                                              -----------   ----------    ------------     ------------
Net income (loss)                             $       458   $   (5,415)   $      5,415     $        458
                                              ===========   ==========    ============     ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2005

                                                                           Subsidiary
                                                               Company     Guarantors    Eliminations     Consolidated
                                                             -----------   ----------    ------------     ------------
OPERATING ACTIVITIES
Net income                                                   $     5,238   $    1,222    $     (1,222)    $      5,238
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                                   6,079        7,865               -           13,944
   Amortization of deferred financing costs and
    discount on notes                                              1,573            -               -            1,573
   Changes in operating assets and liabilities                       322       (6,258)              -           (5,936)
                                                             -----------   ----------    ------------     ------------
Net cash provided by
   operating activities                                           13,212        2,829          (1,222)          14,819

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                       (7,190)       5,968           1,222                -
Purchase of property, plant and equipment                         (6,029)      (5,470)              -          (11,499)
                                                             -----------   ----------    ------------     ------------
Net cash used in
   investing activities                                          (13,219)         498           1,222          (11,499)

FINANCING ACTIVITIES
Net change in revolver balance                                       732            -               -              732
Payments on long-term debt and capital lease obligations          (2,366)      (1,535)              -           (3,901)
Deferred financing costs                                            (151)           -               -             (151)
                                                             -----------   ----------    ------------     ------------
Net cash used in financing activities                             (1,785)      (1,535)              -           (3,320)
                                                             -----------   ----------    ------------     ------------

Increase (decrease) in cash and cash equivalents                  (1,792)       1,792               -                -
Cash and cash equivalents at beginning
  of period                                                        1,683       (1,683)              -                -
                                                             -----------   ----------    ------------     ------------
Cash and cash equivalents at end of period                   $      (109)  $      109    $          -     $          -
                                                             ===========   ==========    ============     ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2004

                                                                      Subsidiary
                                                           Company    Guarantors   Eliminations   Consolidated
                                                           --------   ----------   ------------   ------------
OPERATING ACTIVITIES
Net income (loss)                                          $    458   $   (5,415)  $      5,415   $        458
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Depreciation and amortization                              5,908        7,348              -         13,256
   Amortization of deferred financing costs and
     discount on notes                                        2,111            -              -          2,111
   Changes in operating assets and liabilities              (20,357)      (2,841)             -        (23,198)
                                                           --------   ----------   ------------   ------------
Net cash used in
   operating activities                                     (11,880)        (908)         5,415         (7,373)

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                  (2,973)       8,388         (5,415)             -
Purchase of property, plant and equipment                    (2,840)      (6,321)             -         (9,161)
                                                           --------   ----------   ------------   ------------
Net cash provided by (used in)
   investing activities                                      (5,813)       2,067         (5,415)        (9,161)

FINANCING ACTIVITIES
Net change in revolver balance                               20,131            -                        20,131
Payments on long-term debt and capital lease obligations     (1,273)      (1,973)                       (3,246)
Deferred financing costs                                       (351)           -              -           (351)
                                                           --------   ----------   ------------   ------------
Net cash provided by (used in) financing activities          18,507       (1,973)             -         16,534
                                                           --------   ----------   ------------   ------------

Increase (decrease) in cash and cash equivalents                814         (814)             -              -
Cash and cash equivalents at beginning
  of period                                                      76          (76)             -              -
                                                           --------   ----------   ------------   ------------
Cash and cash equivalents at end of period                 $    890   $     (890)  $          -   $          -
                                                           ========   ==========   ============   ============

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

                                               Three months ended       Nine months ended
                                                     June 30,               June 30,
                                              ---------------------   ---------------------
                                                2005        2004       2005         2004
                                              ---------   ---------   ---------   ---------
Revenues from continuing operations:
  Castings                                    $ 132,528   $ 115,177   $ 359,162   $ 294,594
  Forgings                                       10,034       7,763      33,398      20,124
  Other                                           6,036       6,297      17,306      16,640
  Elimination of intersegment revenues           (2,913)     (4,520)    (10,790)    (11,703)
                                              ---------   ---------   ---------   ---------
Consolidated                                  $ 145,685   $ 124,717   $ 399,076   $ 319,655
                                              =========   =========   =========   =========

Income (loss) from continuing operations:
  Castings                                    $   4,373   $   8,849   $   3,670   $  (6,820)
  Forgings                                          (18)       (666)      1,292      (2,607)
  Other                                             834         863       2,308       1,839
  Elimination of intersegment (income) loss      (1,738)       (260)     (2,032)      8,405
                                              ---------   ---------   ---------   ---------
Consolidated                                  $   3,451   $   8,786   $   5,238   $     817
                                              =========   =========   =========   =========

                                              June 30,    September 30,
                                                2005          2004
                                              ---------   -------------
Total assets:
  Castings                                    $ 434,944       $ 420,437
  Forgings                                        9,853           8,110
  Other                                          13,945          12,097
  Elimination of intersegment assets            (40,596)        (33,204)
                                              ---------   -------------
Consolidated                                  $ 418,146       $ 407,440
                                              =========   =============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause actual results to differ materially from those currently anticipated. Factors that could cause the Company's results to differ materially from current expectations include material disruptions to the major industries served by the Company; continued price fluctuations in the scrap metal market; developments affecting the valuation or prospects of the casting and forging industries generally or the Company in particular; and other factors described or referenced in the Company's Form 10-K for the year ended September 30, 2004 or subsequent SEC filings. The forward-looking statements made herein are made only as of the date of this report and, unless required by law, the Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

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

RECENT DEVELOPMENTS

Amendment of Credit Facility. As previously reported, on July 28, 2005, the Company amended its Credit Facility in several respects, as described in this
Item 2 under "Liquidity and Capital Resources- Credit Facility."

Exploration of Potential Sale Transaction. As previously reported, Neenah Foundry Company and its indirect parent company, ACP Holding Company, announced on July 29, 2005 that the Company has engaged Citigroup Global Markets Inc. to assist it in exploring the potential sale or merger of the Company or a significant portion of its assets or capital stock. Although there have been preliminary contacts with a number of potential purchasers, the process is in its early stages, no sale agreement has been reached and there can be no assurance as to whether, and if so when or at what price, structure and other terms and conditions, a transaction may occur. The Company undertakes no obligation to make any further announcement with respect to this process unless and until its Board of Directors has approved a definitive transaction.

Settlement of Litigation. As previously reported, on November 22, 2004, the Company entered into a letter of intent ("LOI") with respect to a proposed management buyout of all the outstanding stock of our wholly owned subsidiary Mercer Forge Corporation ("Mercer"). The parties to the LOI, however, were unable to agree on the terms of a definitive agreement by the extended termination date of the LOI, which thus has lapsed. The long-lived assets of Mercer were classified as held for use as of September 30, 2004 and continue to be so classified. On January 24, 2005, JD Holdings, LLC ("JDH"), one of the counterparties to the LOI, filed a complaint in the United States District Court for the Southern District of New York against the Company alleging, among other things, that the Company breached the terms of the LOI by not consummating the sale of the stock of Mercer to JDH. The complaint sought an order of specific performance of the LOI or, in the alternative, no less than $35 million in damages and, in either case, an order temporarily, preliminarily and permanently restraining the Company from transferring the stock of Mercer to any third party.

The Company answered the complaint, denying the material allegations thereof, and filed a counterclaim against JDH alleging breach of the LOI and seeking damages for the costs associated with the negotiation of the potential transaction. The parties agreed to mediate this dispute and the litigation was stayed pending the outcome of the mediation and of follow-on settlement discussions.

On August 5, 2005, the parties agreed to settle this matter. The settlement provides for a $6,500 cash payment by the Company to JDH and the exchange of full and final releases by the parties on behalf of themselves and their respective members, officers, directors, affiliates and shareholders. Each party will dismiss with prejudice the claims pending against the other in the Southern District of New York. The entry into the settlement, and the consequent avoidance of the costs and distractions of continued litigation, as well as of the uncertainty associated with the judicial process, was deemed to be in the best interests of the Company.

RESULTS OF OPERATIONS (dollars in thousands)

The following discussions compare the results of operations of the Company for the three and nine months ended June 30, 2005, to the results of the operations of the Company for the three and nine months ended June 30, 2004.

Three Months Ended June 30, 2005 and 2004

Net sales. Net sales for the three months ended June 30, 2005 were $145,685, which are $20,968 or 16.8% higher than the quarter ended June 30, 2004. Approximately $6,200, which represents 30% of the total increase in net sales, was due to the increased cost of steel scrap charged to customers. Most of the remainder of the increase was due to increased demand for industrial castings used in the heavy duty truck market, increased shipments of municipal products and new business at all locations.

Gross profit. Gross profit for the three months ended June 30, 2005 was $31,347, an increase of $5,284, or 20.3%, as compared to the quarter ended June 30, 2004. Gross profit as a percentage of net sales increased to 21.5% for the three months ended June 30, 2005 from 20.9% for the quarter ended June 30, 2004. The majority of the increase in gross profit resulted from sales volume increases and the efficiencies achieved by operating the manufacturing plants at higher capacity. The Company continues to recover the increased cost of its steel scrap through its surcharge mechanism for industrial products. These increased scrap metal costs are recovered on a delayed basis from the Company's industrial customers and require a general price increase to recover the costs from municipal customers.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2005 were $8,884, an increase of $1,943, or 28.0%, as compared to the $6,941 for the quarter ended June 30, 2004. The increase was due to increased expense for incentive plans based on improved profitability, the writeoff of a large accounts receivable balance of a customer who filed for Chapter 11 bankruptcy protection and increases in fringe benefit costs. Selling, general and administrative expenses increased as a percentage of net sales to 6.1% compared to the 5.6% for the quarter ended June 30, 2004.

Litigation settlement. As explained in the "Recent Developments" section above, the Company has settled the litigation matter with JDH regarding the proposed sale of Mercer. The $6,500 cash payment was accrued in the June 30, 2005 financial statements.

Amortization of intangible assets. Amortization of intangible assets was $1,778 for the three months ended June 30, 2005, which is comparable to the $1,773 for the quarter ended June 30, 2004.

Operating income. Operating income was $14,081 for the three months ended June 30, 2005, a decrease of $3,473 from operating income of $17,554 for the quarter ended June 30, 2004. The decreased operating income was caused by the accrual of the $6.5 million litigation settlement and increased selling, general and administrative expenses, partially offset by the positive factors discussed above under gross profit. As a percentage of net sales, operating income decreased from 14.1% for the three months ended June 30, 2004 to 9.7% for the three months ended June 30, 2005.

Net interest expense. Net interest expense was $8,328 for the three months ended June 30, 2005 compared to $8,468 for the quarter ended June 30, 2004. Interest expense for the three months ended June 30, 2005 included amortization of bond discount of $396 and amortization of deferred financing costs of $144.

Income tax provision. The income tax provision for the three months ended June 30, 2005 is based on the Company's 2005 estimated effective tax rate of approximately 40%. The income tax provision recorded for the three months ended June 30, 2004 is substantially less than the amount computed by applying the Company's statutory rate of approximately 40% to the income before income taxes due to the realization of the net operating loss generated for the six months ended March 31, 2004 to substantially offset future taxable income in the three month period ended June 30, 2004. Prior to this period, it was deemed more likely than not that the Company would not be able to utilize the net operating loss to offset future taxable income.

'
Nine Months Ended June 30, 2005 and 2004

Net sales. Net sales for the nine months ended June 30, 2005 were $399,076, which are $79,421 or 24.8% higher than for the nine months ended June 30, 2004. Approximately $31,100, which represents 39% of the total increase in net sales, was due to the increased cost of steel scrap charged to customers. Most of the remainder of the increase was due to increased demand for industrial castings used in the heavy duty truck market, increased shipments of municipal products and new business at all locations.

Gross profit. Gross profit for the nine months ended June 30, 2005 was $70,975, an increase of $19,691, or 38.4%, as compared to the nine months ended June 30, 2004. Gross profit as a percentage of net sales increased to 17.8% for the nine months ended June 30, 2005 from 16.0% for the nine months ended June 30, 2004. The majority of the increase in gross profit resulted from sales volume increases and the efficiencies achieved by operating the manufacturing plants at higher capacity. The Company continues to recover the increased cost of its steel scrap through its surcharge mechanism for industrial products. These increased scrap metal costs are recovered on a delayed basis from the Company's industrial customers and require a general price increase to recover the costs from municipal customers.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended June 30, 2005 were $25,168, an increase of $5,868, or 30.4%, as compared to the $19,300 for the nine months ended June 30, 2004. The increase was due to increased expense for incentive plans based on improved profitability, the writeoff of a large accounts receivable balance of a customer who filed for Chapter 11 bankruptcy protection, a decrease in the rebate received from countervailing duties assessed on imported products, and increases in fringe benefit costs, specifically health care and workers' compensation costs. Also, legal and professional costs increased in comparison to the prior year; however, the prior year cost level was abnormally low due to the majority of the 2004 legal and professional fees related to bankruptcy reorganization, which were recorded in fresh start accounting. Selling, general and administrative expenses increased as a percentage of net sales to 6.3% compared to 6.0% for the nine months ended June 30, 2004.

Litigation settlement. As explained in the "Recent Developments" section above, the Company has settled the litigation matter with JDH regarding the proposed sale of Mercer. The $6,500 cash payment was accrued in the June 30, 2005 financial statements.

Amortization of intangible assets. Amortization of intangible assets was $5,341 for the nine months ended June 30, 2005, which is comparable to the $5,344 for the nine months ended June 30, 2004.

Operating income. Operating income was $33,863 for the nine months ended June 30, 2005, an increase of $6,966 from operating income of $26,897 for the nine months ended June 30, 2004. The increased operating income was caused by the factors discussed above under gross profit partially offset by the accrual of the $6.5 million litigation settlement and increased selling, general and administrative expenses. As a percentage of net sales, operating income increased from 8.4% for the nine months ended June 30, 2004 to 8.5% for the nine months ended June 30, 2005.

Net interest expense. Net interest expense was $25,128 for the nine months ended June 30, 2005 compared to $25,540 for the nine months ended June 30, 2004. Interest expense for the nine months ended June 30, 2005 included amortization of bond discount of $1,188 and amortization of deferred financing costs of $385.

Income tax provision. The income tax provision for the nine months ended June 30, 2005 and 2004 is based on the Company's estimated effective tax rate of approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

Credit Facility

On July 28, 2005, the Company amended its bank Loan and Security Agreement (the "Credit Facility"). The following principal changes were made to the Credit
Facility: (i) the revolving loan commitment under the Credit Facility was increased from $70,000 to $92,085 (provided, however, that the outstanding aggregate amount of revolving loans, letters of credit and term loans provided under the Credit Facility may not exceed the revolving loan commitment at any time), (ii) the interest rates applicable to revolving loans and term loans were reduced, (iii) the maturity of the Credit Facility was extended by one year, to October 8, 2009 (iv) the Company was provided additional flexibility to pay deferrable interest on its outstanding 13 % Senior Subordinated Notes due 2013 and to make repayments, prepayments, redemptions and repurchases of the Subordinated Notes, (v) the Company was authorized to sell Mercer Forge Corporation and/or Gregg Industries, Inc., subject to certain conditions, and
(vi) the principal financial covenant in the Credit Facility was revised in a manner that is more favorable to the Company than before.

The Company's Credit Facility, as amended on July 28, 2005, consists of a revolving credit facility of up to $92,085 (with a $5,000 sublimit available for letters of credit and term loans in the aggregate original principal amount of $22,085). The Credit Facility matures on October 8, 2009, and bears interest at rates based on the lenders' Base Rate, as defined in the Credit Facility, or an adjusted rate based on LIBOR. Availability under the Credit Facility is based on various advance rates against the Company's accounts receivable and inventory. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed subject to the terms of the facility. At June 30, 2005, the Company had approximately $40,200 outstanding under the revolving credit facility, which includes $13,800 borrowed on June 30, 2005 for an interest payment due July 1, 2005, and approximately $17,400 outstanding under the term loan facility. No portion of the term loan, once repaid, may be reborrowed.

Substantially all of the Company's wholly owned subsidiaries are co-borrowers with the Company under the Credit Facility and are jointly and severally liable with the Company for all obligations under the Credit Facility, subject to customary exceptions for transactions of this type. In addition, NFC Castings, Inc. (NFC), the Company's immediate parent, and the remaining wholly owned subsidiaries of the Company jointly and severally guarantee the Company's obligations under the Credit Facility, subject to customary exceptions for transactions of this type. The borrowers' and guarantors' obligations under the Credit Facility are secured by a first priority perfected security interest, subject to customary restrictions, in substantially all of the tangible and intangible assets of the Company and its subsidiaries. The senior secured notes, and the guarantees in respect thereof, are equal in right of payment to the Credit Facility, and the guarantees in respect thereof. The liens in respect of the senior secured notes are junior to the liens securing the Credit Facility and guarantees thereof.

Voluntary prepayments may be made at any time on the term loan borrowings or the revolving borrowings upon customary prior notice. Prepayments on the term loan borrowings may be made at any time without premium or penalty unless a simultaneous reduction of the revolving loan commitment amount is being made or if any such reduction of the revolving loan commitment amount has been made previously. Reductions of the revolving loan commitment are subject to certain premiums specified in the Credit Facility. Mandatory repayments are required under certain circumstances, including a sale of assets or the issuance of debt or equity.

The Credit Facility requires the Company to observe certain customary conditions, affirmative covenants and negative covenants including financial covenants. The Credit Facility also contains events of default customary for these types of facilities, including, without limitation, payment defaults, material misrepresentations, covenant defaults, bankruptcy and a change of ownership of the Company, NFC or ACP Holding Company, NFC's immediate parent. At June 30, 2005, the Company is in compliance with existing bank covenants.

11% Senior Secured Notes due 2010. The Company has outstanding Senior Secured Notes due 2010 in the principal amount of $133,130, with a coupon rate of 11%. These notes were issued at a price which included a discount of $11,692. The obligations under the senior secured notes are equal in right of payment to the Credit Facility and the associated guarantees. The liens securing the senior secured notes are junior to the liens securing the Credit Facility and guarantees thereof. Interest on the senior secured notes is payable on a semi-annual basis. The Company's obligations under the notes are guaranteed on a secured basis by each of its wholly owned subsidiaries. Subject to the restrictions in the Credit Facility, the notes are redeemable at the Company's option in whole or in part at any time on or after September 30, 2007, with not less than 30 days nor more than 60 days notice, at the redemption price specified in the indenture governing the notes (105.500% of the principal amount redeemed beginning September 30, 2007, 104.125% beginning September 30, 2008, and 102.750% beginning September 30, 2009 and thereafter), plus accrued and unpaid interest up to the redemption date. Upon the occurrence of a "change of control" as defined in the indenture governing the notes, the Company may be required to make an offer to purchase the secured notes at 101% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The secured notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) restrictions on distributions from restricted subsidiaries, (5) sale of 'assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The secured notes also contain customary events of default typical to this type of financing, such as (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.

13% Senior Subordinated Notes due 2013. The Company has outstanding Senior Subordinated Notes due 2013 in the principal amount of $100,000, with a coupon rate of 13%. The obligations under the senior subordinated notes are senior to the Company's subordinated unsecured indebtedness, if any, and are subordinate to the Credit Facility and the senior secured notes. Interest on the senior subordinated notes is payable on a semi-annual basis. Not less than five percent of the interest on the senior subordinated notes will be paid in cash and up to 8% interest may be paid-in-kind. The Company's obligations under the notes are guaranteed on an unsecured basis by each of its wholly owned subsidiaries. Subject to the restrictions in the Credit Facility, the notes are redeemable at our option in whole or in part at any time, with not less than 30 days nor more than 60 days notice, at the redemption price specified in the indenture governing the notes (currently 102% of the principal amount redeemed; 101% beginning September 30, 2005, and 100% beginning September 30, 2006 and thereafter), plus accrued and unpaid interest up to the redemption date. Upon the occurrence of a "change of control" as defined in the indenture governing the notes, the Company may be required to make an offer to purchase the subordinated notes at 101% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The subordinated notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) restrictions on distributions from restricted subsidiaries, (5) sale of assets,
(6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The subordinated notes also contain customary events of default typical to this type of financing, such as, (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.

For the nine months ended June 30, 2005 and June 30, 2004, capital expenditures were $11,584 and $9,161, respectively. Both periods represent a level of capital expenditures necessary to maintain equipment and facilities. The 2005 period includes some make-up of deferred capital projects during the nine months ended June 30, 2005.

The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the revolving credit facility. After the borrowing of $13,800 on June 30, 2005 to make the interest payment due July 1, 2005, the Company still had remaining availability of $29,284 under the revolving credit facility at June 30, 2005. Net cash provided by operating activities for the nine months ended June 30, 2005 was $14,819, an increase of $22,192 from cash used by operating activities for the nine months ended June 30, 2004 of $7,373. The increase in net cash provided by operating activities was due to the increase in net income, as well as a smaller increase in the accounts receivable balance relative to the start of the fiscal year.

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

A reconciliation of EBITDA for the three and nine months ended June 30, 2005, compared to the three and nine months ended June 30, 2004, is provided below:

                                                          Three Months Ended     Nine Months Ended
                                                               June 30,               June 30,
                                                         --------------------   --------------------
                                                           2005        2004       2005       2004
                                                         ---------   --------   --------   ---------
Net income.............................................  $   3,451   $  8,786   $  5,238   $     458
Income tax provision...................................      2,302        300      3,497         540
Net interest expense...................................      8,328      8,468     25,128      25,540
Depreciation and amortization..........................      4,645      4,390     13,944      13,256
Loss (gain) on disposal of equipment...................        104       (205)       103        (257)
Loss from discontinued operations......................          -          -          -         359
Gregg non-cash inventory charge........................          -        157          -       1,181
Deeter non-cash inventory charge.......................          -          -          -         624
Gregg write-off of lease deposits......................        (39)         -         65           -
                                                         ---------   --------   --------   ---------
EBITDA (as defined below)                                $  18,791*  $ 21,896   $ 47,975*  $ 41,701
                                                         =========   ========   ========   =========

EBITDA is defined in the Company's Credit Facility and is generally calculated as the sum of net income (excluding non-cash charges), income taxes, interest expense, and depreciation and amortization. EBITDA is not a measure prepared in accordance with accounting principles generally accepted in the United States, but is being presented because the Company and the Company's lenders use it to evaluate operating performance relative to the financial covenants contained in the Company's Credit Facility, and management believes that certain investors use information concerning EBITDA as a measure of a company's performance and ability to service its debt. EBITDA should not be considered a substitute for, or more meaningful than, income from operations, net income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States, EBITDA, as presented by the Company, may not be comparable to similarly titled measures reported by other companies.

----------------
   *EBITDA for the three months and nine months ended June 30, 2005 is $6,500 lower than it would have been without the $6,500 litigation settlement accrued in the three months ended June 30, 2005.

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

      Interest Rate Sensitivity. Although the senior secured notes and senior subordinated notes are subject to fixed interest rates, the Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Credit Facility. If market interest rates for such borrowings change by 1% during the remainder of the fiscal year ending September 30, 2005, the Company's interest expense would increase or decrease by approximately $146 thousand. This analysis does not consider the effects of changes in the level of overall economic activity that could occur due to interest rate changes. Further, in the event of an upward change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

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

                             NEENAH FOUNDRY COMPANY
                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      The following should be read in conjunction with Item 3, Legal Proceedings in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 and Item 1, Legal Proceedings in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

      See "Recent Developments" in Item 2 in Part I of this report for information concerning the settlement of a legal proceeding which is incorporated herein by reference.

      We are involved in routine litigation incidental to our business. Such litigation is not, in our opinion, likely to have a material adverse effect on our financial condition or results of operations.

Item 6. EXHIBITS

(a) Exhibits

      10.1 Amendment No. 1 dated July 28, 2005, to Loan and Security Agreement dated as of October 8, 2003, by and among Neenah Foundry Company, its subsidiaries party thereto, the various lenders party thereto and Fleet Capital Corporation, as agent (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 3, 2005).

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

                                   NEENAH FOUNDRY COMPANY

DATE: August 11, 2005               /s/ Gary W. LaChey
                                   -------------------------------------------
                                   Gary W. LaChey
                                   Corporate Vice President - Finance
                                   (Principal Financial Officer and Duly
                                   Authorized Officer)