Form 10-K
period 2005-09-30
NEENAH FOUNDRY CO
filed 2005-12-27
CIK 1040599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The aggregate market value of the common equity of Neenah Foundry Company held by non-affiliates as of March 31, 2005 was zero. All of the common stock of Neenah Foundry Company is held by NFC Castings, Inc., a wholly owned subsidiary of ACP Holding Company.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On December 23, 2005, Neenah Foundry Company had 1,000 shares of Common Stock, par value $100 per share, outstanding, all of which were owned by NFC Castings, Inc., a wholly owned subsidiary of ACP Holding Company.

                       Documents Incorporated by Reference

     None.

                                     PART I

Item 1. BUSINESS

     Unless otherwise stated in this document or unless the context otherwise requires, references herein to the "Company", "we", "our", "ours", and "us", include Neenah Foundry Company ("Neenah") and its wholly owned subsidiaries, namely- Deeter Foundry, Inc. ("Deeter"), Mercer Forge Corporation ("Mercer"), Dalton Corporation ("Dalton"), Advanced Cast Products, Inc. ("Advanced Cast Products"), Gregg Industries, Inc. ("Gregg"), Neenah Transport, Inc. ("Transport") and Cast Alloys, Inc. ("Cast Alloys"), which is inactive, and their respective subsidiaries. Neenah, a Wisconsin corporation, is a wholly owned subsidiary of NFC Castings, Inc. ("NFC"), a Delaware corporation, which is a wholly owned subsidiary of ACP Holding Company ("ACP"), a Delaware corporation.

Overview

     The Company manufactures and markets a wide range of iron castings and forgings for the heavy municipal market and selected segments of the industrial markets. Neenah began business in 1872 and has built a strong reputation for producing quality iron castings. Neenah is one of the largest manufacturers of heavy municipal iron castings in the United States. Neenah's broad range of heavy municipal iron castings includes manhole covers and frames, storm sewer frames and grates, heavy duty airport castings, specialized trench drain castings, specialty flood control castings and ornamental tree grates. Neenah sells these municipal castings throughout the United States to state and local government entities, utility companies, precast concrete manhole structure producers and contractors for both new construction and infrastructure replacement. In addition, Neenah is also a leading manufacturer of a wide range of complex industrial castings, including castings for the transportation industry, a broad range of castings for the farm equipment industry, and specific components for compressors used in heating, ventilation and air conditioning (HVAC) systems.

Background

     On April 30, 1997, pursuant to an Agreement and Plan of Reorganization with NC Merger Company and NFC, Neenah Corporation (the predecessor company) was acquired by NFC, a holding company and a wholly owned subsidiary of ACP. Prior to July 1, 1997, Neenah Foundry Company was one of three wholly owned subsidiaries of Neenah Corporation, a holding company with no significant assets or operations other than its holdings in the common stock of its three wholly owned subsidiaries. The other two wholly owned subsidiaries were Neenah Transport, Inc. and Hartley Controls Corporation, an entity that was later sold. On July 1, 1997, Neenah Foundry Company merged with and into Neenah Corporation and the surviving company changed its name to Neenah Foundry Company.

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

     On September 8, 1998, the capital stock of Advanced Cast Products, an entity held by ACP prior to the time ACP acquired its interest in NFC, was contributed to Neenah by ACP. Advanced Cast Products is an independent manufacturer of ductile iron castings. Advanced Cast Products' production capabilities also include a range of finishing operations including austempering and machining. Advanced Cast Products sells its products primarily to companies in the heavy truck, construction equipment, railroad, mining and automotive industries.

     On December 31, 1998, Neenah purchased Cast Alloys, a manufacturer of investment-cast titanium and stainless steel golf clubheads, for $40.1 million in cash. Neenah discontinued the operations of Cast Alloys in January 2002.

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

Bankruptcy Proceedings

     Beginning in 2000, several trends converged to create an extremely difficult operating environment for the Company. First, there were dramatic cyclical declines in some of Neenah's most important markets including trucks, railroad, construction and agriculture equipment. Second, there was a major inventory adjustment by manufacturers in the residential segment of the HVAC equipment industry, resulting in fewer orders for Dalton's HVAC castings. Third, domestic foundries had been suffering from underutilized capacity, significantly increased foreign competition, continued price reduction pressure from customers and other competitors, and increased costs associated with heightened safety and environmental regulations. These factors caused and to some extent continue to cause a substantial number of foundries to cease operations or file for bankruptcy protection.

     Beginning in May 2000, the Company took aggressive steps to offset the impact of the decline in sales and earnings and improve cash flow in the difficult market environment: William Barrett was appointed as the new chief executive officer of NFC; Hartley Controls was sold in September 2000 for $5.0 million in total proceeds; other excess assets were sold for $5.3 million in late 2001; the operations of Cast Alloys, Inc. were discontinued in January 2002; substantially all of the assets of Advanced Cast Product's subsidiary Peerless Corporation were sold for $0.3 million in August 2002; and the assets of Belcher Corporation, a subsidiary of Advanced Cast Products, were sold for $4.0 million in December 2002. Furthermore, management also implemented a significant reduction in the number of employees, a significant reduction in capital expenditures and selected price increases. In January 2003, the Company engaged Houlihan Lokey Howard & Zukin Capital to assist in the formulation and evaluation of various options for a restructuring, reorganization, or other strategic alternatives.

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

     Pursuant to the Plan of Reorganization, we conducted a rights offering, whereby holders of the 11 1/8% Notes were given the opportunity to provide up to $110 million additional financing through the purchase of up to $119.996 million face amount of 11% Senior Secured Notes (the "Notes") and warrants to acquire up to 34.2 million shares of common stock of ACP. In case holders of the 11 1/8% Notes failed to subscribe for the full $110.0 million, we also obtained standby commitment agreements from MacKay Shields LLC, Exis Differential Holdings Ltd., Citicorp Mezzanine III, L.P., Trust Company of the West and Metropolitan Life Insurance Company (the "Standby Purchasers) whereby these Standby Purchasers collectively agreed to provide up to $110 million of financing for the Plan of Reorganization by participating in the rights offering (to the extent that they were holders of the 11 1/8% Notes) as well as purchasing any and all unsubscribed securities not subscribed for by the other holders of 11 1/8% Notes. Approximately 94% of the holders of the 11 1/8% Notes participated in the rights offering and the Standby Purchasers were, therefore, only required to fund the shortfall of approximately $6.4 million.

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

     The Plan of Reorganization resulted in significant changes to our capital structure. Among other things, the Plan of Reorganization provided for the repayment in full of our old credit facility, the cancellation of $282.0 million in principal amount of 11 1/8% Notes, the cancellation of the PIK Note (originally issued to Citicorp Mezzanine III, L.P. by our indirect parent company, ACP) and the elimination of the interests of the former equity owners of ACP. The cash proceeds necessary to consummate the Plan of Reorganization were provided from the consummation of the New Credit Facility and the issuance of the Notes. The claims and interests of our various creditors were satisfied as follows:

     -    our old credit facility was repaid in cash;

     - the PIK Note was cancelled and Citicorp Mezzanine III, L.P., the holder of that note, received Notes with a principal amount equal to $13.134 million, warrants to acquire 3.8 million shares of common stock of ACP and cash in the amount of $45,400;

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

     - the following debt and equity instruments were cancelled without further consideration: 12% senior subordinated notes issued by ACP, 12% senior subordinated notes issued by NFC and all equity interests of ACP; and

     - the following claims and equity interests passed through our Chapter 11 bankruptcy proceedings unimpaired: all tax claims, intercompany debt, other secured debt and general unsecured debt and the equity interests of ACP in NFC, equity interests of NFC in Neenah and equity interests of Neenah in its direct and indirect subsidiaries.

Exploration of Potential Sale Transaction

     On July 29, 2005, Neenah and ACP announced that Citigroup Global Markets Inc. had been engaged to assist in exploring the potential sale or merger of Neenah or ACP or a significant portion of their assets or capital stock. On November 29, 2005, Neenah announced that its board of directors, which is also the board of directors of ACP, had unanimously voted to end the sale or merger process and turn the Company's focus to successfully implementing the Company's business plan. The Company's business plan recognizes a consolidating market and is intended to position the Company for growth by expanding its revenues and further penetrating existing markets that are already being served. It also involves exploring other strategic alternatives that would have the effect of reducing costs and expanding capacity in selected markets.

BUSINESS SEGMENTS - OVERVIEW

     We have two reportable segments, Castings and Forgings. The Castings segment manufactures and sells iron castings for the municipal and industrial markets, while the Forgings segment manufactures and sells forged components for the industrial market. The segments were determined based upon the production process utilized and the type of product manufactured.

     Financial information about our reportable segments and geographic areas is contained in Note 10 in the Notes to Consolidated Financial Statements.

CASTINGS SEGMENT

     We are a leading producer of iron castings for use in heavy municipal and industrial applications. This segment sells directly to tier-one suppliers, as well as to other industrial end users.

Products, Customers and Markets

     The castings segment provides a variety of products to both the heavy municipal and industrial markets. Sales to the heavy municipal market are comprised of storm and sanitary sewer castings, manhole covers and frames and storm sewer frames and grates. Sales also include heavy airport castings, specialized trench drain castings, specialty flood control castings and ornamental tree grates. Customers for these products include state and local government entities, utility companies, precast concrete structure producers and contractors. Sales to the industrial market are comprised of differential carriers, transmission, gear and axle housings, yokes, planting and harvesting equipment parts and compressor components. Markets for these products include medium and heavy-duty truck, farm equipment and HVAC manufacturers.

Heavy Municipal

     Our broad heavy municipal product line consists of two general categories of castings, "standard" and "specialty" castings. Standard castings principally consist of storm and sanitary sewer castings that are consistent with pre-existing dimensional and strength specifications established by local authorities. Standard castings are generally higher volume items that are routinely used in new construction and infrastructure replacement. Specialty castings are generally lower volume products which include heavy-duty airport castings, trench drain castings, flood control castings, special manhole and inlet castings and ornamental tree grates. These specialty items are frequently selected and/or specified from our municipal product catalog and tree grate catalog, which together encompass over 4,400 standard and specialty patterns. For many of these specialty products, we believe that we are the only manufacturer with existing patterns to produce such a particular casting, although a competing manufacturer could elect to make the investment in patterns or equipment necessary to produce a similar casting. We hold a number of patents and trademarks related to our heavy municipal product line.

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

     We primarily sell our industrial castings to a limited number of customers with whom we have established close working relationships. These customers base their purchasing decisions on, among other things, our technical ability, price, service, quality assurance systems, facility capabilities and reputation. Our assistance in product engineering plays an important role in winning bids for industrial castings. For the average industrial casting, 12 to 18 months typically elapse between the design phase and full production. The product life cycle of a typical industrial casting is quite long. Although the patterns for industrial castings are owned by the customer and not the foundry, as is the case with the patterns for municipal castings, industrial patterns are not readily transferable to other foundries without, in most cases, significant additional investment. Foundries, including our company, generally do not design industrial castings. Nevertheless, a close working relationship between the foundry and the customer during a product launch is critical to reduce potential production problems and minimize the customer's risk of incurring lost sales or damage to its reputation due to a delayed launch. Involvement by a foundry early in the design process generally increases the likelihood that the customer will design a casting within the manufacturing capabilities of such foundry and also improves the likelihood that such foundry will be awarded the casting for full production.

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

FORGINGS SEGMENT

     Our forgings segment, operated by Mercer, produces complex-shaped forged components for use in transportation, railroad, mining and heavy industrial applications. Mercer also produces micro alloy forgings. Mercer sells directly to original equipment manufacturers ("OEMs"), as well as to industrial end users. Mercer's subsidiary, A&M Specialties, Inc., machines forgings and castings for Mercer and other industrial applications. Until the mid-1980's, Mercer produced military tank parts, but successfully converted from a defense contractor to a commercial manufacturer. Mercer produces approximately 500 individually forged components and has developed specialized expertise in forgings of micro alloy steel.

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

     Once a rough forging is produced, regardless of the forging process, it must generally still be machined. This process, known as "finishing" or "conversion," smoothes the component's exterior and mating surfaces and adds any required specification, such as groves, threads and bolt holes. The finishing process can contribute significantly to the value of the end product, in particular in certain custom situations where high value specialized machining is required. Machining can be performed either in-house by the forger, by a machine shop which performs this process exclusively or by the end-user.

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

EMPLOYEES

     As of September 30, 2005, we had approximately 3,000 full time employees, of whom 2,448 were hourly employees and 552 were salaried employees. Nearly all of the hourly employees at Neenah, Dalton, Advanced Cast Products and Mercer are members of either the United Steelworkers of America or the Glass, Molders, Pottery, Plastics and Allied Workers International Union. A collective bargaining agreement is negotiated every three to five years. The current agreements expire as follows: Neenah, December 2006; Dalton-Warsaw, April 2008; Dalton-Kendallville, June 2007; Advanced Cast Products-Meadville, October 2010; and Mercer, June 2008. All employees at Deeter and Gregg are non-union. We believe that we have a good relationship with our employees.

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

     Under the Federal Clean Air Act Amendments of 1990, the Environmental Protection Agency ("EPA") is directed to establish maximum achievable control technology ("MACT") standards for certain industrial operations that are major sources of hazardous air pollutants ("HAPs"). The iron foundry industry will be required to implement the MACT emission limits, control technologies or work practices by April 2007. We estimate that the total cost for compliance with the MACT standard will be less than $3.0 million.

     The Federal Water Pollution Control Act (Clean Water Act) requires point dischargers to obtain stormwater discharge permits. The Wisconsin Department of Natural Resources (WDNR) was given permitting authority by the Environmental Protection Agency (EPA) in 1974 and continues to administer this program. Neenah has a General Permit to Discharge Stormwater Associated with Industrial Activity and is required to discharge stormwater that complies with EPA Benchmark values for various stormwater contaminants. $1.2 million is budgeted for fiscal 2006 to install stormwater treatment devices needed to achieve compliance with the EPA Benchmarks the WDNR is using for permit compliance.

Item 2. PROPERTIES

     We maintain the following manufacturing, machining, and office facilities. All of the facilities are owned, with the exception of Mercer's machining facility, which is leased.

             ENTITY                   LOCATION                     PURPOSE
             ------                   --------                     -------
CASTINGS SEGMENT:
   Neenah Foundry Company         Neenah, WI         2 manufacturing facilities
                                                     Office facility

   Dalton Corporation             Warsaw, IN         Manufacturing and office facilities
                                  Kendallville, IN   Manufacturing facility
                                  Stryker, OH        Machining facility

   Advanced Cast Products, Inc.   Meadville, PA      Manufacturing and office facility
   Deeter Foundry, Inc.           Lincoln, NE        Manufacturing and office facility
   Gregg Industries, Inc.         El Monte, CA       Manufacturing and office facility

FORGINGS SEGMENT:
   Mercer Forge Corporation       Mercer, PA         Manufacturing and office facility
                                  Sharon, PA         Machining facility

     In addition to the facilities above, Neenah operates thirteen distribution and sales centers. Six of those properties are owned and seven are leased.

     The principal equipment at the facilities consists of molding machines, presses, machining equipment, welding, grinding and painting equipment. We regard our plant and equipment as well maintained and adequate for its needs.

     Substantially all of the Company's tangible and intangible assets are pledged to secure the Senior Secured Notes and the Company's Credit Facility. See Note 6 in the Notes to Consolidated Financial Statements.

Item 3. LEGAL PROCEEDINGS

     See "Reorganized Company Fiscal Year Ended September 30, 2005 Compared to the Reorganized Company Fiscal Year Ended September 30, 2004 - Settlement of Litigation" in Item 7 of this report for information concerning the settlement of a legal proceeding which is incorporated herein by reference.

     We are involved in routine litigation incidental to our business. Such litigation is not, in our opinion, likely to have a material adverse effect on our financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended September 30, 2005.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     There is no public market for our common stock. There was one holder of record of our common stock as of December 23, 2005, NFC Castings, Inc., a wholly owned subsidiary of ACP Holding Company

     We have not paid any cash dividends on our common stock in the last two fiscal years nor have we repurchased any equity securities in the fourth quarter of fiscal 2005. Our Credit Facility and the indentures providing for our Senior Secured and Senior Subordinated Notes severely restrict our ability to pay dividends or repurchase equity. See "Liquidity and Capital Resources" in Item 7 and Note 6 in the Notes to Consolidated Financial Statements for a description of such limitations.

Item 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     On August 5, 2003, ACP, NFC, and the Company filed for bankruptcy protection and emerged therefrom on October 8, 2003. Although the Plan of Reorganization became effective on October 8, 2003, due to the immateriality of the results of operations for the period between October 1, 2003 and the Effective Date, for financial reporting purposes we recorded the fresh-start adjustments necessitated by the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," ("SOP 90-7") on October 1, 2003.

     As a result of the gain on extinguishment of debt and adjustments to the fair value of assets and liabilities, we recognized a $43.9 million reorganization gain on October 1, 2003.

     As a result of our emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, our consolidated financial statements for the periods commencing on October 1, 2003 are referred to as the "Reorganized Company" and will not be comparable with any periods prior to October 1, 2003, which are referred to as the "Predecessor Company" (see Note 1 in the Notes to Consolidated Financial Statements). All references to the years ended September 30, 2005 and 2004 are to the Reorganized Company. All references to the years ended September 30, 2003, 2002 and 2001 are to the Predecessor Company.

     The following table sets forth our selected historical consolidated financial and other data as of and for the years ended September 30, 2005, 2004, 2003, 2002, and 2001 which have been derived from our historical consolidated financial statements. The information contained in the following table should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our historical consolidated financial statements and related notes included elsewhere in this report. All amounts are presented in thousands.

                                                   REORGANIZED                     PREDECESSOR
                                               -------------------   -------------------------------------
                                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                               -----------------------------------------------------------
                                                 2005       2004      2003(3)   2002(2)(3)   2001(1)(2)(3)
                                               --------   --------   --------   ----------   -------------
STATEMENT OF OPERATIONS DATA:
Net sales ..................................   $541,772   $450,942   $375,063    $387,707      $398,782
Cost of sales ..............................    440,818    375,124    321,834     323,740       335,264
                                               --------   --------   --------    --------      --------
Gross profit ...............................    100,954     75,818     53,229      63,967        63,518
Selling, general and administrative
   expenses ................................     34,467     27,374     26,132      28,743        27,587
Litigation settlement ......................      6,500         --         --          --            --
Amortization expense .......................      7,124      7,121      3,819       3,829        10,489
Provision for impairment of assets .........         --         --         --          74            --
Other expenses (income) ....................        953        465        195         544          (434)
                                               --------   --------   --------    --------      --------
Operating income ...........................     51,910     40,858     23,083      30,777        25,876
Interest expense, net ......................     33,406     33,363     46,620      42,647        43,009
Reorganization expense .....................         --         --      7,874          --            --
                                               --------   --------   --------    --------      --------
Income (loss) from continuing operations
   before income taxes .....................     18,504      7,495    (31,411)    (11,870)      (17,133)
Provision (credit) for income taxes ........      3,409      3,881     (8,541)     (5,917)       (4,004)
                                               --------   --------   --------    --------      --------
Income (loss) from continuing operations ...     15,095      3,614    (22,870)     (5,953)      (13,129)
Loss from discontinued operations, net of
   income taxes ............................         --       (359)    (1,095)    (41,750)       (4,325)
Gain (loss) on sale of discontinued
   operations, net of income taxes .........         --         --     (1,596)         --         2,404
                                               --------   --------   --------    --------      --------
Net income (loss) ..........................   $ 15,095   $  3,255   $(25,561)   $(47,703)     $(15,050)
                                               ========   ========   ========    ========      ========
BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents ..................   $  3,484   $     --   $ 24,356    $ 26,164      $  4,346
Working capital ............................     62,937     49,918    102,866      65,050        72,140
Total assets ...............................    412,555    407,440    536,834     569,388       626,443
Total debt .................................    271,754    283,801    439,357     451,432       434,077
Total stockholder's equity (deficit) .......     17,353      8,784    (39,016)    (12,146)       41,939

----------
(1) On October 2, 2000, we sold all of the issued and outstanding shares of common stock of Hartley Controls Corporation. The results of the operations of Hartley Controls Corporation have been reported separately as discontinued operations for all periods presented.

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

     Due to the Company's emergence from its Chapter 11 proceedings on October 8, 2003, the Company has implemented the "fresh start" accounting provisions of AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," ("SOP 90-7") to its financial statements. Fresh start requires that, upon the Company's emergence, the Company establish a "fair value" basis for the carrying value of the assets and liabilities for the reorganized Company. Although the effective date of the Plan of Reorganization was October 8, 2003, due to the immateriality of the results of operations for the period between October 1, 2003 and the effective date, the Company accounted for the consummation of the Plan of Reorganization as if it had occurred on October 1, 2003 and implemented fresh start accounting as of that date.

RECENT DEVELOPMENTS

     Exploration of Potential Sale Transaction. On July 29, 2005, Neenah and ACP announced that Citigroup Global Markets Inc. had been engaged to assist in exploring the potential sale or merger of Neenah or ACP or a significant portion of their assets or capital stock. On November 29, 2005, Neenah announced that its board of directors, which is also the board of directors of ACP, had unanimously voted to end the sale or merger process and turn the Company's focus to successfully implementing the Company's business plan. The Company's business plan recognizes a consolidating market and is intended to position the Company for growth by expanding its revenues and further penetrating existing markets that are already being served. It also involves exploring other strategic alternatives that would have the effect of reducing costs and expanding capacity in selected markets.

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

BANKRUPTCY PROCEEDINGS

     On August 5, 2003, we, together with ACP and NFC filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, as amended, with the United States Bankruptcy Court for the District of Delaware and submitted to the Bankruptcy Court for approval the Disclosure Statement for our Amended Prepackaged Joint Chapter 11 Plan of Reorganization, which we call the Plan of Reorganization.

     By order dated September 26, 2003, the Bankruptcy Court confirmed the Plan of Reorganization and the Plan of Reorganization became effective on October 8, 2003. October 8, 2003 is hereinafter referred to as the "Effective Date". The Plan of Reorganization allowed us to emerge from bankruptcy with an improved capital structure. Because we had arranged to continue paying our trade debt on a timely basis, we had sufficient trade credit to continue operations in the ordinary course of business during the pendency of the Chapter 11 proceedings. On the Effective Date, we entered into a new senior credit facility. See "Liquidity and Capital Resources - Credit Facility" below for further discussion.

     The Plan of Reorganization resulted in significant changes to our capital structure. Among other things, the Plan of Reorganization provided for the repayment in full of our old credit facility, the cancellation of $282.0 million in principal amount of 11 1/8% Notes, the cancellation of the PIK Note (originally issued to Citicorp Mezzanine III, L.P. by our indirect parent company, ACP) and the elimination of the interests of the former equity owners of ACP. The cash proceeds necessary to consummate the Plan of Reorganization were provided from the consummation of the New Credit Facility and the issuance of 11% Senior Secured Notes (the "Notes"). The claims and interests of our various creditors were satisfied as follows:

     -    our old credit facility was repaid in cash;

     - the PIK Note was cancelled and Citicorp Mezzanine III, L.P., the holder of that note, received Notes with a principal amount equal to $13.134 million, warrants to acquire 3.8 million shares of common stock of ACP and cash in the amount of $45,400;

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

     - the following debt and equity instruments were cancelled without further consideration: 12% senior subordinated notes issued by ACP, 12% senior subordinated notes issued by NFC and all equity interests of ACP; and

     - the following claims and equity interests passed through our Chapter 11 bankruptcy proceedings unimpaired: all tax claims, intercompany debt, other secured debt and general unsecured debt and the equity interests of ACP in NFC, equity interests of NFC in Neenah and equity interests of Neenah in its direct and indirect subsidiaries.

     As a result of the Plan of Reorganization, significant changes resulted to our capital structure. Although the Plan of Reorganization became effective on October 8, 2003, due to the immateriality of the results of operations for the period between October 1, 2003 and the Effective Date, for financial reporting purposes we recorded the fresh-start adjustments necessitated by SOP 90-7 on October 1, 2003.

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

     As a result of our emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, our consolidated financial statements for the periods commencing on October 1, 2003 are referred to as the "Reorganized Company" and are not comparable with any periods prior to October 1, 2003, which are referred to as the "Predecessor Company" (see Note 1 in the Notes to Consolidated Financial Statements).

All references to years ended September 30, 2003, 2002, and 2001 are to the Predecessor Company. All references to the periods subsequent to October 1, 2003 are to the Reorganized Company.

REORGANIZED COMPANY FISCAL YEAR ENDED SEPTEMBER 30, 2005 COMPARED TO THE REORGANIZED COMPANY FISCAL YEAR ENDED SEPTEMBER 30, 2004

     Net Sales. Net sales for the year ended September 30, 2005 were $541.8 million, which was $90.9 million or 20.2% higher than the year ended September 30, 2004. The increase was due to increased demand for industrial castings used in the heavy duty truck market, increased shipments of municipal products, higher pricing (including steel scrap cost recovery) on both industrial and construction castings, and new business at all locations.

     Gross Profit. Gross profit was $101.0 million for the year ended September 30, 2005, which was $25.2 million or 33.2% higher than the year ended September 30, 2004. Gross profit as a percentage of net sales increased to 18.6% during the year ended September 30, 2005 from 16.8% for the fiscal year ended September 30, 2004. The majority of the increase in gross profit resulted from sales volume increases and the efficiencies achieved by operating the manufacturing plants at higher capacity.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended September 30, 2005 were $34.5 million, an increase of $7.1 million from the $27.4 million for the year ended September 30, 2004. As a percentage of net sales, selling, general and administrative expenses increased to 6.4% for the year ended September 30, 2005 from 6.1% for the fiscal year ended September 30, 2004. The increase was due to increased expense for incentive plans based on improved profitability, the writeoff of a large accounts receivable balance of a customer who filed for Chapter 11 bankruptcy protection, a decrease in the rebate received from countervailing duties assessed on imported products, and increases in fringe benefit costs, specifically health care. Also, legal and professional costs increased in comparison to the prior year; however, the prior year cost level was abnormally low due to the majority of the 2004 legal and professional fees related to the bankruptcy reorganization, which were recorded in fresh start accounting.

     Settlement of Litigation. On November 22, 2004, Neenah entered into a letter of intent ("LOI") with respect to a proposed management buyout of all the outstanding stock of our wholly owned subsidiary Mercer Forge Corporation ("Mercer"). The parties to the LOI, however, were unable to agree on the terms of a definitive agreement by the extended termination date of the LOI, which had lapsed. The long-lived assets of Mercer were classified as held for use as of September 30, 2004 and continue to be so classified. On January 24, 2005, JD Holdings, LLC ("JDH"), one of the counterparties to the LOI, filed a complaint in the United States District Court for the Southern District of New York against Neenah alleging, among other things, that Neenah breached the terms of the LOI by not consummating the sale of the stock of Mercer to JDH. The complaint sought an order of specific performance of the LOI or, in the alternative, no less than $35 million in damages and, in either case, an order temporarily, preliminarily and permanently restraining Neenah from transferring the stock of Mercer to any third party.

     Neenah answered the complaint, denying the material allegations thereof, and filed a counterclaim against JDH alleging breach of the LOI and seeking damages for the costs associated with the negotiation of the potential transaction. The parties agreed to mediate this dispute and the litigation was stayed pending the outcome of the mediation and of follow-on settlement discussions.

     On August 5, 2005, the parties agreed to settle this matter. The settlement provided for a $6.5 million cash payment by the Company to JDH and the exchange of full and final releases by the parties on behalf of themselves and their respective members, officers, directors, affiliates and shareholders. Each party dismissed with prejudice the claims pending against the other in the Southern District of New York. The entry into the settlement, and the consequent avoidance of the costs and distractions of continued litigation, as well as of the uncertainty associated with the judicial process, was deemed to be in the best interests of the Company.

     Amortization of Intangible Assets. Amortization of intangible assets was $7.1 million for each of the years ended September 30, 2005 and September 30, 2004.

     Other Expenses. Other expenses for the years ended September 30, 2005 and 2004 consist of losses of $1.0 million and $0.5 million, respectively, for the disposal of long-lived assets in the ordinary course of business.

     Operating Income. Operating income was $51.9 million for the year ended September 30, 2005, an increase of $11.1 million or 27.1% from the year ended September 30, 2004. The increase was caused by the reasons discussed above under gross profit and was partially offset by the $6.5 million litigation settlement and increased selling, general and administrative expenses. As a percentage of net sales, operating income increased from 9.1% for the year ended September 30, 2004 to 9.6% for the year ended September 30, 2005.

     Net Interest Expense. Net interest expense was $33.4 million for each of the years ended September 30, 2005 and 2004.

     Provision for Income Taxes. The provision for income taxes for the year ended September 30, 2005 is lower than the amount computed by applying our statutory rate of 35% to the income before income taxes principally due to a change in the tax method of determining LIFO inventory and the recognition of permanent differences due to the reorganization. The change in tax method of determining LIFO inventory resulted in a tax benefit of $2.7 million, which increased fiscal 2005 net income by $2.7 million.

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

     Gross Profit. Gross profit was $75.8 million for the year ended September 30, 2004, which was $22.6 million or 42.4% higher than the year ended September 30, 2003. Gross profit as a percentage of net sales increased to 16.8% during the year ended September 30, 2004 from 14.2% for the fiscal year ended September 30, 2003. The increase in gross profit resulted from sales volume increases and the efficiencies achieved by operating the manufacturing plants at higher capacity. This increase was partially offset by an approximately $3.3 million increase in scrap metal costs which had not yet been recovered from customers. These increased scrap metal costs are recovered on a delayed basis from the Company's industrial customers and require a general price increase to recover the costs from municipal customers.

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

     Amortization of Intangible Assets. Amortization of intangible assets for the year ended September 30, 2004 was $7.1 million, an increase of $3.3 million from the $3.8 million for the year ended September 30, 2003. The increase was due to the increase in amortizable identifiable intangible assets resulting from applying fresh start accounting as discussed in Note 1 in the Notes to Consolidated Financial Statements.

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

     Net Interest Expense. Net interest expense decreased to $33.4 million for the year ended September 30, 2004 from $46.6 million for the year ended September 30, 2003. The decreased interest expense resulted from the reduction in borrowing due to the reorganization discussed in Note 1 in the Notes to Consolidated Financial Statements.

     Reorganization Expense. We recorded $7.9 million of reorganization expenses in 2003 which related to professional fees incurred in connection with the restructuring of our company and our filing for Chapter 11 bankruptcy protection as well as the write-off of debt issuance costs and premiums related to the 11 1/8% Notes.

     Provision for Income Taxes. The provision for income taxes for the year ended September 30, 2004 is higher than the amount computed by applying our statutory rate of 35% to the income before income taxes principally due to state income taxes and the loss of benefit on fiscal year 2004's net operating losses due to the reorganization.

     Loss from Discontinued Operations. During December 2002, we sold substantially all of the assets of Belcher. The disposition of Belcher resulted in a loss of $1.6 million net of income taxes, which we recognized in the year ended September 30, 2003. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, or SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations for Belcher have been reported as discontinued operations in the consolidated statements of operations for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

     Credit Facility. On July 28, 2005, the Company amended its bank Loan and Security Agreement (the "Credit Facility"), which was originally entered into as of October 8, 2003 upon our emergence from bankruptcy. The following principal changes were made to the Credit Facility: (i) the revolving loan commitment under the Credit Facility was increased from $70 million to $92.1 million (provided, however, that the outstanding aggregate amount of revolving loans, letters of credit and term loans provided under the Credit Facility may not exceed the revolving loan commitment at any time), (ii) the interest rates applicable to revolving loans and term loans were reduced, (iii) the maturity of the Credit Facility was extended by one year, to October 8, 2009 (iv) the Company was provided additional flexibility to pay deferrable interest on its outstanding 13% Senior Subordinated Notes due 2013 and to make repayments, prepayments, redemptions and repurchases of the Senior Subordinated Notes, (v) the Company was authorized to sell Mercer Forge Corporation and/or Gregg Industries, Inc., subject to certain conditions, and (vi) the principal financial covenant in the Credit Facility was revised in a manner that is more favorable to the Company than before.

     The Company's Credit Facility, as amended on July 28, 2005, consists of a revolving credit facility of up to $92.1 million (with a $5 million sublimit available for letters of credit and term loans in the aggregate original principal amount of $22.1 million). The Credit Facility matures on October 8, 2009, and bears interest at rates based on the lenders' Base Rate, as defined in the Credit Facility, or an adjusted rate based on LIBOR. Availability under the Credit Facility is based on various advance rates against the Company's accounts receivable and inventory. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed subject to the terms of the facility. At September 30, 2005, the Company had approximately $30.5 million outstanding under the revolving credit facility and approximately $16.6 million outstanding under the term loan facility. No portion of the term loan, once repaid, may be reborrowed.

     Substantially all of the Company's wholly owned subsidiaries are co-borrowers with the Company under the Credit Facility and are jointly and severally liable with the Company for all obligations under the Credit Facility, subject to customary exceptions for transactions of this type. In addition, NFC Castings, Inc. ("NFC"), the Company's immediate parent, and the remaining wholly owned subsidiaries of the Company jointly and severally guarantee the Company's obligations under the Credit Facility, subject to customary exceptions for transactions of this type. The borrowers' and guarantors' obligations under the Credit Facility are secured by a first priority perfected security interest, subject to customary restrictions, in substantially all of the tangible and intangible assets of the Company and its subsidiaries. The senior secured notes discussed below, and the guarantees in respect thereof, are equal in right of payment to the Credit Facility, and the guarantees in respect thereof. The liens in respect of the senior secured notes are junior to the liens securing the Credit Facility and guarantees thereof.

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

     The Credit Facility requires the Company to observe certain customary conditions, affirmative covenants and negative covenants including financial covenants. The Credit Facility also contains events of default customary for these types of facilities, including, without limitation, payment defaults, material misrepresentations, covenant defaults, bankruptcy and a change of ownership of the Company, NFC or ACP Holding Company, NFC's immediate parent company. The Company is prohibited from paying dividends and is restricted to a maximum yearly stock repurchase of $250,000.

     At September 30, 2005, the Company is in compliance with existing bank covenants.

     Subsequent to the end of fiscal 2005, the Company further amended the Credit Facility to allow the $6.5 million settlement in connection with the Mercer litigation, discussed above, to be added back in the calculation of Adjusted EBITDA. The amendment was executed and became effective on December 9, 2005.

     11% Senior Secured Notes due 2010. The Company has outstanding Senior Secured Notes due 2010 in the principal amount of $133.1 million, with a coupon rate of 11%. These notes were issued at a price which included a discount of $11.7 million. The obligations under the Senior Secured Notes due 2010 are equal in right of payment to the Credit Facility and the associated guarantees. The liens securing the senior secured notes are junior to the liens securing the Credit Facility and guarantees thereof. Interest on the Senior Secured Notes due 2010 is payable on a semi-annual basis. The Company's obligations under the notes are guaranteed on a secured basis by each of its wholly owned subsidiaries. Subject to the restrictions in the Credit Facility, the notes are redeemable at the Company's option in whole or in part at any time on or after September 30, 2007, with not less than 30 days nor more than 60 days notice, at the redemption price specified in the indenture governing the notes (105.500% of the principal amount redeemed beginning September 30, 2007, 104.125% beginning September 30, 2008, and 102.750% beginning September 30, 2009 and thereafter), plus accrued and unpaid interest up to the redemption date. Upon the occurrence of a "change of control" as defined in the indenture governing the notes, the Company may be required to make an offer to purchase the secured notes at 101% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The secured notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments (among other things, currently limiting most dividends and similar payments by Neenah and its subsidiaries to no more than approximately $14 million), (3) liens, (4) restrictions on distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The secured notes also contain customary events of default typical to this type of financing, such as (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.

     13% Senior Subordinated Notes due 2013. The Company has outstanding Senior Subordinated Notes due 2013 in the principal amount of $100 million, with a coupon rate of 13%. The obligations under the senior subordinated notes are senior to the Company's subordinated unsecured indebtedness, if any, and are subordinate to the Credit Facility and the senior secured notes. Interest on the senior subordinated notes is payable on a semi-annual basis. Not less than five percent of the interest on the senior subordinated notes must be paid in cash and up to 8% interest may be paid-in-kind. To date, all interest payments have been made in cash. The Company's obligations under the notes are guaranteed on an unsecured basis by each of its wholly owned subsidiaries. Subject to the restrictions in the Credit Facility, the notes are redeemable at our option in whole or in part at any time, with not less than 30 days nor more than 60 days notice, at the redemption price specified in the indenture governing the notes (currently 101% of the principal amount redeemed, and 100% beginning September 30, 2006 and thereafter), plus accrued and unpaid interest up to the redemption date. Upon the occurrence of a "change of control" as defined in the indenture governing the notes, the Company may be required to make an offer to purchase the subordinated notes at 101% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The subordinated notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments (among other things, currently limiting most dividends and similar payments by Neenah and its subsidiaries to no more than approximately $14 million), (3) liens, (4) restrictions on distributions from restricted subsidiaries, (5) sale of assets,
(6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The subordinated notes also contain customary events of default typical to this type of financing, such as, (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.

     For the fiscal years ended September 30, 2005, 2004 and 2003, capital expenditures were $17.6 million, $12.7 million and $11.9 million, respectively. These amounts represent a level of capital expenditures necessary to maintain equipment and facilities.

     The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the revolving loan commitment under the Credit Facility. Net cash provided by operating activities for the fiscal year ended September 30, 2005 was $33.6 million, an increase of $30.9 million from cash provided by operating activities for the fiscal year ended September 30, 2004 of $2.7 million. The increase in net cash provided by operating activities was primarily due to the increase in net income, as well as a decrease in working capital accounts (primarily from accounts receivable). Net cash provided by operating activities for the fiscal year ended September 30, 2004 was $2.7 million, a decrease of $20.3 million from cash provided by operating activities for the fiscal year ended September 30, 2003 of $23.0 million. The decrease in net cash provided by operating activities was primarily due to a large increase in the accounts receivable balance proportional to our increased sales volume. The $23.0 million cash provided by operating activities for the fiscal year ended September 30, 2003 included an income tax refund that the Company received in December 2002 of $18.4 million from the carryback of net operating losses.

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

     Adjusted EBITDA. Our borrowing arrangement contains certain financial covenants which are tied to ratios based on Adjusted EBITDA. Adjusted EBITDA is defined in the Company's Credit Facility as "EBITDA" and is generally calculated as the sum of net income (excluding non-recurring non-cash charges and certain one-time cash charges), income taxes, interest expense, and depreciation and amortization. Adjusted EBITDA is presented herein because it is a material component of the covenants contained within the Company's Credit Facility. Non-compliance with the covenants could result in the requirement to immediately repay all amounts outstanding under the Credit Facility which could have a material adverse effect on our results of operations, financial position and cash flow. Management also believes that certain investors use information concerning Adjusted EBITDA as a measure of a company's performance and ability to service its debt. Adjusted EBITDA should not be considered a substitute for, or more meaningful than, income from operations, net income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. Adjusted EBITDA, as presented by the Company, may not be comparable to similarly titled measures reported by other companies.

     A reconciliation of Adjusted EBITDA for the fiscal years ended September 30, 2005 and 2004 is provided below (in thousands):

                                          2005      2004
                                        -------   -------
Net income ..........................   $15,095   $ 3,255
Income tax provision ................     3,409     3,881
Net interest expense ................    33,406    33,363
Depreciation and amortization .......    18,864    17,992
Loss on disposal of equipment .......       953       465
Loss from discontinued operations ...        --       359
Neenah non-cash inventory charge ....       242        --
Gregg non-cash inventory charge .....        --     1,172
Deeter non-cash inventory charge ....        --       624
Gregg write-off of lease deposits ...        64        --
                                        -------   -------
Adjusted EBITDA (as defined above) ..   $72,033*  $61,111
                                        =======   =======

* Adjusted EBITDA for the year ended September 30, 2005 is $6.5 million lower than it would have been without the $6.5 million litigation settlement paid in August, 2005. As discussed above, effective December 9, 2005, the Credit Facility was amended to allow the $6.5 million settlement in connection with the Mercer litigation to be added back in the calculation of Adjusted EBITDA.

OFF-BALANCE SHEET ARRANGEMENTS

     None.

CONTRACTUAL OBLIGATIONS

     The following table includes the Company's significant contractual obligations at September 30,2005 (in millions):

                                                         Expected Payments due by Period
                                                   ------------------------------------------
                                                             Less                       More
                                                             than     1-3      3-5      than
                                                    Total   1 year   years    years   5 years
                                                   ------   ------   -----   ------   -------
Long term debt .................................   $241.3    $ 3.2   $ 6.4   $131.7    $100.0
Interest on long term debt .....................    179.6     28.5    56.6     55.5      39.0
Revolving line of credit .......................     30.5     30.5      --       --        --
Interest and fees on revolving line of credit ..      0.9      0.9      --       --        --
Operating leases ...............................      6.6      2.0     2.9      1.2       0.5
                                                   ------    -----   -----   ------    ------
Total contractual obligations ..................   $458.9    $65.1   $65.9   $188.4    $139.5
                                                   ======    =====   =====   ======    ======

     As of September 30, 2005, the Company had no material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its pension and post-retirement plans which are discussed in detail in Note 9 of the Notes to Consolidated Financial Statements. As of the most recent actuarial measurement date, the Company anticipates making $5.1 million of contributions to pension plans in fiscal 2006. Post-retirement medical claims are paid as they are submitted and are anticipated to be $0.5 million in fiscal 2006.

CRITICAL ACCOUNTING ESTIMATES

     Critical accounting estimates are those that are, in management's view, both very important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     Future events and their effects cannot be determined with absolute certainty. The determination of estimates, therefore, requires the exercise of judgment. Actual results may differ from those estimates, and such differences may be material to the financial statements. Our accounting policies are more fully described in Note 2 in the Notes to Consolidated Financial Statements.

     We believe that the most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the evaluation of the recoverability of certain assets including goodwill, other intangible assets and property, plant and equipment as well as those estimates used in the determination of reserves related to the allowance for doubtful accounts, inventory obsolescence, workers compensation and pensions and other post-retirement benefits. Various assumptions and other factors underlie the determination of these significant estimates. In addition to assumptions regarding general economic conditions, the process of determining significant estimates is fact-specific and accounts for such factors as historical experience, product mix and, in some cases, actuarial techniques. We constantly reevaluate these significant factors and make adjustments where facts and circumstances necessitate. Historically, our actual results have not significantly deviated from those determined using the estimates described above.

     We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     - Defined-Benefit Pension Plans. We account for our defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"), which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant element in determining our pension expense in accordance with SFAS 87 is the expected return on plan assets. We have assumed that the expected long-term rate of return on plan assets will be 7.50% to 8.50%, depending on the plan. Over the long term, our pension plan assets have earned in excess of these rates; therefore, we believe that our assumption of future returns is reasonable. The plan assets, however, have earned a rate of return substantially less than these rates in the last three years. Should this trend continue, our future pension expense would likely increase. At the measurement date, we determine the discount rate to be used to discount plan liabilities. In developing this rate, we use the Moody's Average AA Corporate Bonds index. At the measurement date of June 30, 2005, we determined the discount rate to be 5.25%. Changes in discount rates over the past few years have not materially affected our pension expense. The net effect of changes in this rate, as well as other changes in actuarial assumptions and experience, have been deferred as allowed by SFAS 87.

     - Other Postretirement Benefits. We provide retiree health benefits to qualified employees under an unfunded plan. We use various actuarial assumptions including the discount rate and the expected trend in health care costs and benefit obligations for our retiree health plan. Consistent with our pension plans, we used a discount rate of 5.25%. In 2005, our assumed healthcare cost trend rate was 8.0% decreasing gradually to 5.0% in 2010 and then remaining at that level thereafter. Changes in these rates could materially affect our future operating results and net worth.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Credit Facility. If market interest rates for such borrowings change by 1%, the Company's interest expense would increase or decrease by approximately $0.5 million. This analysis does not consider the effects of changes in the level of overall economic activity that could occur due to interest rate changes. Further, in the event of an upward change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedules are listed in Part IV Item 15 of this Annual Report on Form 10-K and are incorporated by reference in this Item 8.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

Item 9A. CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act.

     Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information with respect to the persons who are members of the board of directors and executive officers of the Company. All executive officers hold office at the pleasure of the board of directors. Under the Company's bylaws, each director holds office until the next annual meeting of shareholders and until the director's successor has been elected and qualified. All of the directors of the Company are also directors of ACP.

NAME                             AGE                       POSITION
----                             ---                       --------
William M. Barrett............    58   President, Chief Executive Officer, Director and
                                       Chairman of the Board
Gary W. LaChey................    59   Corporate Vice President - Finance, Treasurer,
                                       Secretary and Chief Financial Officer
James Ackerman................    61   President - Mercer Forge
John H. Andrews...............    60   Corporate Vice President - Manufacturing
Joseph L. DeRita..............    67   Division President, Dalton Corporation
Frank Headington..............    56   Vice President - Technology
Timothy Koller................    55   Vice President - Municipal Sales & Engineering
Joseph Varkoly................    43   Vice President - Industrial Sales and Marketing
Andrew B. Cohen...............    34   Director
Benjamin C. Duster, IV, Esq...    50   Director
Michael J. Farrell............    55   Director
Jeffrey G. Marshall...........    61   Director

Mr. Barrett has served as our President and Chief Executive Officer since May 2000. Mr. Barrett joined us in 1992 serving as General Sales Manager -- Industrial Castings until May 1, 1997. Mr. Barrett was Vice President and General Manager from May 1, 1997 to September 30, 1998 and President from October 1, 1998 to April 30, 2000. From 1985 to 1992, Mr. Barrett was the Vice President -- Sales for Harvard Industries Cast Products Group. Mr. Barrett has also been one of our directors and Chairman of the Board since May 2000.

Mr. LaChey has served as our Corporate Vice President -- Finance since June 2000. Mr. LaChey joined us in 1971 and has served in a variety of positions of increasing responsibility in the finance department. Mr. LaChey was most recently Vice President -- Finance, Treasurer and Secretary.

Mr. Ackerman has served as the President of Mercer Forge since 2000. Previously, Mr. Ackerman served as the Vice President/CFO of Mercer Forge since 1990. Prior to joining Mercer Forge in 1990, Mr. Ackerman worked for Sheet Metal Coating & Litho as its Controller, Dunlop Industrial/Angus Fire Armour Corp. as its Controller and Ajax Magnethermic Corporation as its Vice President-Finance
(CFO).

Mr. Andrews has served as our Corporate Vice President -- Manufacturing since August 2003. Mr. Andrews joined us in 1988 and has served in a variety of manufacturing positions with increasing responsibility. Prior to joining Neenah, Mr. Andrews was Division Manager for Dayton Walther Corporation's Camden Casting Center from 1986 to 1988 and served as Manufacturing Manager and then Plant Manager for Waupaca Foundry's Marinette Plant from 1973 to 1986.

Mr. DeRita has served as Division President of the Dalton Corporation since 1999. He joined Newnam Manufacturing in 1989 and became the Vice President -- Sales when the Dalton Corporation acquired Newnam Manufacturing in 1992. Prior to joining our company, Mr. DeRita was the Manager of Engineering and Maintenance at Erie Malleable, the same position he held previously at Zurn Industries.

Mr. Headington has served as the Vice President - Technology since August 2003. Previously, Mr. Headington was our Manager of Technical Services and Director of Product Reliability since January 1989. Prior to joining the Company, Mr. Headington co-founded and operated Sintered Precision Components, a powdered metal company. Prior to his involvement with Precision Components, he was employed by Wagner Casting Company as Quality Manager.

Mr. Koller has served as the Vice President - Municipal Sales & Engineering since May 1998. Mr. Koller has worked within our Municipal products area for the last 27-years serving with increasing responsibility as Sales Representative, Specifications Manager, and General Sales Manager.

Mr. Varkoly has served as the Vice President - Industrial Sales & Marketing since August 2003. Previously, Mr. Varkoly was our Vice President of Business Development since March 2000. Prior to joining our company in 2000, he served as the Director - Finance of Betzdearborn, Inc. Previously, he was a Manager for Performance Improvement Management Consulting with Ernst & Young LLP and the Business Development Manager of FMC Corporation.

Mr. Cohen has served as a director since October 2003. Mr. Cohen is currently a Managing Director at Dune Capital Management, LP. Previously, Mr. Cohen was employed by SAC Capital Advisors for three years. Prior to his employment at SAC Capital Advisors, he spent six years in the investment banking division of Morgan Stanley. Mr. Cohen received his BA and MBA degrees from the University of Pennsylvania.

Mr. Duster has served as a director since October 2003. Mr. Duster is currently Chairman of the Board of Algoma Steel, Inc., a Toronto Stock Exchange listed integrated steel manufacturer based in Canada. Mr. Duster is also a principal in Masson & Company, a financial restructuring advisory and turnaround management firm based in New York.

Mr. Farrell has served as a director since February 2003. Mr. Farrell is currently the President of Farrell & Co., a merchant banking firm specializing in heavy manufacturing companies, and the Chief Executive Officer of Standard Steel, LLC. Mr. Farrell has also served in executive capacities for MK Rail Corporation, Motor Coils Manufacturing Co. and Season-ALL Industries. Mr. Farrell currently also serves as a director of Federated Investors, Inc. Mr. Farrell is a certified public accountant.

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

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

     The current members of the Audit Committee of the board of directors are Michael J. Farrell and Jeffrey G. Marshall. The board of directors has determined that all members of the Audit Committee are independent and financially literate in accordance with the audit committee requirements of the New York Stock Exchange. The board has determined that Mr. Michael J. Farrell is an audit committee financial expert within the meaning of SEC rules.

CODE OF ETHICS

     In December 2004, the Company adopted a Code of Ethics applicable to all officers of the Company as well as certain other key accounting staff. A copy of the Code of Ethics can be obtained free of charge by writing to the Company.

BOARD COMPOSITION

     The board of directors of ACP, the ultimate parent company of Neenah consists of five directors. ACP's Amended and Restated Bylaws permits the holders of a majority of the shares of common stock of ACP then entitled to vote at an election of directors, to remove any director or the entire board of directors at any time, with or without cause. Under ACP's Amended and Restated Bylaws, vacancies on the board of directors may be filled by the affirmative vote of a majority of the holders of ACP's outstanding stock entitled to vote thereon.

     Under the Stockholders Agreement discussed below, MacKay Shields LLC designated two members to the board of directors of ACP and Citicorp Mezzanine III, L.P and Trust Company of the West designated one member to the board of directors of ACP. The MacKay Shields LLC designees are Andrew B. Cohen and Benjamin C. Duster, IV, Esq. The Citicorp Mezzanine III, L.P and Trust Company of the West designees are Michael J. Farrell and Jeffrey G. Marshall, respectively. Under the Stockholders Agreement, the board of directors of any subsidiary of ACP, including Neenah, is required to consist of the same number of directors and have the same composition as the board of directors of ACP.

COMPENSATION COMMITTEE

     The current members of the compensation committee of the board of directors are Andrew B. Cohen and Benjamin C. Duster, IV, Esq.

STOCKHOLDERS AGREEMENT

     Under the terms of the Plan of Reorganization, ACP and each person or entity that held common stock of ACP or warrants to purchase ACP common stock as of October 8, 2003, the Effective Date of the Plan of Reorganization (the "Stockholders"), are subject to a stockholders agreement dated as of October 8, 2003 (the "Stockholders Agreement"). The Stockholders Agreement, among other things, (i) governs the composition of the board of directors of ACP and its subsidiaries, (ii) establishes the requisite approvals for certain significant corporate transactions (including acquisitions and dispositions of material businesses or assets, and the incurrence of debt), and (iii) provides for certain rights, requirements and restrictions with respect to the sale or transfer of ACP common stock or warrants to purchase ACP common stock.

     The Stockholders Agreement provides that the stockholders shall vote all of their shares of ACP common stock to cause the board of directors of ACP to be comprised of the then duly elected and acting chief executive officer of ACP, one member each designated by MacKay Shields LLC, Citicorp Mezzanine III, L.P. and Trust Company of the West, in each case, so long as they, together with their respective affiliates, hold at least 10.0% of the ACP common stock on a fully diluted basis (the "Minimum Ownership"); however, so long as MacKay Shields LLC is the holder of at least 20% of the ACP common stock on a fully diluted basis, it shall be entitled to designate one additional member. In addition, no designated member of the board of directors of ACP may be removed without the consent of the Stockholder which has the right to designate such member. Further, the Stockholders Agreement provides that each of MacKay Shields LLC, Citicorp Mezzanine III, L.P and Trust Company of the West (subject to the Minimum Ownership) has the ability to approve or veto the sale of ACP and/or its subsidiaries (through sale of shares, merger, recapitalization, asset sale or similar transaction) (a "Sale of the Company"), amendments to the respective charter and bylaws of each company, modifications to the number of directors of each company and affiliate transactions. The board of directors of any subsidiary of ACP is required to consist of the same number of directors and shall have the same composition as the board of directors of ACP.

     In addition to the general governance issues discussed above, the Stockholders Agreement provides that, so long as MacKay Shields LLC, Citicorp Mezzanine III, L.P and Trust Company of the West each have the Minimum Ownership certain sales or transfers or series of sales or transfers by any stockholder or a "group" of stockholders of ACP common stock or warrants to purchase ACP common stock which owns 10% or more of the shares of ACP common stock on a fully diluted basis may be subject to the prior right of ACP and the Stockholders party to the Stockholders Agreement who own more than

5% of the ACP common stock on a fully diluted basis ("5% Stockholders") to purchase such shares. Also, the Stockholders Agreement provides for "tag-along" rights for 5% Stockholders with respect to certain sales or transfers of ACP common stock and warrants to purchase ACP common stock by other 5% Stockholders. Furthermore, the Stockholders Agreement provides that the board of directors, by the vote of at least three directors, shall have the right to cause a Sale of the Company and to cause all Stockholders to consent to, approve and participate in a Sale of the Company; provided that (i) all Stockholders receive the same consideration on a per share basis, (ii) the identity of such purchaser is approved (which approval shall not be unreasonably withheld) by MacKay Shields LLC, Citicorp Mezzanine III, L.P and Trust Company of the West (subject to the Minimum Ownership) and (iii) such purchaser is not MacKay Shields LLC, Citicorp Mezzanine III, L.P or Trust Company of the West or any other 5% Stockholder, or an affiliate of any of the foregoing.

     The foregoing description of the Stockholders Agreement does not purport to be complete and is qualified in its entirety by reference to the Stockholders Agreement, which is filed as Exhibit 10.6 to this report.

ITEM 11. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table summarizes compensation awarded to, earned by or paid to our Chief Executive Officer and each of our other four most highly compensated executive officers (collectively, the "named executive officers") for services rendered to ACP, NFC, and the Company during the 2005, 2004 and 2003 fiscal years.

                                                                                        LONG-TERM
                                                                                      COMPENSATION
                                                                           ----------------------------------
                                              ANNUAL COMPENSATION                   AWARDS            PAYOUTS
                                       ---------------------------------   ------------------------   -------
                                                            OTHER ANNUAL    RESTRICTED   SECURITIES     LTIP      ALL OTHER
NAME AND PRINCIPAL            FISCAL                        COMPENSATION      STOCK      UNDERLYING   PAYOUTS   COMPENSATION
POSITION                       YEAR    SALARY $   BONUS $       $ (2)      AWARDS $(3)    OPTIONS #      $          $(4)
------------------           -------   --------   -------   ------------   -----------   ----------   -------   ------------
William M. Barrett .......   2005       550,000   558,292        --              --          --          --        27,520
   President and Chief ...   2004(1)    483,337   160,800        --              --          --          --        26,719
   Executive .............   2003(1)    342,704   103,137        --           9,410          --          --        23,991
   Officer and Director

Gary W. LaChey ...........   2005       286,749   336,400        --              --          --          --        27,200
   Corporate Vice ........   2004(1)    242,996    74,100        --              --          --          --        26,306
   President-Finance, ....   2003(1)    234,996   102,399        --           7,196          --          --        23,449
   Treasurer, Secretary
   and Chief Financial
   Officer

James Ackerman ...........   2005       180,000   149,000        --              --          --          --        14,647
   President - Mercer ....   2004       180,000   144,000        --              --          --          --        13,968
   Forge .................   2003       180,000        --        --              --          --          --        12,668

John H. Andrews ..........   2005       214,004   252,791        --              --          --          --        26,694
   Corporate Vice ........   2004(1)    193,336    60,000        --              --          --          --        25,687
   President - ...........   2003(1)    172,501    35,049        --           1,107          --          --        22,758
   Manufacturing

Joseph L. DeRita .........   2005       256,000   313,645        --              --          --          --        18,700
   Division President, ...   2004(1)    243,000    74,100        --              --          --          --        14,281
   Dalton Corporation ....   2003(1)    235,000     1,015        --           3,044          --          --        17,972

----------
(1)  Certain prior year amounts have been reclassified.

(2) The Company provides its executive officers with personal benefits as part of providing a competitive compensation program. These may include such benefits as a company automobile, and personal liability insurance. These benefits are valued based upon the incremental cost to the Company. The incremental cost to the Company of such benefits did not exceed the SEC's disclosure threshold for any named executive officer for any of the three years.

(3) The aggregate unvested restricted stock holdings of ACP common stock at the end of fiscal 2005 for the named executive officers were as follows: Mr. Barrett - 312,500 shares, Mr. LaChey - 238,971 shares, Mr. Ackerman - 0 shares, Mr. Andrews - 36,765 shares, and Mr. DeRita - 101,103 shares. Because there was no public market for the common stock at that date, the fair market value per share of the common stock is not able to be determined by any reference to any published price data. On October 8, 2003, Messrs. Barrett, LaChey, Ackerman, Andrews, and DeRita, respectively, were granted 1,250,000, 955,882, 0, 147,059, and 404,412 shares of ACP common stock. One-fourth of the shares vested on the date of grant, and the balance vest on an annual straight-line basis over the ensuing three years. Dividends, if any, paid on the common stock would be paid on the restricted stock.

(4) All other compensation for fiscal 2005 for Messrs. Barrett, LaChey, Ackerman, Andrews, and DeRita, respectively, includes: (i) matching contributions to the 401(k) plan for each named executive officer of $5,250, $5,250, $5,593, $5,250, and $6,300; (ii) contributions pursuant to the profit sharing plan for each named executive officer of $15,375, $15,375, $0, $15,375, and $0; (iii) an executive life insurance premium for each named executive officer of $2,838, $2,518, $5,026, $2,012, and $7,064;
     and (iv) health insurance reimbursement premiums for each named executive officer of $4,057, $4,057, $4,028, $4,057, and $5,336.

EMPLOYMENT AGREEMENTS

     We have entered into employment agreements with each of the named executive officers, other than Mr. Ackerman. The agreements establish a base salary as well as providing for a severance payment calculation in the event of termination (pursuant to the 2003 Severance and Change of Control Plan described below), health (subject to satisfying insurability requirements), 401(k) and other benefits that the named employees are entitled to receive. Non-competition and non-solicitation agreements have been signed as part of the employment agreements, which will apply during a period of three years for our chief executive officer and two years for the chief financial officer and other members of management of the Company, in each case, after termination.

2003 MANAGEMENT ANNUAL INCENTIVE PLAN

     Under the 2003 Management Annual Incentive Plan, members of management and certain other specified employees will receive annual performance awards if the Company achieves certain Adjusted EBITDA targets set by the board of directors of the Company at the beginning of each fiscal year. The bonus paid will equal
(i) 50% of the target bonus amount for each individual should the Company reach 85% of the Adjusted EBITDA target, (ii) 100% of the target bonus on reaching 100% of the target Adjusted EBITDA, and (iii) 200% of the target bonus on reaching 120% of the target Adjusted EBITDA. For 2005, the $6.5 million settlement in connection with the Mercer litigation was added back to calculate Adjusted EBITDA for purposes of the bonus calculation.

     Target bonuses range up to 30.0% of base salary depending upon job responsibility. In addition, the 2003 Management Annual Incentive Plan was amended to allow management the ability to earn additional cash compensation based on varying levels of debt reduction achieved during the year. Earned bonus is payable within ten business days of the approval of the Company's audited financial statements by the board of directors.

     In addition, a one time aggregate incremental $450,000 emergence bonus was paid upon emergence from Chapter 11 bankruptcy in fiscal 2004 to certain members of management upon the Effective Date.

     For fiscal 2006, the executives and certain other specified employees will be entitled to receive annual performance awards upon achieving certain milestones, including EBITDA targets, debt reduction targets and other certain criteria as determined from time to time by the compensation committee of the board of directors. Target bonus as a percentage of salary for each member of management will be consistent with historical levels. Target levels, timing of payments and other terms and conditions of the annual incentive plan will be determined by the compensation committee.

2003 MANAGEMENT EQUITY INCENTIVE PLAN

     Under the 2003 Management Equity Incentive Plan, which was established on the Effective Date, certain members of management received restricted shares which represented 5% of the common stock of ACP on a fully diluted basis as of the Effective Date. The 4,000,000 restricted shares issued pursuant to the 2003 Management Equity Incentive Plan were 25% vested upon grant and the balance vest on an annual straight-line basis over the ensuing three years subject to acceleration in the event of a Significant Transaction, as defined in the award agreement. The 2003 Management Equity Incentive Plan also provides that a pool of options for an additional 4,000,000 shares of common stock of ACP be reserved for future grants as determined by the compensation committee of the board of directors.

2003 SEVERANCE AND CHANGE OF CONTROL PLAN

     Under the 2003 Severance and Change of Control Plan, the executives with whom we have executed employment agreements, shall be entitled to receive Severance Payments, as defined in the 2003 Severance and Change of Control Plan, health benefits and outplacement services if the Company terminates his or her employment without cause or if he or she terminates his or her employment for Good Reason and a Change of Control Payment, health benefits and outplacement services if a participating executive's employment is terminated or the executive resigns from employment for Good Reason within 180 days of a Change of Control, as such terms are defined in the 2003 Severance and Change of Control Plan.

     The Severance Payment is equal to (1) the severance multiple listed in each executive's employment agreement multiplied by (2) the base salary of such executive. The Change of Control Payment is equal to (1) the change of control multiple listed in each executive's employment agreement multiplied by (2) the base salary of such executive. The severance multiples for Messrs. Barrett, LaChey, Andrews, and DeRita, respectively are 2.70, 2.03, 1.88, and 2.03. The change of control multiples for Messrs. Barrett, LaChey, Andrews, and DeRita, respectively are 3.38, 2.70, 1.88, and 2.03. The plan also requires payments in certain circumstances to executives sufficient to make them whole for any excise tax imposed under Section 4999 of the Internal Revenue Code.

DIRECTOR COMPENSATION

     Subject to certain limitations, each member of the board of directors of ACP who is not an officer of ACP shall be entitled to receive annual compensation for their services as a director of ACP and its subsidiaries, including Neenah, in the amount $40,000 ($80,000 for members of the audit committee), payable in cash quarterly in four equal installments, and are entitled to receive reimbursement for all reasonable out-of-pocket expenses, including, without limitation, travel expenses, incurred by such director in connection with the performance of such director's duties. In addition, each member of the board of directors who is not an officer is paid a fee of $1,000 for in person attendance at annual, regular, special and adjourned meetings of the board of directors or committee meetings of the board of directors. Meeting fees paid to the four outside directors for fiscal 2005 totaled $69,000. On the Effective Date, ACP issued 200,000 shares of ACP common stock, representing 0.25% of ACP's common stock on a fully-diluted basis as of the Effective Date, to each outside director.

     Members of the Special Litigation Committee of the board of directors (Messrs. Cohen and Marshall) were also granted a special one time payment of $20,000 to recognize their work in connection in arriving at a settlement of the Mercer litigation in 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth information known to us with respect to the beneficial ownership of the common stock of ACP, our ultimate parent company, as of December 16, 2005, or as otherwise indicated, by:

     - each person or entity who owns beneficially more than 5% or more of any class of ACP's voting securities;

     -    each of the named executive officers;

     -    each director; and

     -    all directors and executive officers as a group.

                                                                       SHARES BENEFICIALLY OWNED
                                                                       -------------------------
NAME OF BENEFICIAL OWNER (1) (2)                                          NUMBER     PERCENTAGE
--------------------------------                                        ----------   ----------
MacKay Shields LLC (3) .............................................    19,698,751      24.4%
Harbert Distressed Investment Master Fund, Ltd. (4) ................    12,144,764      15.0%
Citicorp Mezzanine III, L.P. (5) ...................................    11,890,846      14.7%
Trust Company of the West (6) ......................................     6,206,107       7.7%
William M. Barrett (7) .............................................     1,250,000       1.5%
Gary W. LaChey (8) .................................................       955,882       1.2%
Joseph L. DeRita (9) ...............................................       404,412         *
John H. Andrews (10) ...............................................       147,059         *
James Ackerman .....................................................             0         *
Andrew B. Cohen (11) ...............................................       200,000         *
Benjamin C. Duster, IV, Esq (11) ...................................       200,000         *
Michael J. Farrell (11) ............................................       200,000         *
Jeffrey G. Marshall (11) ...........................................       200,000         *
All executive officers and directors as a group (12 persons) (12) ..     4,366,176       5.4%

----------
*    Less than 1 %

(1) As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (1) the power to vote, or direct the voting of, such security or (2) investing power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days of December 16, 2005. Except as otherwise noted, the persons and entities listed on this table have sole voting and investment power with respect to all of the shares of common stock owned by them. Calculations are based on a total of 80,800,000 shares of common stock deemed to be outstanding as of December 16, 2005, which includes warrants to purchase common stock. The warrants have a nominal exercise price of $.01 per share

(2) Includes the following number of shares issuable upon exercise of warrants presently exercisable: 9,812,706 warrants held by MacKay Shields LLC; 5,244,764 warrants held by Harbert Distressed Investment Master Fund, Ltd. The following data is the most recent available and is as of October 8, 2003: 90,644 warrants held by Exis Differential Holdings Ltd.; 7,848,293 warrants held by Citicorp Mezzanine III, L.P.; 3,113,554 warrants held by Trust Company of the West and 217,547 warrants held by Metropolitan Life Insurance Company.

(3) The address for MacKay Shields LLC is 9 West 57th Street, 33rd Floor, New York, NY 10019.

(4) The address for Harbert Distressed Investment Master Fund, Ltd. is Third Floor, Bishop's Square, Redmond's Hill, Dublin 2, Ireland.

(5) The number of shares listed above for Citicorp Mezzanine III, L.P. is as of October 8, 2003. Citicorp Mezzanine III, L.P. received 4,096,665 warrants for being a Standby Purchaser and 3,751,628 warrants in exchange for cancellation of the PIK Note. The address for Citicorp Mezzanine III, L.P. is 399 Park Avenue, 14th Floor, New York, NY 10043.

(6) The number of shares listed above for Trust Company of the West is as of October 8, 2003. Includes shares held by TCW Shared Opportunity Fund II, L.P., Shared Opportunity Fund IIB LLC, TCW Shared Opportunity Fund IV, L.P., TCW Shared Opportunity Fund IVB, L.P., AIMCO CDO, Series 2000-A, TCW High Income Partners, Ltd. and TCW High Income Partners II, Ltd. The Trust Company of the West is the ultimate beneficial holder of these shares. The address for Trust Company of the West is 11100 Santa Monica Boulevard, Suite 2000, Los Angeles, CA 90025.

(7) Includes 312,500 unvested shares of restricted stock. These shares shall vest on the next anniversary of the Effective Date (October 8, 2006), if as of such date, Mr. Barrett is still in our employ.

(8) Includes 238,970 unvested shares of restricted stock. These shares shall vest on the next anniversary of the Effective Date (October 8, 2006), if as of such date, Mr. LaChey is still in our employ.

(9) Includes 101,103 unvested shares of restricted stock. These shares shall vest on the next anniversary of the Effective Date (October 8, 2006), if as of such date, Mr. DeRita is still in our employ.

(10) Includes 36,765 unvested shares of restricted stock. These shares shall vest on the next anniversary of the Effective Date (October 8, 2006), if as of such date, Mr. Andrews is still in our employ.

(11) Pursuant to the Plan of Reorganization, Messrs. Cohen, Duster, Farrell and Marshall each received 200,000 shares of common stock as of the Effective Date.

(12) Excludes 433,824 shares beneficially owned by other managerial employees. Collectively, our management and directors own an aggregate of 4,800,000 shares of common stock.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth, as of September 30, 2005, the number of securities outstanding under the 2003 Management Equity Incentive Plan, the weighted-average exercise price of such securities and the number of securities available for grant under this plan:

                                  NUMBER OF                                NUMBER OF SECURITIES
                               SECURITIES TO BE                          REMAINING AVAILABLE FOR
                                 ISSUED UPON                              FUTURE ISSUANCE UNDER
                                 EXERCISE OF        WEIGHTED-AVERAGE       EQUITY COMPENSATION
                                 OUTSTANDING        EXERCISE PRICE OF        PLANS (EXCLUDING
                              OPTIONS, WARRANTS   OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
PLAN CATEGORY                     AND RIGHTS       WARRANTS AND RIGHTS      THE FIRST COLUMN)
-------------                 -----------------   --------------------   -----------------------
Equity compensation plans
   approved by security
   holders (1)                        --                   --                   4,000,000

Equity compensation plans
   not approved by security
   holders                            --                   --                          --
                                     ---                  ---                   ---------
 Total                                --                   --                   4,000,000

----------
(1) The 2003 Management Equity Incentive Plan was adopted in connection with the Plan of Reorganization.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH ACP

     ACP is the parent company of NFC, and thus ACP indirectly owns 100% of the Common Stock of the Company. William M. Barrett, who serves as the President and Chief Executive Officer of the Company, currently serves as President and Chief Executive Officer of ACP.

RELATIONSHIP WITH THE STANDBY PURCHASERS

     As a result of the standby purchase agreements that we entered into with the Standby Purchasers, we gave certain of the Standby Purchasers the right to designate members to the ACP board of directors. These rights are set forth in the Stockholders Agreement, which is described in Item 10 of this report and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     We paid the following fees to Ernst & Young LLP in 2005 and 2004:

     Audit Fees. Fees for audit services totaled $410,900 and $513,700 for the years ended September 30, 2005 and 2004, respectively, which included fees associated with the annual audit, filings under the Securities Act of 1933, as amended, and other services performed related to regulatory filings.

     Audit-Related Fees. Fees for audit-related services totaled $116,500 and $21,600 for the years ended September 30, 2005 and 2004, respectively, for accounting consultations.

     Tax Fees. Fees for tax services totaled $509,300 and $482,000 for the years ended September 30, 2005 and 2004, respectively, and consisted primarily of tax consulting services.

     All Other Fees. There were no other fees incurred by the Company during the years ended September 30, 2005 and 2004.

     The Company's Audit Committee appoints the independent registered public accounting firm and pre-approves the services in regularly scheduled audit committee meetings. The Audit Committee has considered whether the fees of Ernst & Young LLP for non-audit services is compatible with maintaining Ernst & Young LLP's independence.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                                                                                         Page
                                                                                         ----
(a)  (1)  Consolidated Financial Statements of Neenah Foundry Company

             Report of Independent Registered Public Accounting Firm                      38

             Consolidated Balance Sheets                                                  39

             Consolidated Statements of  Operations                                       41

             Consolidated Statements of Changes in Stockholder's Equity (Deficit)         42

             Consolidated Statements of Cash Flows                                        43

             Notes to Consolidated Financial Statements                                   44

     (2)  Financial Statement Schedules

             Report of Independent Registered Public Accounting Firm                      75

             Schedule II - Valuation and Qualifying Accounts of Neenah Foundry Company    76

Schedules I, III, IV, and V are omitted since they are not applicable or not required under the rules of Regulation S-X.

     (3)  Exhibits

          See (b) below

(b)  Exhibits

     See the Exhibit Index following the signature page of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following its exhibit number.


(c)  Financial Statements Excluded From Annual Report to Shareholders

     Not Applicable

             Report of Independent Registered Public Accounting Firm

The Board of Directors
Neenah Foundry Company

We have audited the accompanying consolidated balance sheets of Neenah Foundry Company and Subsidiaries (the Company) as of September 30, 2005 and 2004 (Reorganized Company), and the related consolidated statements of operations, changes in stockholder's equity (deficit) and cash flows for the year ended September 30, 2005 and the period from October 1, 2003 to September 30, 2004 (Reorganized Company) and the year ended September 30, 2003 (Predecessor Company) and the portion of October 1, 2003 related to the Predecessor Company's reorganization gain. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Reorganized Company at September 30, 2005 and 2004, and the consolidated results of operations and cash flows for the year ended September 30, 2005 and the period from October 1, 2003 to September 30, 2004 (Reorganized Company) and the year ended September 30, 2003 (Predecessor Company) and the portion of October 1, 2003 related to the Predecessor Company's reorganization gain, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, effective October 8, 2003, the Company was reorganized under a plan of reorganization confirmed by the United States Bankruptcy Court, District of Delaware. The financial statements of the Reorganized Company reflect the impact of adjustments to reflect the fair value of assets and liabilities under fresh start accounting, which was applied effective October 1, 2003. As a result, the financial statements of the Reorganized Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects.


/s/ Ernst & Young LLP
Milwaukee, Wisconsin
November 4, 2005

                             Neenah Foundry Company

                           Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Data)

                                                                REORGANIZED
                                                                SEPTEMBER 30
                                                            -------------------
                                                              2005       2004
                                                            --------   --------
ASSETS
Current assets:
   Cash                                                     $  3,484   $     --
   Accounts receivable, less allowance for doubtful
      accounts of $2,093 in 2005 and $1,142 in 2004           85,795     81,320
   Inventories                                                59,123     61,119
   Deferred income taxes                                       3,304         --
   Other current assets                                        6,897      6,978
   Current assets of discontinued operations                      --        200
                                                            --------   --------
Total current assets                                         158,603    149,617
Property, plant and equipment:
   Land                                                        6,708      6,287
   Buildings and improvements                                 16,917     15,668
   Machinery and equipment                                    74,026     63,542
   Patterns                                                   12,753     11,026
   Construction in progress                                    2,994      1,551
                                                            --------   --------
                                                             113,398     98,074
   Less accumulated depreciation                              22,148     10,798
                                                            --------   --------
                                                              91,250     87,276
Deferred financing costs, net of accumulated amortization
   of $1,012 in 2005 and $487 in 2004                          2,192      2,566
Identifiable intangible assets, net of accumulated
   amortization of $14,245 in 2005 and $7,121 in 2004         69,192     76,316
Goodwill                                                      86,699     86,699
Other assets                                                   4,619      4,966
                                                            --------   --------
                                                             162,702    170,547
                                                            --------   --------
                                                            $412,555   $407,440
                                                            ========   ========

                            Neenah Foundry Company

                           Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Data)

                                                              REORGANIZED
                                                              SEPTEMBER 30
                                                          -------------------
                                                            2005       2004
                                                          --------   --------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                       $ 30,305   $ 29,150
   Income taxes payable                                      5,562      2,831
   Accrued wages and employee benefits                      16,586     12,881
   Accrued interest                                          7,134      7,140
   Other accrued liabilities                                 2,411      2,122
   Deferred income taxes                                        --      1,360
   Current portion of long-term debt                        33,668     44,215
                                                          --------   --------
Total current liabilities                                   95,666     99,699

Long-term debt                                             238,086    239,586
Deferred income taxes                                       23,759     28,636
Postretirement benefit obligations                          10,404     10,575
Other liabilities                                           27,287     20,160
                                                          --------   --------
Total liabilities                                          395,202    398,656

Commitments and contingencies

Stockholder's equity:
   Common stock, par value $100 per share; 1,000 shares
      authorized, issued and outstanding                       100        100
   Capital in excess of par value                            5,429      5,429
   Retained earnings                                        18,350      3,255
   Accumulated other comprehensive loss                     (6,526)        --
                                                          --------   --------
Total stockholder's equity                                  17,353      8,784
                                                          --------   --------
                                                          $412,555   $407,440
                                                          ========   ========

See accompanying notes.

                             Neenah Foundry Company

                      Consolidated Statements of Operations
                                 (In Thousands)

                                                    REORGANIZED              PREDECESSOR
                                                    YEARS ENDED       ------------------------
                                                    SEPTEMBER 30                   YEAR ENDED
                                                -------------------   OCTOBER 1   SEPTEMBER 30
                                                  2005       2004        2003         2003
                                                --------   --------   ---------   ------------
Net sales                                       $541,772   $450,942    $    --      $375,063
Cost of sales                                    440,818    375,124         --       321,834
                                                --------   --------    -------      --------
Gross profit                                     100,954     75,818         --        53,229

Selling, general and administrative expenses      34,467     27,374         --        26,132
Litigation settlement                              6,500         --         --            --
Amortization expense                               7,124      7,121         --         3,819
Loss on disposal of property, plant and
   equipment                                         953        465         --           195
                                                --------   --------    -------      --------
Operating income                                  51,910     40,858         --        23,083

Other income (expense):
   Interest expense                              (33,419)   (33,392)        --       (47,445)
   Interest income                                    13         29         --           825
   Reorganization gain (expense)                      --         --     43,943        (7,874)
                                                --------   --------    -------      --------
Income (loss) from continuing operations
   before income taxes                            18,504      7,495     43,943       (31,411)
Provision (credit) for income taxes                3,409      3,881         --        (8,541)
                                                --------   --------    -------      --------
Income (loss) from continuing operations          15,095      3,614     43,943       (22,870)

Discontinued operations:
   Loss from discontinued operations, net of
      income tax benefit of $(240) in 2004
      and $(590) in 2003                              --       (359)        --        (1,095)
   Loss on sale of discontinued operations,
      net of income benefit of $(860)                 --         --         --        (1,596)
                                                --------   --------    -------      --------
Net income (loss)                               $ 15,095   $  3,255    $43,943      $(25,561)
                                                ========   ========    =======      ========

See accompanying notes.

                             Neenah Foundry Company

      Consolidated Statements of Changes in Stockholder's Equity (Deficit)
                                 (In Thousands)

                                                                                      ACCUMULATED
                                                                        RETAINED         OTHER
                                                          CAPITAL       EARNINGS     COMPREHENSIVE
                                             COMMON    IN EXCESS OF   (ACCUMULATED       (LOSS)
                                              STOCK      PAR VALUE      DEFICIT)         INCOME        TOTAL
                                            --------   ------------   ------------   -------------   --------
           PREDECESSOR COMPANY
Balance at September 30, 2002                 $100       $ 51,317       $(55,563)       $(8,000)     $(12,146)
   Components of comprehensive loss:
      Net loss                                  --             --        (25,561)            --       (25,561)
      Pension liability adjustment,
         net of tax effect of $952              --             --             --         (1,309)       (1,309)
                                                                                                     --------
   Total comprehensive loss                                                                           (26,870)
                                              ----       --------       --------        -------      --------
Balance at September 30, 2003                  100         51,317        (81,124)        (9,309)      (39,016)
   Effect of fresh start accounting under
      plan of reorganization                    --        (45,888)        81,124          9,309        44,545
                                              ----       --------       --------        -------      --------
           REORGANIZED COMPANY
Balance at October 1, 2003                     100          5,429             --             --         5,529
   Net income                                   --             --          3,255             --         3,255
                                              ----       --------       --------        -------      --------
Balance at September 30, 2004                  100          5,429          3,255             --         8,784
   Components of comprehensive income:
      Net income                                --             --         15,095             --        15,095
      Pension liability adjustment,
         net of tax effect of $4,350            --             --             --         (6,526)       (6,526)
                                                                                                     --------
Total comprehensive income                                                                              8,569
                                              ----       --------       --------        -------      --------
Balance at September 30, 2005                 $100       $  5,429       $ 18,350        $(6,526)     $ 17,353
                                              ====       ========       ========        =======      ========

See accompanying notes.

                             Neenah Foundry Company

                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                              REORGANIZED              PREDECESSOR
                                                              YEARS ENDED       ------------------------
                                                              SEPTEMBER 30                   YEAR ENDED
                                                          -------------------   OCTOBER 1   SEPTEMBER 30
                                                            2005       2004        2003         2003
                                                          --------   --------   ---------   ------------
OPERATING ACTIVITIES
Net income (loss)                                         $ 15,095   $  3,255   $ 43,943      $(25,561)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
   Noncash reorganization expense (gain)                        --         --    (68,299)        1,464
   Provision for obsolete inventories                          356        456         --           424
   Provision for bad debts                                   2,153      1,043         --         1,760
   Lower of cost or market inventory adjustment                 --         --         --         1,228
   Depreciation                                             11,740     10,871         --        22,530
   Amortization of identifiable intangible assets            7,124      7,121         --         3,819
   Amortization of deferred financing costs and
      premium/discount on notes                              2,110      2,070         --         2,242
   Loss on sale of discontinued operations                      --         --         --         2,456
   Loss on disposal of property, plant and equipment           953        465         --           195
   Deferred income taxes                                    (5,191)     3,620         --       (10,337)
   Changes in operating assets and liabilities:
      Accounts receivable                                   (6,628)   (26,847)        --          (794)
      Inventories                                            1,640     (2,013)        --        (6,995)
      Other current assets                                     281     (1,254)        --        (3,047)
      Accounts payable                                       1,155     (2,619)        --         3,184
      Accrued liabilities                                    6,719      7,749         --        29,978
      Postretirement benefit obligations                      (171)       256         --           575
      Other liabilities                                     (3,749)    (1,428)        --          (119)
                                                          --------   --------   --------      --------
Net cash provided by (used in) operating activities         33,587      2,745    (24,356)       23,002

INVESTING ACTIVITIES
Proceeds from disposition of business, net of fees              --         --         --           648
Purchase of property, plant and equipment                  (17,572)   (12,713)        --       (11,900)
Proceeds from sale of property, plant and equipment            905         55         --            40
Other                                                          347        475         --          (105)
                                                          --------   --------   --------      --------
Net cash used in investing activities                      (16,320)   (12,183)        --       (11,317)

FINANCING ACTIVITIES
Proceeds from long-term debt                                    84     14,450         --           815
Payments on long-term debt                                 (13,716)    (5,012)        --       (13,017)
Debt issuance costs                                           (151)        --         --        (1,291)
                                                          --------   --------   --------      --------
Net cash provided by (used in) financing activities        (13,783)     9,438         --       (13,493)
                                                          --------   --------   --------      --------
Increase (decrease) in cash and cash equivalents             3,484         --    (24,356)       (1,808)
Cash and cash equivalents at beginning of year                  --         --     24,356        26,164
                                                          --------   --------   --------      --------
Cash and cash equivalents at end of year                  $  3,484   $     --   $     --      $ 24,356
                                                          ========   ========   ========      ========
Supplemental disclosures of cash flows information:
   Interest paid                                          $ 31,315   $ 24,182   $     --      $ 34,995
   Income taxes paid (refunded)                              5,622        568         --       (18,032)

See accompanying notes.

                             Neenah Foundry Company

                                 (In Thousands)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Neenah Foundry Company (Neenah), together with its subsidiaries (collectively, the Company), manufactures gray and ductile iron castings and forged components for sale to industrial and municipal customers. Industrial castings are custom-engineered and are produced for customers in several industries, including the medium and heavy-duty truck components, farm equipment, heating, ventilation and air-conditioning industries. Municipal castings include manhole covers and frames, storm sewer frames and grates, tree grates and specialty castings for a variety of applications and are sold principally to state and local government entities, utilities and contractors. The Company's sales generally are unsecured.

Neenah is a wholly owned subsidiary of NFC Castings, Inc., which is a wholly owned subsidiary of ACP Holding Company. Neenah has the following subsidiaries, all of which are wholly owned: Deeter Foundry, Inc. (Deeter); Mercer Forge Corporation and subsidiaries (Mercer); Dalton Corporation and subsidiaries (Dalton); Advanced Cast Products, Inc. and subsidiaries (Advanced Cast Products); Gregg Industries, Inc. (Gregg); Neenah Transport, Inc. (Transport) and Cast Alloys, Inc. (Cast Alloys), which is inactive. Deeter manufactures gray iron castings for the municipal market and special application construction castings. Mercer manufactures forged components for use in transportation, railroad, mining and heavy industrial applications and microalloy forgings for use by original equipment manufacturers and industrial end users. Dalton manufactures gray iron castings for refrigeration systems, air conditioners, heavy equipment, engines, gear boxes, stationary transmissions, heavy-duty truck transmissions and other automotive parts. Advanced Cast Products manufactures ductile and malleable iron castings for use in various industrial segments, including heavy truck, construction equipment, railroad, mining and automotive. Gregg manufactures gray and ductile iron castings for industrial and commercial use. Transport is a common and contract carrier licensed to operate in the continental United States. The majority of Transport's revenues are derived from transport services provided to the Company.

On August 5, 2003, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, District of Delaware (the Bankruptcy Court). On September 26, 2003, the Bankruptcy Court confirmed the Company's Plan of Reorganization, and on October 8, 2003, the Company consummated the Plan of Reorganization and emerged from its Chapter 11 reorganization proceedings with a significantly restructured balance sheet. The accompanying consolidated financial statements for

                             Neenah Foundry Company

                                 (In Thousands)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

the year ended September 30, 2003, and the portion of October 1, 2003 related to the reorganization gain have been prepared in accordance with American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7).

The Company implemented the fresh start accounting provisions (fresh start) of SOP 90-7 as of October 1, 2003. Under fresh start, the fair value of the reorganized Company was allocated among its assets and liabilities, and its accumulated deficit as of October 1, 2003 was eliminated. The implementation of fresh start resulted in a substantial reduction in the carrying value of the Company's long-lived assets, including property, plant and equipment and intangible assets, and long-term liabilities. As a result, the Predecessor financial statements are not comparable to the financial statements of the reorganized company.

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
                                                 =========

                             Neenah Foundry Company

                                 (In Thousands)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INVENTORIES

Inventories at September 30, 2005 and 2004 are stated at the lower of cost or market. The cost of inventories for Neenah and Dalton is determined on the last-in, first-out (LIFO) method for substantially all inventories except supplies, for which cost is determined on the first-in, first-out (FIFO) method. The cost of inventories for Deeter, Mercer, Advanced Cast Products and Gregg is determined on the FIFO method. LIFO inventories comprise 42% and 47% of total inventories at September 30, 2005 and 2004, respectively. If the FIFO method of inventory valuation had been used by all companies, inventories would have been approximately $6,901 and $4,938 higher than reported at September 30, 2005 and 2004, respectively. Additionally, cost of sales in the accompanying consolidated statement of operations would have been approximately $1,039 higher for the year ended September 30, 2005 had the Company not experienced a decrement in inventory quantities that are valued on the LIFO method.

                             Neenah Foundry Company

                                 (In Thousands)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment acquired prior to September 30, 2003 are stated at fair value, as required by fresh start accounting. Additions to property, plant and equipment subsequent to October 1, 2003 are stated at cost. Depreciation for financial reporting purposes is provided over the estimated useful lives (3 to 40 years) of the respective assets using the straight-line method.

DEFERRED FINANCING COSTS

Costs incurred to obtain long-term financing are amortized using the effective interest method over the term of the related debt.

IDENTIFIABLE INTANGIBLE ASSETS

Identifiable intangible assets are amortized on a straight-line basis over the estimated useful lives of 10 to 40 years.

GOODWILL

Goodwill is tested for impairment annually during the fourth fiscal quarter or more frequently if an event indicates that the goodwill might be impaired in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Based on such tests, there was no impairment of goodwill recorded in fiscal 2005 or 2004.

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

                             Neenah Foundry Company

                                 (In Thousands)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenues are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred and ownership has transferred to customer; the price to the customer is fixed and determinable; and collectibility is reasonably assured. The Company meets these criteria for revenue recognition upon shipment of product, which corresponds with transfer of title.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of sales.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs for continuing operations were $470, $525 and $445 for the years ended September 30, 2005, 2004 and 2003, respectively.

INCOME TAXES

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities and are measured using currently enacted tax rates and laws.

FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, including cash, accounts receivable and accounts payable approximate fair value. The fair value of the Company's long-term debt is approximately $285,838 at September 30, 2005. The fair value of the Senior Subordinated and Senior Secured Notes with a face value of $233,130 is based on quoted market prices.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

                             Neenah Foundry Company

                                 (In Thousands)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Under the amended compliance dates adopted by the Securities and Exchange Commission, SFAS No. 123(R) must be adopted by the Company no later than October 1, 2005, the beginning of the Company's next fiscal year. The adoption of SFAS No. 123(R) will not have a material impact on the Company's results of operations or financial position as the Company has no stock-based compensation plans.

3. DISCONTINUED OPERATIONS

On December 27, 2002, the Company sold substantially all of the assets of Belcher Corporation (Belcher) foundry (a wholly-owned subsidiary of Advanced Cast Products) for cash of $648 (net of fees and escrow deposits), a $1,500 note receivable and $1,000 of preferred stock of the buyer. The disposition of Belcher resulted in a loss of $1,596, net of taxes of $860. Included in the loss on disposal is a curtailment loss on Belcher's defined-benefit pension plan of $367, net of taxes of $198, which was retained by the Company. The results of operations of Belcher have been reported as discontinued operations in the consolidated statements of operations for all periods presented.

                             Neenah Foundry Company

                                 (In Thousands)

3. DISCONTINUED OPERATIONS (CONTINUED)

Revenues for Belcher, which were previously included in the Castings segment, for the year ended September 30, 2003 were $3,186. Interest allocated to Belcher of $139 for the year ended September 30, 2003 was based on the purchase price of Belcher in relation to the purchase price of all other acquisitions funded by additional Company borrowings.

4. INVENTORIES

Inventories consist of the following as of September 30:

                                       2005      2004
                                     -------   -------
Raw materials                        $ 6,905   $ 5,218
Work in process and finished goods    37,088    41,566
Supplies                              15,130    14,335
                                     -------   -------
                                     $59,123   $61,119
                                     =======   =======

5. INTANGIBLE ASSETS

Identifiable intangible assets consist of the following as of September 30:

                                           2005                      2004
                                 -----------------------   -----------------------
                                   GROSS                     GROSS
                                 CARRYING    ACCUMULATED   CARRYING    ACCUMULATED
                                  AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                 --------   ------------   --------   ------------
Amortizable intangible assets:
   Customer lists                 $67,000      $13,401      $67,000      $6,700
   Tradenames                      16,282          823       16,282         411
   Other                              155           21          155          10
                                  -------      -------      -------      ------
                                  $83,437      $14,245      $83,437      $7,121
                                  =======      =======      =======      ======

The Company does not have any intangible assets deemed to have indefinite lives. The Company expects to recognize amortization expense of $7,124 in each of the five fiscal years subsequent to September 30, 2005.

                             Neenah Foundry Company

                                 (In Thousands)

6. LONG-TERM DEBT

Long-term debt consists of the following as of September 30:

                                                                  2005       2004
                                                                --------   --------
13% Senior Subordinated Notes                                   $100,000   $100,000
11% Senior Secured Notes, less unamortized discount of $7,921
   and $9,506                                                    124,607    123,022
Term Loan Facilities                                              16,564     19,719
Revolving Credit Facility                                         30,502     39,477
Other                                                                 81      1,583
                                                                --------   --------
                                                                 271,754    283,801
Less current portion                                              33,668     44,215
                                                                --------   --------
                                                                $238,086   $239,586
                                                                ========   ========

The Company's Credit Facility provides for a revolving credit line of up to $92,085 (with a $5,000 sublimit available for letters of credit and a term loan in the aggregate original principal amount of $22,085 which requires annual principal payments of $3,155 through fiscal 2008, with the remainder due in fiscal 2009). The Credit Facility matures on October 8, 2009. The Credit Facility contains various financial and nonfinancial covenants and is secured by substantially all of the Company's tangible and intangible assets. The interest rate on the Credit Facility is based on LIBOR (4% at September 30, 2005) or prime plus an applicable margin, based upon the Company meeting certain financial statistics. The weighted-average interest rate on the revolving credit line outstanding borrowings at September 30, 2005 is 5.85%. Substantially all of Neenah's wholly owned subsidiaries are co-borrowers with Neenah under the Credit Facility and are jointly and severally liable with Neenah for all obligations under the Credit Facility, subject to customary exceptions for transactions of this type. In addition, NFC Castings, Inc. (NFC), Neenah's immediate parent, and the remaining wholly owned subsidiaries of Neenah jointly and severally guarantee Neenah's obligations under the Credit Facility, subject to customary exceptions for transactions of this type. The borrowers' and guarantors' obligations under the Credit Facility are secured by a first priority perfected security interest, subject to customary restrictions, in substantially all of the tangible and intangible assets of the Company and its subsidiaries. The Senior Secured Notes, and the guarantees in respect thereof, are equal in right of payment to the Credit Facility, and the guarantees in respect thereof. The liens in respect of the Senior Secured Notes are junior to the liens securing the Credit Facility and guarantees thereof. Borrowings under the Revolving Credit Facility have been classified as current liabilities in the accompanying consolidated balance sheets in accordance with the consensus of Emerging Issues Task Force No. 95-22,

                             Neenah Foundry Company

                                 (In Thousands)

"Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

The Senior Secured Notes mature on September 30, 2010 and bear interest at 11%. Interest is payable semiannually on January 1 and July 1. The Senior Secured Notes are secured by substantially all of the Company's tangible and intangible assets; however, they are second in priority to the borrowings under the Credit Facility. The Company's obligations under the Senior Secured Notes are guaranteed on a secured basis by each of its wholly owned subsidiaries.

                             Neenah Foundry Company

                                 (In Thousands)

6. LONG-TERM DEBT (CONTINUED)

The Senior Subordinated Notes are unsecured, mature on September 30, 2013 and bear interest at 13%. Interest of 5% is payable in cash and 8% may be paid-in-kind semiannually on January 1 and July 1. Through July 1, 2005, the Company has paid the interest in cash.

The Senior Secured and the Senior Subordinated Notes contain covenants which restrict the Company from incurring additional indebtedness and restricts dividend payments, stock redemptions and certain other transactions. The Senior Secured and the Senior Subordinated Notes are fully, unconditionally, jointly and severally guaranteed by all subsidiaries.

Scheduled annual principal payments on long-term debt for fiscal years subsequent to September 30, 2005 are:

2006         $ 33,668
2007            3,166
2008            3,167
2009            7,112
2010          124,620
Thereafter    100,021
             --------
             $271,754
             ========

7. COMMITMENTS AND CONTINGENCIES

The Company leases certain plants, warehouse space, machinery and equipment, office equipment and vehicles under operating leases. Rent expense for continuing operations under these operating leases for the years ended September 30, 2005, 2004 and 2003 totaled $2,920, $2,999 and $2,885, respectively.

Minimum rental payments due under operating leases for fiscal years subsequent to September 30, 2005, are as follows:

2006         $2,015
2007          1,637
2008          1,267
2009            689
2010            538
Thereafter      479
             ------
             $6,625
             ======

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

Approximately 67% of the Company's work force is covered by collective bargaining agreements. The collective bargaining agreement for Advanced Cast Products was scheduled to expire in October 2005 and has been extended through fiscal 2009.

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. On August 5, 2005 the Company settled a legal matter related to the proposed sale of one of its subsidiaries by paying a cash settlement of $6,500.

8. INCOME TAXES

The provision (credit) for income taxes consists of the following:

                REORGANIZED     PREDECESSOR
             ----------------   -----------
                YEARS ENDED SEPTEMBER 30
             ------------------------------
               2005     2004        2003
             -------   ------     --------
Current:
   Federal   $ 7,032   $ (700)    $     --
   State       1,568      721          346
               8,600       21          346
Deferred      (5,191)   3,620      (10,337)
             -------   ------     --------
             $ 3,409   $3,641     $ (9,991)
             =======   ======     ========

The provision (credit) for income taxes is included in the consolidated statements of operations as follows:

                            REORGANIZED     PREDECESSOR
                          ---------------   -----------
                             YEARS ENDED SEPTEMBER 30
                          -----------------------------
                           2005     2004        2003
                          ------   ------     -------
Continuing operations     $3,409   $3,881     $(8,541)
Discontinued operations       --     (240)     (1,450)
                          ------   ------     -------
                          $3,409   $3,641     $(9,991)
                          ======   ======     =======

                             Neenah Foundry Company

                                 (In Thousands)

8. INCOME TAXES (CONTINUED)

The provision (credit) for income taxes differs from the amount computed by applying the federal statutory rate of 35% to income (loss) before income taxes as follows:

                                                        REORGANIZED     PREDECESSOR
                                                     ----------------   -----------
                                                        YEARS ENDED SEPTEMBER 30
                                                     ------------------------------
                                                       2005     2004       2003
                                                     -------   ------    --------
Provision (credit) at statutory rate                 $ 6,476   $2,414    $(12,443)
State income taxes, net of federal taxes                 815      469         225
Reorganization expenses                                   --       --       2,244
Permanent differences due to reorganization             (885)     763          --
Change in tax method of determining LIFO inventory    (2,679)      --          --
Other                                                   (318)      (5)        (17)
                                                     -------   ------    --------
Provision (credit) for income taxes                  $ 3,409   $3,641    $ (9,991)
                                                     =======   ======    ========

                             Neenah Foundry Company

                                 (In Thousands)

8. INCOME TAXES (CONTINUED)

Deferred income tax assets and liabilities consist of the following as of September 30:

                                                       2005       2004
                                                     --------   --------
Deferred income tax liabilities:
   Inventories                                       $   (905)  $ (4,118)
   Property, plant and equipment                      (10,939)   (10,243)
   Identifiable intangible assets                     (27,677)   (30,526)
   Other                                                 (382)      (570)
                                                     --------   --------
                                                      (39,903)   (45,457)
Deferred income tax assets:
   Employee benefit plans                              14,972     12,208
   Accrued vacation                                     2,191      2,148
   Other accrued liabilities                            1,414        587
   State net operating loss carryforwards                 264         --
   Other                                                  871        518
                                                     --------   --------
Total deferred tax assets                              19,712     15,461
Valuation allowance for deferred income tax assets       (264)        --
                                                     ========   ========
                                                       19,448     15,461
                                                     ========   ========
Net deferred income tax liability                    $(20,455)  $(29,996)
                                                     ========   ========
Included in the consolidated balance sheets as:
   Current deferred income tax asset (liability)     $  3,304   $ (1,360)
   Noncurrent deferred income tax liability           (23,759)   (28,636)
                                                     --------   --------
                                                     $(20,455)  $(29,996)
                                                     ========   ========

As of September 30, 2005, the Company has state net operating loss carryforwards of $2,733 which expire through fiscal 2015. A full valuation allowance has been established for all state net operating loss carryforwards due to the uncertainty regarding the realization of the deferred tax benefit through future earnings.

                             Neenah Foundry Company

                                 (In Thousands)

9. EMPLOYEE BENEFIT PLANS

DEFINED-BENEFIT PENSION PLANS AND POSTRETIREMENT BENEFITS

The Company sponsors five defined-benefit pension plans covering the majority of its hourly employees. Retirement benefits under the pension plans are based on years of service and defined-benefit rates. The Company has elected a measurement date of June 30 for all of its pension plans. The Company funds the pension plans based on actuarially determined cost methods allowable under Internal Revenue Service regulations.

The Company also sponsors unfunded defined-benefit postretirement health care plans covering substantially all salaried and hourly employees at Neenah and their dependents. For salaried employees at Neenah, benefits are provided from the date of retirement for the duration of the employee's life, while benefits for hourly employees at Neenah are provided from retirement to age 65. Retirees' contributions to the plans are based on years of service and age at retirement. The Company funds benefits as incurred. The Company has elected a measurement date of June 30 for these plans.

FASB Financial Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act), addresses the impact of the Act enacted in December 2003. The Act provides a prescription drug subsidy benefit for Medicare eligible employees starting in 2006. During fiscal 2005, it was determined that the benefit levels of the Company's defined-benefit postretirement health care plan covering salaried employees met the criteria set forth by the Act to qualify for the subsidy. Effective with the June 30, 2005 measurement date, the effects of the subsidy were used in measuring the plan's benefit obligation and net periodic postretirement benefit cost. The effect of the subsidy was to reduce the net periodic postretirement benefit cost by approximately $56 for the year ended September 30, 2005 and reduce the accumulated postretirement benefit obligation by approximately $415 as of the June 30, 2005 measurement date. The amount of subsidy payments expected to be received is approximately $42 per year in fiscal 2006 and future years.

                             Neenah Foundry Company

                                 (In Thousands)

9. EMPLOYEE BENEFIT PLANS (CONTINUED)

OBLIGATIONS AND FUNDED STATUS

The following table summarizes the funded status of the pension plans and postretirement benefit plans and the amounts recognized in the consolidated balance sheets at September 30, 2005 and 2004:

                                                       PENSION            POSTRETIREMENT
                                                       BENEFITS              BENEFITS
                                                 -------------------   -------------------
                                                   2005       2004       2005       2004
                                                 --------   --------   --------   --------
Change in benefit obligation:
   Benefit obligation, October 1                 $ 62,190   $ 60,049   $  8,914   $ 10,319
      Service cost                                  2,008      1,964        161        215
      Interest cost                                 3,870      3,663        363        393
      Plan amendments                                  --         --         --       (461)
      Actuarial (gains) losses                     12,548     (1,761)    (1,655)    (1,185)
      Benefits paid                                (2,454)    (1,725)      (432)      (367)
                                                 --------   --------   --------   --------
   Benefit obligation, September 30              $ 78,162   $ 62,190   $  7,351   $  8,914
                                                 ========   ========   ========   ========

Change in plan assets:
   Fair value of plan assets, October 1          $ 49,020   $ 43,489   $     --   $     --
      Actual return on plan assets                  3,892      3,845         --         --
      Company contributions                         4,190      3,411        432        367
      Benefits paid                                (2,454)    (1,725)      (432)      (367)
                                                 --------   --------   --------   --------
   Fair value of plan assets, September 30       $ 54,648   $ 49,020   $     --   $     --
                                                 ========   ========   ========   ========

Funded status of the plans:
   Benefit obligation in excess of plan assets   $(23,514)  $(13,170)  $ (7,351)  $ (8,914)
   Unrecognized prior service cost                     --         --       (429)      (461)
   4th quarter contributions                        1,200         --        109        122
   Unrecognized net (gains) losses                 10,789     (1,986)    (2,733)    (1,322)
                                                 --------   --------   --------   --------
                                                 $(11,525)  $(15,156)  $(10,404)  $(10,575)
                                                 ========   ========   ========   ========

Amounts recognized in the consolidated
   balance sheets at September 30:
      Accrued pension or postretirement
         benefit liability                       $(22,401)  $(15,156)  $(10,404)  $(10,575)
      Deferred income tax asset                     4,350         --         --         --
      Accumulated other comprehensive loss          6,526         --         --         --
                                                 --------   --------   --------   --------
                                                 $(11,525)  $(15,156)  $(10,404)  $(10,575)
                                                 ========   ========   ========   ========

The accumulated benefit obligation for the Company's defined benefit pension plans was $78,162 and $62,190 at September 30, 2005 and 2004, respectively.

                             Neenah Foundry Company

                                 (In Thousands)

9. EMPLOYEE BENEFIT PLANS (CONTINUED)

BENEFIT COSTS

Components of net periodic benefit cost for the years ended September 30 are as follows:

                                 PENSION BENEFITS        POSTRETIREMENT BENEFITS
                           ---------------------------   -----------------------
                             2005      2004      2003      2005   2004    2003
                           -------   -------   -------    -----   ----   ------
Service cost               $ 2,008   $ 1,964   $ 1,798    $ 161   $286   $  319
Interest cost                3,870     3,663     3,433      363    523      592
Expected return on
   plan assets              (4,157)   (3,630)   (3,265)      --     --       --
Amortization of prior
   service cost                 --        --       146      (32)   (32)      45
Recognized net
   actuarial (gain) loss         2        20       515     (244)   (33)      47
                           -------   -------   -------    -----   ----   ------
Net periodic benefit
   cost                    $ 1,723   $ 2,017   $ 2,627    $ 248   $744   $1,003
                           =======   =======   =======    =====   ====   ======

The net periodic benefit costs are included in continuing operations in the consolidated statements of operations for all periods, except for the year ended September 30, 2003, of which $195 is recorded as discontinued operations.

ASSUMPTIONS

Weighted-average assumptions used to determine benefit obligations as of September 30 are as follows:

                PENSION BENEFITS   POSTRETIREMENT BENEFITS
                ----------------   -----------------------
                   2005   2004           2005   2004
                   ----   ----           ----   ----
Discount rate      5.25%  6.25%          5.25%  6.25%

                             Neenah Foundry Company

                                 (In Thousands)

9. EMPLOYEE BENEFIT PLANS (CONTINUED)

Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30 are as follows:

                                         PENSION BENEFITS                 POSTRETIREMENT BENEFITS
                          ---------------------------------------------   -----------------------
                               2005            2004            2003          2005   2004   2003
                          -------------   -------------   -------------      ----   ----   ----
Discount rate                      6.25%           6.25%  6.25% to 7.25%     6.25%  6.25%  6.25%
Expected long-term rate
   of return on plan
   assets                 7.50% TO 8.50%  7.50% to 8.50%  7.50% to 8.50%       --     --     --

For measurement purposes, the healthcare cost trend rate was assumed to be 8% decreasing gradually to 5.0% in 2010 and then remaining at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A one percentage point change in the healthcare cost trend rate would have the following effect:

                                                    1% Increase   1% Decrease
                                                    -----------   -----------
Effect on total of service cost and interest cost      $  114       $   (87)
Effect on postretirement benefit obligation             1,454        (1,122)

PENSION PLAN ASSETS

The following table summarizes the weighted-average asset allocations of the pension plans at September 30:

                       2005   2004
                       ----   ----
Asset category:
   Equity securities    47%    47%
   Debt securities      34     37
   Real estate           3      3
   Other                16     13
                       ---    ---
                       100%   100%
                       ===    ===

                             Neenah Foundry Company

                                 (In Thousands)

9. EMPLOYEE BENEFIT PLANS (CONTINUED)

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

BENEFIT PAYMENTS AND CONTRIBUTIONS

The following benefit payments, which reflect expected future service, as appropriate, and are net of expected Medicare subsidy receipts, are expected to be paid for fiscal years subsequent to September 30, 2005:

2006          $ 2,613
2007            2,758
2008            2,907
2009            3,259
2010            3,471
2011 - 2015    22,017
              -------
              $37,025
              =======

The Company expects to contribute $5,071 to its pension plans during fiscal
2006.

                             Neenah Foundry Company

                                 (In Thousands)

9. EMPLOYEE BENEFIT PLANS (CONTINUED)

DEFINED-CONTRIBUTION RETIREMENT PLANS

The Company sponsors various defined-contribution retirement plans (the Plans) covering substantially all salaried and certain hourly employees. The Plans allow participants to make 401(k) contributions in amounts ranging from 1% to 15% of their compensation. The Company matches between 35% and 50% of the participants' contributions up to a maximum of 6% of the employee's compensation, as defined. The Company may make additional voluntary contributions to the Plans as determined annually by the Board of Directors. Total Company contributions for continuing operations amounted to $1,861, $1,195 and $1,694 for the years ended September 30, 2005, 2004 and 2003, respectively.

OTHER EMPLOYEE BENEFITS

The Company provides unfunded supplemental retirement benefits to certain active and retired employees at Dalton. At September 30, 2005, the present value of the current and long-term portion of these supplemental retirement obligations totaled $232 and $2,347, respectively. At September 30, 2004, the present value of the current and long-term portion of these supplemental retirement obligations totaled $215 and $2,656, respectively.

Certain of Dalton's hourly employees are covered by a multi-employer, defined-benefit pension plan pursuant to a collective bargaining agreement. The Company's expense for the years ended September 30, 2005, 2004 and 2003, was $337, $361 and $417, respectively.

Substantially all of Mercer's union employees are covered by a multiemployer, defined-benefit pension plan pursuant to a collective bargaining agreement. The Company's expense for the years ended September 30, 2005, 2004 and 2003, was $290, $141 and $102, respectively.

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

                                                REORGANIZED       PREDECESSOR
                                            -------------------   -----------
                                                 YEARS ENDED SEPTEMBER 30
                                            ---------------------------------
                                              2005       2004         2003
                                            --------   --------   -----------
Revenues from external customers:
   Castings                                 $491,159   $414,575    $ 349,410
   Forgings                                   44,348     29,853       20,861
   Other                                      22,507     22,035       19,185
   Elimination of intersegment revenues      (16,242)   (15,521)     (14,393)
                                            --------   --------    ---------
                                            $541,772   $450,942    $ 375,063
                                            ========   ========    =========

Income (loss) from continuing operations:
   Castings                                 $ 15,095   $  3,614    $ (22,870)
   Forgings                                     (570)    (2,482)      (6,819)
   Other                                         189      1,980         (150)
   Elimination of intersegment loss              381        502        6,969
                                            --------   --------    ---------
                                            $ 15,095   $  3,614    $ (22,870)
                                            ========   ========    =========

Total assets:
   Castings                                 $475,725   $478,820    $ 641,870
   Forgings                                    7,040      8,110       38,454
   Other                                      13,268     12,097       10,971
   Elimination of intersegment assets        (83,478)   (91,587)    (154,461)
                                            --------   --------    ---------
                                            $412,555   $407,440    $ 536,834
                                            ========   ========    =========

                             Neenah Foundry Company

                                 (In Thousands)

10. SEGMENT INFORMATION (CONTINUED)

                                               CASTINGS   FORGINGS    OTHER    TOTAL
                                               --------   --------   ------   -------
Year ended September 30, 2005 (Reorganized):
   Interest expense                            $29,543     $3,387    $  489   $33,419
   Interest income                                  13         --        --        13
   Provision for income taxes                    1,642        479     1,288     3,409
   Depreciation and amortization expense        16,979        815     1,070    18,864
   Expenditures for long-lived assets           15,966        948       658    17,572

Year ended September 30, 2004 (Reorganized):
   Interest expense                            $29,392     $3,476    $  524   $33,392
   Interest income                                  29         --        --        29
   Provision (credit) for income taxes           3,648       (385)      618     3,881
   Depreciation and amortization expense        16,254        749       989    17,992
   Expenditures for long-lived assets           11,589        398       726    12,713

Year ended September 30, 2003 (Predecessor):
   Interest expense                            $41,907     $4,803    $  735   $47,445
   Interest income                                 825         --        --       825
   Provision (credit) for income taxes          (8,331)      (622)      412    (8,541)
   Depreciation and amortization expense        22,522      2,277     1,296    26,095
   Expenditures for long-lived assets           11,112        217       571    11,900

GEOGRAPHIC INFORMATION

                                                           LONG-LIVED
                                               NET SALES   ASSETS (1)
                                               ---------   ----------
Year ended September 30, 2005 (Reorganized):
   United States                                $509,104    $ 91,250
   Foreign countries                              32,668          --
                                                --------    --------
                                                $541,772    $ 91,250
                                                ========    ========
Year ended September 30, 2004 (Reorganized):
   United States                                $428,081    $ 87,276
   Foreign countries                              22,861          --
                                                --------    --------
                                                $450,942    $ 87,276
                                                ========    ========
Year ended September 30, 2003 (Predecessor):
   United States                                $364,318    $162,969
   Foreign countries                              10,745          --
                                                --------    --------
                                                $375,063    $162,969
                                                ========    ========

(1)  Represents tangible long-lived assets only.

                             Neenah Foundry Company

                                 (In Thousands)

11. GUARANTOR SUBSIDIARIES

The following tables present condensed consolidating financial information for fiscal 2005 and the period from October 1, 2003 to September 30, 2004 (Reorganized Company) and fiscal 2003 (Predecessor Company) for: (a) Neenah, and
(b) on a combined basis, the guarantors of the Senior Secured Notes and the Senior Subordinated Notes, which include all of the wholly owned subsidiaries of Neenah (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

                             Neenah Foundry Company

                                 (In Thousands)

11. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2005

                                                         SUBSIDIARY
                                               NEENAH    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                              --------   ----------   ------------   ------------
ASSETS
Current assets:
   Cash (overdraft) and cash equivalents      $  4,952    $ (1,468)    $      --       $  3,484
   Accounts receivable, net                     37,085      48,710            --         85,795
   Inventories                                  22,754      36,369            --         59,123
   Deferred income taxes                         4,537      (1,233)           --          3,304
   Other current assets                          3,908       2,989            --          6,897
                                              --------    --------     ---------       --------
Total current assets                            73,236      85,367            --        158,603
Investments in and advances to subsidiaries    114,430          --      (114,430)            --
Property, plant and equipment, net              36,519      54,731            --         91,250
Deferred financing costs, identifiable
   intangible assets and goodwill, net         140,435      17,648            --        158,083
Other assets                                     1,834       2,785            --          4,619
                                              --------    --------     ---------       --------
                                              $366,454    $160,531     $(114,430)      $412,555
                                              ========    ========     =========       ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                           $  8,442    $ 21,863     $      --       $ 30,305
   Net intercompany payable                         --      81,907       (81,907)            --
   Income taxes payable                          5,562          --            --          5,562
   Accrued wages and employee benefits           7,701       8,885            --         16,586
   Accrued interest                              7,134          --            --          7,134
   Other accrued liabilities                       469       1,942            --          2,411
   Current portion of long-term debt            33,658          10            --         33,668
                                              --------    --------     ---------       --------
Total current liabilities                       62,966     114,607       (81,907)        95,666
Long-term debt                                 238,015          71            --        238,086
Deferred income taxes                           20,539       3,220            --         23,759
Postretirement benefit obligations              10,404          --            --         10,404
Other liabilities                               17,177      10,110            --         27,287
Stockholder's equity                            17,353      32,523       (32,523)        17,353
                                              --------    --------     ---------       --------
                                              $366,454    $160,531     $(114,430)      $412,555
                                              ========    ========     =========       ========

                             Neenah Foundry Company

                                 (In Thousands)

11. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2004

                                                         SUBSIDIARY
                                               NEENAH    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                              --------   ----------   ------------   ------------
ASSETS
Current assets:
   Cash (overdraft) and cash equivalents      $  1,683    $ (1,683)    $      --       $     --
   Accounts receivable, net                     39,487      41,833            --         81,320
   Inventories                                  25,481      35,638            --         61,119
   Deferred income taxes                         4,086      (4,086)           --             --
   Other current assets                          3,638       3,540            --          7,178
                                              --------    --------     ---------       --------
Total current assets                            74,375      75,242            --        149,617
Investments in and advances to subsidiaries    111,982          --      (111,982)            --
Property, plant and equipment, net              31,683      55,593            --         87,276
Deferred financing costs, identifiable
   intangible assets and goodwill, net         146,515      19,066            --        165,581
Other assets                                     1,895       3,071            --          4,966
                                              --------    --------     ---------       --------
                                              $366,450    $152,972     $(111,982)      $407,440
                                              ========    ========     =========       ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                           $  8,457    $ 20,693     $      --       $ 29,150
   Net intercompany payable                         --      73,527       (73,527)            --
   Income taxes payable                          2,831          --            --          2,831
   Accrued wages and employee benefits           5,616       7,265            --         12,881
   Accrued interest                              7,140          --            --          7,140
   Other accrued liabilities                       467       1,655            --          2,122
   Deferred income taxes                            --       1,360            --          1,360
   Current portion of long-term debt            42,632       1,583            --         44,215
                                              --------    --------     ---------       --------
Total current liabilities                       67,143     106,083       (73,527)        99,699
Long-term debt                                 239,586          --            --        239,586
Deferred income taxes                           27,747         889            --         28,636
Postretirement benefit obligations              10,575          --            --         10,575
Other liabilities                               12,615       7,545            --         20,160
Stockholder's equity                             8,784      38,455       (38,455)         8,784
                                              --------    --------     ---------       --------
                                              $366,450    $152,972     $(111,982)      $407,440
                                              ========    ========     =========       ========

                             Neenah Foundry Company

                                 (In Thousands)

11. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - REORGANIZED COMPANY YEAR ENDED SEPTEMBER 30, 2005

                                              SUBSIDIARY
                                    NEENAH    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   --------   ----------   ------------   ------------
Net sales                          $241,467    $306,635      $ 6,330)       $541,772
Cost of sales                       177,897     269,251       (6,330)        440,818
                                   --------    --------      -------        --------
Gross profit                         63,570      37,384           --         100,954
Selling, general and
   administrative expenses           24,169      16,798           --          40,967
Amortization expense                  5,705       1,419           --           7,124
Loss on disposal of equipment           367         586           --             953
                                   --------    --------      -------        --------
Operating income                     33,329      18,581           --          51,910
Other income (expense):
   Interest expense                 (17,767)    (15,652)          --         (33,419)
   Interest income                       --          13           --              13
                                   --------    --------      -------        --------
                                    (17,767)    (15,639)          --         (33,406)
                                   --------    --------      -------        --------
Income from operations before
   income taxes and equity in
   losses of subsidiaries            15,562       2,942           --          18,504
Provision (credit) for income
   taxes                             (3,784)      7,193           --           3,409
                                   --------    --------      -------        --------
                                     19,346      (4,251)          --          15,095
Equity in losses of subsidiaries     (4,251)         --        4,251              --
                                   --------    --------      -------        --------
Net income (loss)                  $ 15,095    $ (4,251)     $ 4,251        $ 15,095
                                   ========    ========      =======        ========

                             Neenah Foundry Company

                                 (In Thousands)

11. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - REORGANIZED COMPANY YEAR ENDED SEPTEMBER 30, 2004

                                                SUBSIDIARY
                                      NEENAH    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                     --------   ----------   ------------   ------------
Net sales                            $198,331    $258,266       $(5,655)      $450,942
Cost of sales                         144,649     236,130        (5,655)       375,124
                                     --------    --------       -------       --------
Gross profit                           53,682      22,136            --         75,818
Selling, general and
   administrative expenses             13,249      14,125            --         27,374
Amortization expense                    5,705       1,416            --          7,121
Loss on disposal of equipment             465          --            --            465
                                     --------    --------       -------       --------
Operating income                       34,263       6,595            --         40,858
Other income (expense):
   Interest expense                   (17,295)    (16,097)           --        (33,392)
   Interest income                         21           8            --             29
                                     --------    --------       -------       --------
                                      (17,274)    (16,089)           --        (33,363)
                                     --------    --------       -------       --------
Income (loss) from continuing
   operations before income taxes
   and equity in losses of
   subsidiaries                        16,989      (9,494)           --          7,495
Provision (credit) for income
   taxes                               (1,890)      5,771            --          3,881
                                     --------    --------       -------       --------
                                       18,879     (15,265)           --          3,614
Equity in losses of subsidiaries      (15,624)         --        15,624             --
                                     --------    --------       -------       --------
Income (loss) from continuing
   operations                           3,255     (15,265)       15,624          3,614
Loss from discontinued
   operations, net of income taxes         --        (359)           --           (359)
                                     --------    --------       -------       --------
Net income (loss)                    $  3,255    $(15,624)      $15,624       $  3,255
                                     ========    ========       =======       ========

                             Neenah Foundry Company

                                 (In Thousands)

11. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - PREDECESSOR COMPANY YEAR ENDED SEPTEMBER 30, 2003

                                               SUBSIDIARY
                                     NEENAH    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   ------------   ------------
Net sales                           $160,529    $220,102       $(5,568)      $375,063
Cost of sales                        117,301     210,101        (5,568)       321,834
                                    --------    --------       -------       --------
Gross profit                          43,228      10,001            --         53,229
Selling, general and
   administrative expenses            11,766      14,366            --         26,132
Amortization expense                   1,832       1,987            --          3,819
Loss on disposal of equipment            214         (19)           --            195
                                    --------    --------       -------       --------
Operating income (loss)               29,416      (6,333)           --         23,083
Other income (expense):
   Interest expense                  (25,589)    (21,856)           --        (47,445)
   Interest income                       822           3            --            825
   Reorganization expense             (7,874)         --            --         (7,874)
                                    --------    --------       -------       --------
                                     (32,641)    (21,853)           --        (54,494)
                                    --------    --------       -------       --------
Loss from continuing operations
   before income taxes and equity
   in losses of subsidiaries          (3,225)    (28,186)           --        (31,411)
Provision (credit) for income
   taxes                              (8,846)        305            --         (8,541)
                                    --------    --------       -------       --------
                                       5,621     (28,491)           --        (22,870)
Equity in losses of subsidiaries     (31,182)         --        31,182             --
                                    --------    --------       -------       --------
Loss from continuing operations      (25,561)    (28,491)       31,182        (22,870)
Loss from discontinued
   operations, net of
   income taxes                           --      (1,095)           --         (1,095)
Loss on sale of discontinued
   operations, net of income tax          --      (1,596)           --         (1,596)
                                    ========    ========       =======       ========
Net loss                            $(25,561)   $(31,182)      $31,182       $(25,561)
                                    ========    ========       =======       ========

                             Neenah Foundry Company

                                 (In Thousands)

11. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - REORGANIZED COMPANY YEAR ENDED SEPTEMBER 30, 2005

                                             SUBSIDIARY
                                   NEENAH    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                  --------   ----------   ------------   ------------
OPERATING ACTIVITIES
Net income (loss)                 $ 15,095    $(4,251)       $ 4,251       $ 15,095
Noncash adjustments                  6,637     12,608             --         19,245
Changes in operating assets and
   liabilities                       5,428     (6,181)            --           (753)
                                  --------    -------        -------       --------
Net cash provided by operating
   activities                       27,160      2,176          4,251         33,587
INVESTING ACTIVITIES
Investments in and advances to
   subsidiaries                     (4,129)     8,380         (4,251)            --
Purchase of property, plant and
   equipment                        (7,678)    (9,894)            --        (17,572)
Other                                  197      1,055             --          1,252
                                  --------    -------        -------       --------
Net cash used in investing
   activities                      (11,610)      (459)        (4,251)       (16,320)
FINANCING ACTIVITIES
Proceeds from long-term debt            --         84             --             84
Payments on long-term debt         (12,130)    (1,586)            --        (13,716)
Debt issuance costs                   (151)        --             --           (151)
                                  --------    -------        -------       --------
Net cash used in financing
   activities                      (12,281)    (1,502)            --        (13,783)
                                  --------    -------        -------       --------
Increase in cash and cash
   equivalents                       3,269        215             --          3,484
Cash (overdraft) and cash
   equivalents at beginning of
   year                              1,683     (1,683)            --             --
                                  --------    -------        -------       --------
Cash (overdraft) and cash
   equivalents at end of year     $  4,952    $(1,468)       $    --       $  3,484
                                  ========    =======        =======       ========

                             Neenah Foundry Company

                                 (In Thousands)

11. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - REORGANIZED COMPANY YEAR ENDED SEPTEMBER 30, 2004

                                             SUBSIDIARY
                                   NEENAH    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                  --------   ----------   ------------   ------------
OPERATING ACTIVITIES
Net income (loss)                 $  3,255    $(15,624)     $ 15,624       $  3,255
Noncash adjustments                  8,792      16,854            --         25,646
Changes in operating assets and
   liabilities                     (11,999)    (14,157)           --        (16,156)
                                  --------    --------      --------       --------
Net cash provided by (used in)
   operating activities                 48     (12,927)       15,624          2,745

INVESTING ACTIVITIES
Investments in and advances to
   subsidiaries                     (6,749)     22,373       (15,624)            --
Purchase of property, plant and
   equipment                        (3,897)     (8,816)           --        (12,713)
Other                                  121         409            --            530
                                  --------    --------      --------       --------
Net cash provided by (used in)
   investing activities            (10,525)     13,966       (15,624)       (12,183)

FINANCING ACTIVITIES
Proceeds from long-term debt        14,450          --            --         14,450
Payments on long-term debt          (2,366)     (2,646)           --         (5,012)
                                  --------    --------      --------       --------
Net cash provided by (used in)
   financing activities             12,084      (2,646)           --          9,438
                                  --------    --------      --------       --------
Increase (decrease) in cash and
   cash equivalents                  1,607      (1,607)           --             --
Cash (overdraft) and cash
   equivalents at beginning of
   year                                 76         (76)           --             --
                                  --------    --------      --------       --------
Cash (overdraft) and cash
   equivalents at end of year     $  1,683    $ (1,683)     $     --       $     --
                                  ========    ========      ========       ========

                             Neenah Foundry Company

                                 (In Thousands)

11. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - PREDECESSOR
YEAR ENDED SEPTEMBER 30, 2003

                                             SUBSIDIARY
                                   NEENAH    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                  --------   ----------   ------------   ------------
OPERATING ACTIVITIES
Net loss                          $(25,561)   $(31,182)     $ 31,182       $(25,561)
Noncash adjustments                  2,711      23,070            --         25,781
Changes in operating assets and
   liabilities                      32,264      (9,482)           --         22,782
                                  --------    --------      --------       --------
Net cash provided by (used in)
   operating activities              9,414     (17,594)       31,182         23,002

INVESTING ACTIVITIES
Investments in and advances to
   subsidiaries                      1,086      30,096       (31,182)            --
Purchase of property, plant and
   equipment                        (4,930)     (6,970)           --        (11,900)
Other                                   89         494            --            583
                                  --------    --------      --------       --------
Net cash provided by (used in)
   investing activities             (3,755)     23,620       (31,182)       (11,317)

FINANCING ACTIVITIES
Proceeds from long-term debt           815          --            --            815
Payments on long-term debt         (10,041)     (2,976)           --        (13,017)
Debt issuance costs                 (1,291)         --            --         (1,291)
                                  --------    --------      --------       --------
Net cash used in financing
   activities                      (10,517)     (2,976)           --        (13,493)
                                  --------    --------      --------       --------
Increase (decrease) in cash and
   cash equivalents                 (4,858)      3,050            --         (1,808)
Cash (overdraft) and cash
   equivalents at beginning of
   year                             29,290      (3,126)           --         26,164
                                  --------    --------      --------       --------
Cash (overdraft) and cash
   equivalents at end of year     $ 24,432    $    (76)     $     --       $ 24,356
                                  ========    ========      ========       ========

                             Neenah Foundry Company

                                 (In Thousands)

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                           YEAR ENDED SEPTEMBER 30, 2005
               -----------------------------------------------------
               1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
               -----------   -----------   -----------   -----------
Net sales        $121,864      $131,527    $145,685        $142,696
Gross profit       19,168        20,460      31,347          30,979
Net income            612         1,175       6,130(a)        7,178

                                YEAR ENDED SEPTEMBER 30, 2004
                    -----------------------------------------------------
                    1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                    -----------   -----------   -----------   -----------
Net sales             $89,825      $105,113       $124,717      $131,287
Gross profit           11,482        13,739         26,063        24,534
Net income (loss)      (4,684)       (3,644)         8,786         2,797

(a) Net income as previously reported        $3,451
    Adjustment to recognize tax benefit of
       change in tax method                   2,679
                                             ------
    Net income as restated                   $6,130
                                             ======

The Company made an election to change its tax method of determining LIFO inventory resulting in a tax benefit of $2,679. The effect is to increase previously reported fiscal 2005 third quarter net income by $2,679.

             Report of Independent Registered Public Accounting Firm

The Board of Directors
Neenah Foundry Company

We have audited the consolidated financial statements of Neenah Foundry Company as of September 30, 2005 and 2004 (Reorganized Company) and for the years ended September 30, 2005 and 2004 (Reorganized Company) and the year ended September 30, 2003 (Predecessor Company) and have issued our report thereon dated November 4, 2005 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in the index at Item 15(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP
Milwaukee, Wisconsin
November 4, 2005

                                                                     Schedule II

                             NEENAH FOUNDRY COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 2003, 2004, AND 2005
                             (Dollars in Thousands)

                         BALANCE AT    ADDITIONS
                          BEGINNING   CHARGED TO                  BALANCE AT
      DESCRIPTION         OF PERIOD     EXPENSE    DEDUCTIONS   END OF PERIOD
      -----------        ----------   ----------   ----------   -------------
Allowance for doubtful
accounts receivable:
2003                       $1,062       $1,760     $  447 (A)       $2,375
                           ======       ======     ======           ======
2004                       $2,375       $1,043     $2,276 (A)       $1,142
                           ======       ======     ======           ======
2005                       $1,142       $2,153     $1,202 (A)       $2,093
                           ======       ======     ======           ======

(A)  Uncollectible accounts written off, net of recoveries

Reserve for obsolete
inventory:
2003                       $  829       $  424     $   59 (B)       $1,194
                           ======       ======     ======           ======
2004                       $1,194       $  231     $  690 (B)       $  735
                           ======       ======     ======           ======
2005                       $  735       $  356     $   90 (B)       $1,001
                           ======       ======     ======           ======

(B)  Reduction for disposition of inventory

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 27, 2005

                                        NEENAH FOUNDRY  COMPANY

                                        (Registrant)


                                        /s/ Gary W. LaChey
                                        ----------------------------------------
                                        Gary W. LaChey
                                        Corp. Vice President - Finance
                                        (Principal Financial and Principal
                                        Accounting  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 27, 2005, by the following persons on behalf of the registrant and in the capacities indicated.


/s/ William M. Barrett                  /s/ Gary W. LaChey
-------------------------------------   ----------------------------------------
William M. Barrett                      Gary W. LaChey
President and                           Corp. Vice President - Finance
Chief Executive Officer, Director       (Principal Financial and Principal
(Principal Executive Officer)           Accounting Officer)


/s/ Jeffrey G. Marshall                 /s/ Michael J. Farrell
-------------------------------------   ----------------------------------------
Jeffrey G. Marshall                     Michael J. Farrell
Director                                Director


/s/ Benjamin C. Duster, IV, Esq.        /s/ Andrew B. Cohen
-------------------------------------   ----------------------------------------
Benjamin C. Duster, IV, Esq.            Andrew B. Cohen
Director                                Director

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
        SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     The Company is not required to nor does it intend to furnish an Annual Report or a Proxy Statement to security holders.

                             NEENAH FOUNDRY COMPANY
                               (THE "REGISTRANT")
                         (COMMISSION FILE NO. 333-28751)

                                  EXHIBIT INDEX
                                       TO
                         2005 ANNUAL REPORT ON FORM 10-K

EXHIBIT                                                                                              FILED
 NUMBER                   DESCRIPTION                     INCORPORATED HEREIN BY REFERENCE TO      HEREWITH
-------                   -----------                     -----------------------------------      --------
  2.1     Disclosure Statement for Pre-Petition        Exhibit T3E-1 to application for
          of Votes with respect to the                 qualification of indenture on Form T-3
          Prepackaged Joint Plan of                    filed 7/1/03 (File No. 022-28687)
          Reorganization of ACP Holding Company,
          NFC Castings, Inc., and Neenah Foundry
          Company

  2.2     Prepackaged Joint Plan of                    Exhibit T3E-2 to application for
          Reorganization of ACP Holding Company,       qualification of indenture on Form T-3
          NFC Castings, Inc. Neenah Foundry            filed 7/1/03 (File No. 022-28687)
          Company and Certain of its
          Subsidiaries under Chapter 11 of the
          United States Bankruptcy Code

  3.1     Amended and Restated Certificate                                                             X
          [Articles] of Incorporation of Neenah
          Foundry Company

  3.2     Third Amended and Restated Certificate of                                                    X
          Incorporation of ACP Holding Company

  3.3     Amended and Restated Certificate of                                                          X
          Incorporation of NFC Castings, Inc.

  3.4     Amended and Restated Certificate of          Exhibit 3.2 to Amendment No. 1 to the
          Incorporation of Advanced Cast               Registrant's Form S-4 Registration
          Products, Inc.                               Statement (File No. 333-111008) filed on
                                                       January 28, 2004 (the "1/28/04 S-4
                                                       Amendment")

  3.5     Amended and Restated Articles of             Exhibit 3.3 to the 1/28/04 S-4 Amendment
          Incorporation of Dalton Corporation

  3.6     Certificate of Incorporation of Dalton       Exhibit 3.4 to the 1/28/04 S-4 Amendment
          Corporation, Warsaw Manufacturing
          Facility

  3.7     Amended and Restated Articles of             Exhibit 3.5 to the 1/28/04 S-4 Amendment
          Incorporation of Dalton Corporation,
          Stryker Machining Facility Co.

EXHIBIT                                                                                              FILED
 NUMBER                   DESCRIPTION                     INCORPORATED HEREIN BY REFERENCE TO      HEREWITH
-------                   -----------                     -----------------------------------      --------
  3.8     Articles of Incorporation of Dalton          Exhibit 3.6 to the 1/28/04 S-4 Amendment
          Corporation, Ashland Manufacturing
          Facility

  3.9     Articles of Incorporation of Dalton          Exhibit 3.7 to the 1/28/04 S-4 Amendment
          Corporation, Kendallville
          Manufacturing facility

  3.10    Articles of Incorporation of Deeter          Exhibit 3.8 to the 1/28/04 S-4 Amendment
          Foundry, Inc.

  3.11    Articles of Incorporation of Gregg           Exhibit 3.9 to the 1/28/04 S-4 Amendment
          Industries, Inc.

  3.12    Articles of Incorporation of A&M             Exhibit 3.10 to the 1/28/04 S-4 Amendment
          Specialties, Inc.

  3.13    Restated Articles of Incorporation of        Exhibit 3.11 to the 1/28/04 S-4 Amendment
          Neenah Transport, Inc.

  3.14    Restated Articles of Incorporation of        Exhibit 3.12 to the 1/28/04 S-4 Amendment
          Cast Alloys, Inc.

  3.15    [Reserved]

  3.16    [Reserved]

  3.17    Certificate of Incorporation of Mercer                                                       X
          Forge Corporation

  3.18    Amended and Restated Bylaws of ACP Holding                                                   X
          Company

  3.19    Amended Bylaws of NFC Castings, Inc.                                                         X

  3.20    Amended Bylaws of Neenah Foundry             Exhibit 3.15 to the 1/28/04 S-4 Amendment
          Company

  3.21    Bylaws of Advanced Cast Products, Inc.       Exhibit 3.16 to the 1/28/04 S-4 Amendment

  3.22    Amended Code of Bylaws of Dalton             Exhibit 3.17 to the 1/28/04 S-4 Amendment
          Corporation

  3.23    Amended Code of Bylaws of Dalton             Exhibit 3.18 to the 1/28/04 S-4 Amendment
          Corporation, Warsaw Manufacturing
          Facility

EXHIBIT                                                                                              FILED
 NUMBER                   DESCRIPTION                     INCORPORATED HEREIN BY REFERENCE TO      HEREWITH
-------                   -----------                     -----------------------------------      --------
  3.24    Code of Regulations of Dalton                Exhibit 3.19 to the 1/28/04 S-4 Amendment
          Corporation, Stryker Manufacturing
          Facility

  3.25    Amended and Restated Code of                 Exhibit 3.20 to the 1/28/04 S-4 Amendment
          Regulations of Dalton Corporation,
          Ashland Manufacturing Facility

  3.26    Amended Code of Bylaws of Dalton             Exhibit 3.21 to the 1/28/04 S-4 Amendment
          Corporation, Kendallville
          Manufacturing Facility

  3.27    Bylaws of Deeter Foundry, Inc.               Exhibit 3.22 to the 1/28/04 S-4 Amendment

  3.28    Bylaws of Gregg Industries, Inc.             Exhibit 3.23 to the 1/28/04 S-4 Amendment

  3.29    Amended A&M Specialties, Inc. Bylaws         Exhibit 3.24 to the 1/28/04 S-4 Amendment

  3.30    Amended Neenah Transport, Inc. Bylaws        Exhibit 3.25 to the 1/28/04 S-4 Amendment

  3.31    Bylaws of Cast Alloys, Inc.                  Exhibit 3.26 to the 1/28/04 S-4 Amendment

  3.32    [Reserved]

  3.33    Bylaws of Mercer Forge Corporation                                                           X

  4.1     Warrant Agreement, dated October 8, by       Exhibit 10.4 hereto
          and between ACP Holding Company and
          the Bank of New York as warrant agent

  4.2     Stockholders Agreement, dated October        Exhibit 10.6 hereto
          8, 2003, by and among ACP Holding
          Company, the Standby Purchasers, the
          Executives and Directors (as such
          terms are defined therein)

  4.3     Indenture by and among Neenah Foundry        Exhibit 10.7 hereto
          Company, the guarantors named therein,
          and the Bank of New York, as Trustee,
          dated October 8, 2003, for the 13%
          Senior Subordinated Notes due 2013

EXHIBIT                                                                                               FILED
 NUMBER                    DESCRIPTION                     INCORPORATED HEREIN BY REFERENCE TO      HEREWITH
-------                    -----------                     -----------------------------------      --------
   4.4     Form of Note for the 13% Senior              Exhibit 10.8 hereto
           Subordinated Notes due 2013

   4.5     Indenture by and among Neenah Foundry        Exhibit 10.21 hereto
           Company, the guarantors named therein
           and The Bank of New York, as Trustee,
           dated October 8, 2003, for the 11%
           Senior Secured Notes due 2010

   4.6     Form of Note for the 11% Senior              Exhibit 10.22 hereto
           Secured Notes due 2010

   10.1    Loan and Security Agreement, dated           Exhibit 10.1 to the 1/28/04 S-4 Amendment
           October 8, 2003, by and among Neenah
           Foundry Company, its subsidiaries
           party thereto, the various lenders
           party thereto and Fleet Capital
           Corporation, as agent

   10.2    Amendment No. 1 to Loan and Security         Exhibit 10.1 to the Registrant's Form
           Agreement, dated October 8, 2003, by         8-K dated July 28, 2005
           and among Neenah Foundry Company, its
           subsidiaries party thereto, the
           various lenders party thereto and
           Fleet Capital Corporation, as agent

 10.2(a)   Amendment No. 2 to Loan and Security                                                        X
           Agreement, dated October 8, 2003, by
           and among Neenah Foundry Company, its
           subsidiaries party thereto, the
           various lenders party thereto and
           Fleet Capital Corporation, as agent

   10.3    Subscription Agreement, dated as of          Exhibit 10.2 to the Registrant's Form
           October 7, 2003, by and among ACP            S-4 Registration Statement (File No.
           Holding Company, Neenah Foundry              333-111008) filed on December 8, 2003
           Company, the subsidiary Guarantors           (the "Form S-4")
           named therein and the Investors as
           defined therein

   10.4    Warrant Agreement, dated October 8,                                                         X
           2003, by and between ACP Holding
           Company and the Bank of New York as
           warrant agent

   10.5    Registration Rights Agreement, dated         Exhibit 10.4 to the 1/28/04 S-4 Amendment
           October 8, 2003, by and between ACP
           Holding Company and the initial

EXHIBIT                                                                                               FILED
 NUMBER                    DESCRIPTION                     INCORPORATED HEREIN BY REFERENCE TO      HEREWITH
-------                    -----------                     -----------------------------------      --------
           holders

   10.6    Stockholders Agreement, dated October        Exhibit 10.5 to the Form S-4
           8, 2003, by and among ACP Holding
           Company, the Standby Purchasers, the
           Executives and Directors (as such
           terms are defined therein)

   10.7    Indenture by and among Neenah Foundry        Exhibit 10.6 to the Form S-4
           Company, the guarantors named therein,
           and the Bank of New York, as Trustee,
           dated October 8, 2003, for the 13%
           Senior Subordinated Notes due 2013

   10.8    Form of Note for the 13% Senior              Exhibit 10.6 to the Form S-4
           Subordinated Notes due 2013

   10.9    Registration Rights Agreement, dated         Exhibit 10.8 to the Form S-4
           October 8, 2003, by and among ACP
           Holding Company and the parties named
           therein for the 13% Senior
           Subordinated Noted due 2013

  10.10*   Form of Amendment to the Employment                                                         X
           Agreements and Restricted Grants
           listed in Exhibits 10.10(a) through 10.18

10.10(a)*  Employment Agreement and Restricted          Exhibit 10.9 to the 1/28/04 S-4 Amendment
           Stock Grant by and among Neenah
           Foundry Company, ACP Holding Company
           and John Andrews

  10.11*   Employment Agreement and Restricted          Exhibit 10.10 to the 1/28/04 S-4
           Stock Grant by and among Neenah              Amendment
           Foundry Company, ACP Holding Company
           and William M. Barrett

  10.12*   Employment Agreement and Restricted          Exhibit 10.11 to the 1/28/04 S-4
           Stock Grant by and among Dalton              Amendment
           Corporation, ACP Holding Company and
           Joseph L. DeRita

  10.13*   Employment Agreement and Restricted          Exhibit 10.12 to the 1/28/04 S-4
           Stock Grant by and among Neenah              Amendment
           Foundry Company, ACP Holding Company
           and Frank C. Headington

EXHIBIT                                                                                               FILED
 NUMBER                    DESCRIPTION                     INCORPORATED HEREIN BY REFERENCE TO      HEREWITH
-------                    -----------                     -----------------------------------      --------
  10.14*   Employment Agreement and Restricted          Exhibit 10.13 to the 1/28/04 S-4
           Stock Grant by and among Neenah              Amendment
           Foundry Company, ACP Holding Company
           and Timothy Koller

  10.15*   Employment Agreement and Restricted          Exhibit 10.14 to the 1/28/04 S-4
           Stock Grant by and among Neenah              Amendment
           Foundry Company, ACP Holding Company
           and Gary W. LaChey

  10.16*   Employment Agreement and Restricted          Exhibit 10.15 to the 1/28/04 S-4
           Stock Grant by and among Neenah              Amendment
           Foundry Company, ACP Holding Company
           and William Martin

  10.17*   Employment Agreement and Restricted          Exhibit 10.16 to the 1/28/04 S-4
           Stock Grant by and among Dalton              Amendment
           Corporation, ACP Holding Company and
           Steve Shaffer

  10.18*   Employment Agreement and Restricted          Exhibit 10.17 to the 1/28/04 S-4
           Stock Grant by and among Neenah              Amendment
           Foundry Company, ACP Holding Company
           and Joseph Varkoly

  10.19*   Neenah Foundry Company 2003 Management       Exhibit 10.18 to the Form S-4
           Annual Incentive Plan

10.19(a)*  Summary of Amendment to Neenah Foundry                                                   X
           Company 2003 Management Annual
           Incentive Plan

  10.20*   Neenah Foundry Company 2003 Severance        Exhibit 10.19 to the Form S-4
           and Change of Control Plan

  10.21    Indenture by and among Neenah Foundry        Exhibit 4.1 to the Form S-4
           Company, the guarantors named therein
           and The Bank of New York, as Trustee,
           dated October 8, 2003, for the 11%
           Senior Secured Notes due 2010

EXHIBIT                                                 INCORPORATED HEREIN         FILED
 NUMBER                   DESCRIPTION                     BY REFERENCE TO         HEREWITH
-------                   -----------                   -------------------       --------
 10.22    Form of Note for the 11% Senior          Exhibit 4.1 to the Form S-4
          Secured Notes due 2010

 10.23    Lien Subordination Agreement, dated      Exhibit 4.3 to the Form S-4
          October 8, 2003, by and among Fleet
          Capital Corporation, Neenah Foundry
          Company, the subsidiaries named
          therein, NFC Castings, Inc. and The
          Bank of New York as Trustee on behalf
          of the Noteholders under the Indenture
          governing the 11% Senior Secured Notes
          due 2010

 10.24    Registration Rights Agreement, dated     Exhibit 4.4 to the Form S-4
          October 8, 2003, by and among Neenah
          Foundry Company, the Guarantors named
          therein and The Bank of New York as
          Trustee for the 11% Senior Secured
          Notes due 2010

 10.25    Subordinated Security Agreement, dated   Exhibit 4.5 to the Form S-4
          October 8, 2003, by Neenah Foundry
          Company and the guarantors named
          therein in favor of The Bank of New
          York as Trustee for the Noteholders
          under the Indenture governing the 11%
          Senior Secured Noted due 2010

 10.26    Subordinated Pledge Agreement, dated     Exhibit 4.6 to the Form S-4
          October 8, 2003, by Dalton Corporation
          in favor of The Bank of New York as
          Trustee for the Noteholders under the
          Indenture governing the 11% Senior
          Secured Notes due 2010.

 10.27    Subordinated Pledge Agreement, dated     Exhibit 4.7 to the Form S-4
          October 8, 2003, by Mercer Forge
          Corporation in favor of The Bank of
          New York as Trustee for the
          Noteholders under the Indenture
          governing the 11% Senior Secured Notes
          due 2010

 10.28    Subordinated Copyright, Patent,          Exhibit 4.8 to the Form S-4
          Trademark and License Mortgage, dated
          October 8, 2003, by Neenah Foundry
          Company in favor of The Bank of New
          York as Trustee for the Noteholders

EXHIBIT                                                 INCORPORATED HEREIN         FILED
 NUMBER                   DESCRIPTION                     BY REFERENCE TO         HEREWITH
-------                   -----------                   -------------------       --------
          under the Indenture governing the 11%
          Senior Secured Notes due 2010

 10.29    Subordinated Copyright, Patent,          Exhibit 4.9 to the Form S-4
          Trademark and License Mortgage, dated
          October 8, 2003, by Advanced Cast
          Products, Inc. in favor of The Bank of
          New York as Trustee for the
          Noteholders under the Indenture
          governing the 11% Senior Secured Notes
          due 2010

 10.30    Subordinated Copyright, Patent,          Exhibit 4.10 to the Form S-4
          Trademark and License Mortgage, dated
          October 8, 2003, by Peerless
          Corporation in favor of The Bank of
          New York as Trustee for the
          Noteholders under the Indenture
          governing the 11% Senior Secured Notes
          due 2010

 10.31    Subordinated Pledge Agreement, dated     Exhibit 4.11 to the Form S-4
          October 8, 2003, by Neenah Foundry
          Company in favor of The Bank of New
          York as Trustee for the Noteholders
          under the Indenture governing the 11%
          Senior Securities due 2010

 10.32    Subordinated Pledge Agreement, dated     Exhibit 4.12 to the Form S-4
          October 8, 2003, by Advanced Cast
          Products, Inc. in favor of The Bank of
          New York as Trustee for the
          Noteholders under the Indenture
          governing the 11% Senior Securities
          due 2010

 10.33*   2003 Management Equity Incentive Plan                                       X

  12.1    Ratio of Earnings to Fixed Charges                                          X

   21     Subsidiaries of Neenah Foundry Company                                      X

  31.1    Certification of Chief Executive                                            X
          Officer pursuant to Rule 13a-14(a) or
          Rule 15d-14(a), as adopted pursuant to
          section

EXHIBIT                                                 INCORPORATED HEREIN         FILED
 NUMBER                   DESCRIPTION                     BY REFERENCE TO         HEREWITH
-------                   -----------                   -------------------       --------
          302 of the Sarbanes-Oxley Act of 2002

  31.2    Certification of Chief Financial                                            X
          Officer pursuant to Rule 13a-14(a) or
          Rule 15d-14(a), as adopted pursuant to
          section 302 of the Sarbanes-Oxley Act
          of 2002

   32     Chief Executive and Chief Financial                                         X
          Officers' certification pursuant to 18
          U.S.C. Section 1350, as adopted
          pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002

----------
* Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.