Form 10-Q
period 2005-12-31
NEENAH FOUNDRY CO
filed 2006-02-13
CIK 1040599

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

Commission File Number 333-28751

                             NEENAH FOUNDRY COMPANY
             (Exact name of registrant as specified in its charter)

           Wisconsin                                           39-1580331
(State or other jurisdiction of                         (IRS Employer ID Number)
 incorporation or organization)

      2121 Brooks Avenue,                                         54957
P.O. Box 729, Neenah, Wisconsin                                (Zip Code)
     (Address of principal
       executive offices)

                                 (920) 725-7000
              (Registrant's telephone number, including area code)

                                      None
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated flier, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated Filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes    No  X
                                        ---    ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                          ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On January 31, 2006, the registrant had 1,000 shares of Common Stock, par value $100 per share, outstanding, all of which were owned by NFC Castings, Inc., a wholly owned subsidiary of ACP Holding Company.

                             NEENAH FOUNDRY COMPANY
                                Form 10-Q Index
                    For the Quarter Ended December 31, 2005

                                                                                  Page
                                                                                  ----
Part I. Financial Information
   Item 1. Financial Statements
      Condensed consolidated balance sheets -- Neenah Foundry Company as of
      December 31, 2005 and September 30, 2005                                      3
      Condensed consolidated statements of operations -- Neenah Foundry Company
      for the three months ended December 31, 2005 and 2004                         4
      Condensed consolidated statements of cash flows -- Neenah Foundry Company
      for the three months ended December 31, 2005 and 2004                         5
      Notes to condensed consolidated financial statements -- December 31, 2005     6

   Item 2. Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                        14

   Item 3. Quantitative and Qualitative Disclosures About Market Risk              19

   Item 4. Controls and Procedures                                                 19

Part II.  Other Information
   Item 6. Exhibits                                                                20

Signatures                                                                         21

Exhibits                                                                           22

                             NEENAH FOUNDRY COMPANY
                         PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                               December 31,   September 30,
                                                                   2005          2005(1)
                                                               ------------   -------------
                                                                (Unaudited)
ASSETS

Current assets:
   Cash ....................................................     $     --       $  3,484
   Accounts receivable, net ................................       69,296         85,795
   Inventories .............................................       62,421         59,123
   Deferred income taxes ...................................        3,304          3,304
   Other current assets ....................................        5,980          6,897
                                                                 --------       --------
         Total current assets ..............................      141,001        158,603
Property, plant and equipment ..............................      116,769        113,398
Less accumulated depreciation ..............................       25,318         22,148
                                                                 --------       --------
                                                                   91,451         91,250
Deferred financing costs, net ..............................        2,068          2,192
Identifiable intangible assets, net ........................       67,412         69,192
Goodwill ...................................................       86,699         86,699
Other assets ...............................................        4,768          4,619
                                                                 --------       --------
                                                                 $393,399       $412,555
                                                                 ========       ========
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable ........................................     $ 24,787       $ 30,305
   Income taxes payable ....................................          750          5,562
   Accrued wages and employee benefits .....................       10,341         16,586
   Accrued interest ........................................          200          7,134
   Other accrued liabilities ...............................        2,651          2,411
   Current portion of long-term debt .......................       38,598         33,668
                                                                 --------       --------
         Total current liabilities .........................       77,327         95,666
Long-term debt .............................................      237,779        238,086
Deferred income taxes ......................................       23,759         23,759
Postretirement benefit obligations .........................       10,482         10,404
Other liabilities ..........................................       25,979         27,287
                                                                 --------       --------
         Total liabilities .................................      375,326        395,202
Commitments and contingencies

STOCKHOLDER'S EQUITY:
   Common stock, par value $100 per share -- authorized,
      issued and outstanding 1,000 shares ..................          100            100
Capital in excess of par value .............................        5,429          5,429
Retained earnings ..........................................       19,070         18,350
Accumulated other comprehensive loss .......................       (6,526)        (6,526)
                                                                 --------       --------
         Total stockholder's equity ........................       18,073         17,353
                                                                 --------       --------
                                                                 $393,399       $412,555
                                                                 ========       ========

See notes to condensed consolidated financial statements.

(1) The balance sheet as of September 30, 2005 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

                                                     Three Months Ended
                                                         December 31,
                                                     -------------------
                                                       2005       2004
                                                     --------   --------
Net sales ........................................   $121,714   $121,864
Cost of sales ....................................    102,624    102,696
                                                     --------   --------
Gross profit .....................................     19,090     19,168
Selling, general and administrative expenses .....      7,959      7,953
Amortization of intangible assets ................      1,780      1,783
Gain on disposal of equipment ....................         (5)        (1)
                                                     --------   --------
Total operating expenses .........................      9,734      9,735
                                                     --------   --------
Operating income .................................      9,356      9,433
   Net interest expense ..........................     (8,225)    (8,411)
                                                     --------   --------
Income before income taxes .......................      1,131      1,022
Income tax provision .............................        411        410
                                                     --------   --------
Net income .......................................   $    720   $    612
                                                     ========   ========

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                    Three Months Ended
                                                                       December 31,
                                                                    ------------------
                                                                      2005       2004
                                                                    --------   -------
OPERATING ACTIVITIES
Net income ......................................................   $    720   $   612
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Depreciation and amortization ................................      4,984     4,627
   Amortization of deferred financing costs and discount on
      notes .....................................................        520       516
   Changes in operating assets and liabilities ..................    (10,530)   (5,565)
                                                                    --------   -------
      Net cash provided by (used in) operating
         activities .............................................     (4,306)      190

INVESTING ACTIVITIES
Purchase of property, plant and equipment .......................     (3,405)   (4,822)
                                                                    --------   -------
      Net cash used in investing
         activities .............................................     (3,405)   (4,822)

FINANCING ACTIVITIES
Net change in revolver balance ..................................      4,924     6,097
Proceeds from long-term debt ....................................         94        --
Payments on long-term debt and capital lease obligations ........       (791)   (1,450)
Debt issuance costs .............................................         --       (15)
                                                                    --------   -------
      Net cash provided by financing
         activities .............................................      4,227     4,632
                                                                    --------   -------
Increase (decrease) in cash and cash equivalents ................     (3,484)       --
Cash and cash equivalents at beginning of period ................      3,484        --
                                                                    --------   -------
Cash and cash equivalents at end of period ......................   $     --   $    --
                                                                    ========   =======

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In thousands)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah Foundry Company's Annual Report on Form 10-K for the year ended September 30, 2005.

NOTE 2 -- INVENTORIES

The components of inventories are as follows:

                                        December 31,   September 30,
                                            2005            2005
                                        ------------   -------------
Raw materials .......................      $ 7,545        $ 6,905
Work in process and finished goods ..       39,244         37,088
Supplies ............................       15,632         15,130
                                           -------        -------
                                           $62,421        $59,123
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

The Company adopted Statement 123(R) on October 1, 2005. The adoption of Statement 123(R) did not have an impact on the Company's results of operations or financial position as the Company has no stock-based compensation plans.

NOTE 4 --  EMPLOYEE BENEFIT PLANS

COMPONENTS OF NET PERIODIC BENEFIT COST

The Company has five defined-benefit pension plans covering the majority of its hourly employees and also sponsors unfunded defined benefit postretirement health care plans covering substantially all salaried and hourly employees and their dependents. Components of net periodic benefit costs are as follows for the three months ended December 31, 2005 and 2004 (in thousands):

                                               Pension Benefits    Postretirement Benefits
                                              ------------------   -----------------------
                                              Three Months Ended      Three Months Ended
                                                 December 31,            December 31,
                                              ------------------   -----------------------
                                                 2005     2004           2005   2004
                                               -------   -----          -----   ----
Service cost                                   $   668   $ 486          $  68   $ 75
Interest cost                                    1,051     884            160    138
Expected return on plan assets                  (1,140)   (900)            --     --
Amortization of prior service cost (credit)         --      --            (10)    (6)
Recognized net actuarial loss (gain)                 5      --           (108)    (8)
                                               -------   -----          -----   ----
Net periodic benefit cost                      $   584   $ 470          $ 110   $199
                                               =======   =====          =====   ====

EMPLOYER CONTRIBUTIONS

For the three months ended December 31, 2005, $1,800 of contributions have been made. The Company presently anticipates contributing an additional $3,900 to fund its pension plans in fiscal 2006 for a total of $5,700.

NOTE 5 -- GUARANTOR SUBSIDIARIES

The following tables present condensed consolidating financial information as of December 31, 2005 and September 30, 2005 and for the three months ended December 31, 2005 and 2004 for: (a) Neenah Foundry Company ("Neenah") and (b) on a combined basis, the guarantors of the 11% Senior Secured Notes due 2010 and 13% Senior Subordinated Notes due 2013, which include all of the wholly owned subsidiaries of Neenah (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2005

                                                          Subsidiary
                                                Neenah    Guarantors   Eliminations   Consolidated
                                               --------   ----------   ------------   ------------
ASSETS

Current assets:
   Cash and cash equivalents                   $   (347)   $    347     $      --        $     --
   Accounts receivable, net                      29,988      39,308            --          69,296
   Inventories                                   24,992      37,429            --          62,421
   Deferred income taxes                          4,537      (1,233)           --           3,304
   Other current assets                           3,332       2,648            --           5,980
                                               --------    --------     ---------        --------
Total current assets                             62,502      78,499            --         141,001

Investments in and advances to subsidiaries     112,168          --      (112,168)             --
Property, plant and equipment, net               37,201      54,250            --          91,451
Deferred financing costs and identifiable
   intangible assets, net                        52,186      17,294            --          69,480
Goodwill                                         86,699          --            --          86,699
Other assets                                      1,834       2,934            --           4,768
                                               --------    --------     ---------        --------
                                               $352,590    $152,977     $(112,168)       $393,399
                                               ========    ========     =========        ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable                            $  5,972    $ 18,815     $      --        $ 24,787
   Net intercompany payable                          --      81,523       (81,523)             --
   Income taxes payable                             799         (49)           --             750
   Accrued liabilities                            4,775       8,417            --          13,192
   Current portion of long-term debt             38,580          18            --          38,598
                                               --------    --------     ---------        --------
Total current liabilities                        50,126     108,724       (81,523)         77,327

Long-term debt                                  237,623         156            --         237,779
Deferred income taxes                            20,539       3,220            --          23,759
Postretirement benefit obligations               10,482          --            --          10,482
Other liabilities                                15,747      10,232            --          25,979
Stockholder's equity                             18,073      30,645       (30,645)         18,073
                                               --------    --------     ---------        --------
                                               $352,590    $152,977     $(112,168)       $393,399
                                               ========    ========     =========        ========

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2005

                                                         Subsidiary
                                               Neenah    Guarantors   Eliminations   Consolidated
                                              --------   ----------   ------------   ------------
ASSETS

Current assets:
  Cash and cash equivalents                   $  4,952    $ (1,468)     $      --      $  3,484
  Accounts receivable, net                      37,085      48,710             --        85,795
  Inventories                                   22,754      36,369             --        59,123
  Deferred income taxes                          4,537      (1,233)            --         3,304
  Other current assets                           3,908       2,989             --         6,897
                                              --------    --------      ---------      --------
Total current assets                            73,236      85,367             --       158,603

Investments in and advances to subsidiaries    114,430          --       (114,430)           --
Property, plant and equipment, net              36,519      54,731             --        91,250
Deferred financing costs and identifiable
   intangible assets, net                       53,736      17,648             --        71,384
Goodwill, net                                   86,699          --             --        86,699
Other assets                                     1,834       2,785             --         4,619
                                              --------    --------      ---------      --------
                                              $366,454    $160,531      $(114,430)     $412,555
                                              ========    ========      =========      ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable                            $  8,442    $ 21,863      $      --      $ 30,305
  Net intercompany payable                          --      81,907        (81,907)           --
  Income taxes payable                           5,562          --             --         5,562
  Accrued liabilities                           15,304      10,827             --        26,131
  Current portion of long-term debt             33,658          10             --        33,668
                                              --------    --------      ---------      --------
Total current liabilities                       62,966     114,607        (81,907)       95,666

Long-term debt                                 238,015          71             --       238,086
Deferred income taxes                           20,539       3,220             --        23,759
Postretirement benefit obligations              10,404          --             --        10,404
Other liabilities                               17,177      10,110             --        27,287
Stockholder's equity                            17,353      32,523        (32,523)       17,353
                                              --------    --------      ---------      --------
                                              $366,454    $160,531      $(114,430)     $412,555
                                              ========    ========      =========      ========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2005

                                                            Subsidiary
                                                   Neenah   Guarantors   Eliminations   Consolidated
                                                  -------   ----------   ------------   ------------
Net sales                                         $52,373    $70,886       $(1,545)       $121,714
Cost of sales                                      39,489     64,680        (1,545)        102,624
                                                  -------    -------       -------        --------
Gross profit                                       12,884      6,206            --          19,090
Selling, general and administrative expenses        4,105      3,854            --           7,959
Amortization of intangible assets                   1,426        354            --           1,780
Loss (gain) on disposal of equipment                   (6)         1            --              (5)
                                                  -------    -------       -------        --------
Operating income                                    7,359      1,997            --           9,356
Net interest expense                               (4,353)    (3,872)           --          (8,225)
                                                  -------    -------       -------        --------
Income (loss) before income taxes and equity in
   loss of subsidiaries                             3,006     (1,875)           --           1,131
Income tax provision (benefit)                      1,093       (682)           --             411
                                                  -------    -------       -------        --------
                                                    1,913     (1,193)           --             720
Equity in loss of subsidiaries                     (1,193)        --         1,193              --
                                                  -------    -------       -------        --------
Net income (loss)                                 $   720    $(1,193)      $ 1,193        $    720
                                                  =======    =======       =======        ========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2004

                                                            Subsidiary
                                                   Neenah   Guarantors   Eliminations   Consolidated
                                                  -------   ----------   ------------   ------------
Net sales                                         $55,035    $68,296       $(1,467)       $121,864
Cost of sales                                      42,958     61,205        (1,467)        102,696
                                                  -------    -------       -------        --------
Gross profit                                       12,077      7,091            --          19,168
Selling, general and administrative expenses        4,326      3,627            --           7,953
Amortization of intangible assets                   1,427        356            --           1,783
Gain on disposal of equipment                          (1)        --            --              (1)
                                                  -------    -------       -------        --------
Operating income                                    6,325      3,108            --           9,433
Net interest expense                               (4,436)    (3,975)           --          (8,411)
                                                  -------    -------       -------        --------
Income (loss) before income taxes and equity
   in loss of subsidiaries                          1,889       (867)           --           1,022
Income tax provision                                  408          2            --             410
                                                  -------    -------       -------        --------
                                                    1,481       (869)           --             612
Equity in loss of subsidiaries                       (869)        --           869              --
                                                  -------    -------       -------        --------
Net income (loss)                                 $   612    $  (869)      $   869        $    612
                                                  =======    =======       =======        ========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2005

                                                             Subsidiary
                                                   Neenah    Guarantors   Eliminations   Consolidated
                                                  --------   ----------   ------------   ------------
OPERATING ACTIVITIES
Net income (loss)                                 $    720    $(1,193)      $ 1,193        $    720
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
   Depreciation and amortization                     2,167      2,817            --           4,984
   Amortization of deferred financing costs and
      discount on notes                                520         --            --             520
   Changes in operating assets and liabilities     (13,680)     3,150            --         (10,530)
                                                  --------    -------       -------        --------
Net cash provided by (used in)
   operating activities                            (10,273)     4,774         1,193          (4,306)

INVESTING ACTIVITIES
Investments in and advances to subsidiaries          2,262     (1,069)       (1,193)             --
Purchase of property, plant and equipment           (1,423)    (1,982)           --          (3,405)
                                                  --------    -------       -------        --------
Net cash provided by (used in)
   investing activities                                839     (3,051)       (1,193)         (3,405)

FINANCING ACTIVITIES
Net change in revolver balance                       4,924         --            --           4,924
Proceeds from long-term debt                            --         94            --              94
Payments on long-term debt and capital lease
   obligations                                        (789)        (2)           --            (791)
                                                  --------    -------       -------        --------
Net cash provided by financing activities            4,135         92            --           4,227
                                                  --------    -------       -------        --------
Increase (decrease) in cash and cash equivalents    (5,299)     1,815            --          (3,484)
Cash and cash equivalents at beginning
   of period                                         4,952     (1,468)           --           3,484
                                                  --------    -------       -------        --------
Cash and cash equivalents at end of period        $   (347)   $   347       $    --        $     --
                                                  ========    =======       =======        ========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2004

                                                                      Subsidiary
                                                            Neenah    Guarantors   Eliminations   Consolidated
                                                           --------   ----------   ------------   ------------
OPERATING ACTIVITIES
Net income (loss)                                          $    612    $  (869)       $ 869         $   612
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                              2,027      2,600           --           4,627
   Amortization of deferred financing costs and
      discount on notes                                         516         --           --             516
   Changes in operating assets and liabilities                 (299)    (5,266)          --          (5,565)
                                                           --------    -------        -----         -------
Net cash provided by (used in)
   operating activities                                       2,856     (3,535)         869             190

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                  (7,499)     8,368         (869)             --
Purchase of property, plant and equipment                    (2,974)    (1,848)          --          (4,822)
                                                           --------    -------        -----         -------
Net cash provided by (used in)
   investing activities                                     (10,473)     6,520         (869)         (4,822)

FINANCING ACTIVITIES
Net change in revolver balance                                6,097         --                        6,097
Payments on long-term debt and capital lease obligations       (417)    (1,033)                      (1,450)
Deferred financing costs                                        (15)        --           --             (15)
                                                           --------    -------        -----         -------
Net cash provided by (used in) financing activities           5,665     (1,033)          --           4,632
                                                           --------    -------        -----         -------
Increase (decrease) in cash and cash equivalents             (1,952)     1,952           --              --
Cash and cash equivalents at beginning
   of period                                                  1,683     (1,683)          --              --
                                                           --------    -------        -----         -------
Cash and cash equivalents at end of period                 $   (269)   $   269        $  --         $    --
                                                           ========    =======        =====         =======

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

                                             Three months ended
                                                December 31,
                                            -------------------
                                              2005       2004
                                            --------   --------
Revenues from continuing operations:
   Castings                                 $109,078   $109,718
   Forgings                                    9,906     10,695
   Other                                       5,292      5,261
   Elimination of intersegment revenues       (2,562)    (3,810)
                                            --------   --------
Consolidated                                $121,714   $121,864
                                            ========   ========
Income (loss) from continuing operations:
   Castings                                 $ (1,435)  $ (1,707)
   Forgings                                     (196)       474
   Other                                         472        621
   Elimination of intersegment loss            1,879      1,224
                                            --------   --------
Consolidated                                $    720   $    612
                                            ========   ========

                                        December 31,   September 30,
                                            2005            2005
                                        ------------   -------------
Total assets:
   Castings                               $458,579       $475,725
   Forgings                                  6,659          7,040
   Other                                    14,090         13,268
   Elimination of intersegment assets      (85,929)       (83,478)
                                          --------       --------
Consolidated                              $393,399       $412,555
                                          ========       ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause actual results to differ materially from those currently anticipated. Factors that could cause the Company's results to differ materially from current expectations include material disruptions to the major industries served by the Company; continued price fluctuations in the scrap metal market; developments affecting the valuation or prospects of the casting and forging industries generally or the Company in particular; and other factors described or referenced in the Company's Form 10-K for the year ended September 30, 2005 or subsequent SEC filings. The forward-looking statements made herein are made only as of the date of this report and, unless required by law, the Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

RECENT DEVELOPMENTS

Exploration of Potential Sale Transaction. On July 29, 2005, Neenah Foundry Company and its indirect parent company, ACP Holding Company ("ACP"), announced that Citigroup Global Markets Inc. had been engaged to assist in exploring the potential sale or merger of Neenah or ACP or a significant portion of their assets or capital stock. On November 29, 2005, Neenah announced that its board of directors, which is also the board of directors of ACP, had unanimously voted to end the sale or merger process and turn the Company's focus to successfully implementing the Company's business plan. The Company's business plan recognizes a consolidating market and is intended to position the Company for growth by expanding its revenues and further penetrating existing markets that are already being served. It also involves exploring other strategic alternatives that would have the effect of reducing costs and expanding capacity in selected markets.

RESULTS OF OPERATIONS (dollars in thousands)

The following discussions compare the results of operations of the Company for the three months ended December 31, 2005, to the results of the operations of the Company for the three months ended December 31, 2004.

Three Months Ended December 31, 2005 and 2004

Net sales. Net sales for the three months ended December 31, 2005 were $121,714, which are $150 or .1% lower than the quarter ended December 31, 2004. A greater amount of municipal products sold, offset by reduced shipments of parts for the heavy-duty truck market, resulted in similar levels of net sales for the three months ended December 31, 2005 and the three months ended December 31, 2004.

Gross profit. Gross profit for the three months ended December 31, 2005 was $19,090, a decrease of $78, or .4%, as compared to the quarter ended December 31, 2004. Gross profit as a percentage of net sales was 15.7% for both the three months ended December 31, 2005 and for the three months ended December 31, 2004. A favorable mix of products sold throughout the Company, offset by increases in certain production costs, resulted in similar levels of gross profit for the three months ended December 31, 2005 and the three months ended December 31, 2004.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended December 31, 2005 were $7,959, an increase of $6, or .1%, as compared to the $7,953 for the quarter ended December 31, 2004. Selling, general and administrative expenses as a percentage of net sales were 6.5% for the quarter ended December 31, 2005 as well as for the quarter ended December 31, 2004.

Amortization of intangible assets. Amortization of intangible assets was $1,780 for the three months ended December 31, 2005, which is comparable to the $1,783 for the quarter ended December 31, 2004.

Operating income. Operating income was $9,356 for the three months ended December 31, 2005, a decrease of $77 from operating income of $9,433 for the quarter ended December 31, 2004. As a percentage of net sales, operating income was 7.7% for the quarter ended December 31, 2005 as well as for the quarter ended December 31, 2004.

Net interest expense. Net interest expense was $8,225 for the three months ended December 31, 2005 compared to $8,411 for the quarter ended December 31, 2004. Interest expense for the three months ended December 31, 2005 included amortization of bond discount of $396 and amortization of deferred financing costs of $124.

Income tax provision. The income tax provision for the three months ended December 31, 2005 and 2004 is based on the Company's estimated effective tax rate of approximately 40%. The provision for the three months ended December 31, 2005 is slightly lower due to the resolution of an IRS tax audit.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

Credit Facility

The Company's bank Loan and Security Agreement, as amended (the "Credit Facility"), consists of a revolving credit facility of up to $92,085 (with a $5,000 sublimit available for letters of credit and term loans in the aggregate original principal amount of $22,085). The Credit Facility matures on October 8, 2009, and bears interest at rates based on the lenders' Base Rate, as defined in the Credit Facility, or an adjusted rate based on LIBOR. Availability under the Credit Facility is based on various advance rates against the Company's accounts receivable and inventory. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed subject to the terms of the facility. At December 31, 2005, the Company had approximately $35,400 outstanding under the revolving credit facility, which includes $13,800 borrowed on December 30, 2005 for an interest payment due January 2, 2006, and approximately $15,800 outstanding under the term loan facility. No portion of the term loan, once repaid, may be reborrowed.

Substantially all of the Company's wholly owned subsidiaries are co-borrowers with the Company under the Credit Facility and are jointly and severally liable with the Company for all obligations under the Credit Facility, subject to customary exceptions for transactions of this type. In addition, NFC Castings, Inc. (NFC), the Company's immediate parent, and the remaining wholly owned subsidiaries of the Company jointly and severally guarantee the Company's obligations under the Credit Facility, subject to customary exceptions for transactions of this type. The borrowers' and guarantors' obligations under the Credit Facility are secured by a first priority perfected security interest, subject to customary restrictions, in substantially all of the tangible and intangible assets of the Company and its subsidiaries. The senior secured notes, discussed below, and the guarantees in respect thereof, are equal in right of payment to the Credit Facility, and the guarantees in respect thereof. The liens in respect of the senior secured notes are junior to the liens securing the Credit Facility and guarantees thereof.

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

The Credit Facility requires the Company to observe certain customary conditions, affirmative covenants and negative covenants including financial covenants. The Credit Facility also contains events of default customary for these types of facilities, including, without limitation, payment defaults, material misrepresentations, covenant defaults, bankruptcy and a change of ownership of the Company, NFC or ACP Holding Company, NFC's immediate parent. The Company is prohibited from paying dividends and is restricted to a maximum yearly stock repurchase of $250.

During the quarter ended December 31, 2005, the Company amended the Credit Facility to allow the $6.5 million settlement paid in August 2005 in connection with the Mercer litigation, discussed in the Company's 10-K for the year ended September 30, 2005, to be added back in the calculation of Adjusted EBITDA. The amendment was executed and became effective on December 9, 2005.

At December 31, 2005, the Company is in compliance with existing bank covenants.

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

13% Senior Subordinated Notes due 2013. The Company has outstanding Senior Subordinated Notes due 2013 in the principal amount of $100,000, with a coupon rate of 13%. The obligations under the senior subordinated notes are senior to the Company's subordinated unsecured indebtedness, if any, and are subordinate to the Credit Facility and the senior secured notes. Interest on the senior subordinated notes is payable on a semi-annual basis. Not less than five percent of the interest on the senior subordinated notes will be paid in cash and up to 8% interest may be paid-in-kind. The Company's obligations under the notes are guaranteed on an unsecured basis by each of its wholly owned subsidiaries. Subject to the restrictions in the Credit Facility, the notes are redeemable at our option in whole or in part at any time, with not less than 30 days nor more than 60 days notice, at the redemption price specified in the indenture governing the notes (currently 101% of the principal amount redeemed and 100% beginning September 30, 2006 and thereafter), plus accrued and unpaid interest up to the redemption date. Upon the occurrence of a "change of control" as defined in the indenture governing the notes, the Company may be required to make an offer to purchase the subordinated notes at 101% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the 'purchase date. The subordinated notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments (among other things, currently limiting most dividends and similar payments by Neenah and its subsidiaries to no more than approximately $14 million), (3) liens, (4) restrictions on distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The subordinated notes also contain customary events of default typical to this type of financing, such as, (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.

For the three months ended December 31, 2005 and December 31, 2004, capital expenditures were $3,405 and $4,822, respectively. Both periods represent a level of capital expenditures necessary to maintain equipment and facilities. The 2004 period includes some make-up of deferred capital projects during the three months ended December 31, 2004.

The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the revolving credit facility. After the borrowing of $13,800 on December 30, 2005 to make the interest payment due January 2, 2006, the Company still had remaining availability of $36,612 under the revolving credit facility at December 31, 2005. Net cash used in operating activities for the three months ended December 31, 2005 was $4,306, a decrease of $4,496 from cash provided by operating activities for the three months ended December 31, 2004 of $190. The increase in net cash used in operating activities was due to reductions in accounts payable and accrued wages and payment of $4,700 of additional income taxes during the quarter ended December 31, 2005, offset by a larger decrease in accounts receivable for the quarter ended December 31, 2005 compared to the quarter ended December 31, 2004.

Future Capital Needs. The Company is significantly leveraged and its ability to meet debt obligations will depend upon future operating performance which will be affected by many factors, some of which are beyond the Company's control. Based on the Company's current level of operations, the Company anticipates that its operating cash flows and available credit facilities will be sufficient to fund anticipated operational investments, including working capital and capital expenditure needs, for at least the next twelve months. If, however, the Company is unable to service its debt requirements as they become due or is unable to maintain ongoing compliance with restrictive covenants, the Company may be forced to adopt alternative strategies that may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing indebtedness or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all.

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

A reconciliation of Adjusted EBITDA for the three months ended December 31, 2005, compared to the three months ended December 31, 2004, is provided below (in thousands):

                                     Three Months Ended
                                        December 31,
                                     ------------------
                                       2005       2004
                                     --------   -------
Net income........................    $   720   $   612
Income tax provision.... .........        411       410
Net interest expense .............      8,225     8,411
Depreciation and amortization ....      4,984     4,627
Gain on disposal of equipment ....         (5)       (1)
                                      -------   -------
Adjusted EBITDA
   (as defined above) ............    $14,335   $14,059
                                      =======   =======

----------
CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations outside the ordinary course of our business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes in critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. Although the senior secured notes and senior subordinated notes are subject to fixed interest rates, the Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Credit Facility. If market interest rates for such borrowings change by 1% during the remainder of the fiscal year ending September 30, 2006, the Company's interest expense would increase or decrease by approximately $368 thousand. This analysis does not consider the effects of changes in the level of overall economic activity that could occur due to interest rate changes. Further, in the event of an upward change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

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

                             NEENAH FOUNDRY COMPANY
                           PART II. OTHER INFORMATION

Item 6. EXHIBITS

(a)  Exhibits

10.1 Amendment No. 2, dated December 9, 2005, to Loan and Security Agreement, dated October 8, 2003, by and among Neenah Foundry Company, its subsidiaries party thereto, the various lenders party thereto and Fleet
       Capital Corporation, as agent (incorporated by reference to Exhibit
       10.2(a) to Neenah Foundry Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005)

31.1   Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or
       Rule 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley
       Act of 2002

31.2   Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or
       Rule 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley
       Act of 2002

32     Chief Executive and Chief Financial Officers' certification pursuant to
       18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEENAH FOUNDRY COMPANY


DATE: February 13, 2006                 /s/ Gary W. LaChey
                                        ----------------------------------------
                                        Gary W. LaChey
                                        Corporate Vice President - Finance
                                        (Principal Financial Officer and Duly
                                        Authorized Officer)