Form 10-Q
period 2006-03-31
NEENAH FOUNDRY CO
filed 2006-05-11
CIK 1040599

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

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

Large accelerated filer       Accelerated Filer       Non-accelerated filer  X
                        ---                     ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No  X
    ---    ---

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

On April 30, 2006, the registrant had 1,000 shares of Common Stock, par value $100 per share, outstanding, all of which were owned by NFC Castings, Inc., a wholly owned subsidiary of ACP Holding Company.

                             NEENAH FOUNDRY COMPANY
                                 Form 10-Q Index
                      For the Quarter Ended March 31, 2006

                                                                            Page
                                                                            ----
Part I.  Financial Information

   Item 1. Financial Statements

      Condensed consolidated balance sheets -- Neenah Foundry Company as
      of March 31, 2006 and September 30, 2005                                3

      Condensed consolidated statements of operations -- Neenah Foundry
      Company for the three and six months ended March 31, 2006 and 2005      4

      Condensed consolidated statements of cash flows -- Neenah Foundry
      Company for the six months ended March 31, 2006 and 2005                5

      Notes to condensed consolidated financial statements --
      March 31, 2006                                                          6

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         15

   Item 3. Quantitative and Qualitative Disclosures About Market Risk        21

   Item 4. Controls and Procedures                                           21

Part II. Other Information

   Item 6. Exhibits                                                          22

Signatures                                                                   23

Exhibits                                                                     24

                             NEENAH FOUNDRY COMPANY
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                         March 31,   September 30,
                                                            2006        2005(1)
                                                         ---------   -------------
                                                        (Unaudited)
ASSETS
Current assets:
   Cash .............................................    $     --      $  3,484
   Accounts receivable, net .........................      79,716        85,795
   Inventories ......................................      65,332        59,123
   Deferred income taxes ............................       3,304         3,304
   Other current assets .............................       6,567         6,897
                                                         --------      --------
      Total current assets ..........................     154,919       158,603
Property, plant and equipment .......................     122,667       113,398
Less accumulated depreciation .......................      28,506        22,148
                                                         --------      --------
                                                           94,161        91,250
Deferred financing costs, net .......................       1,943         2,192
Identifiable intangible assets, net .................      65,633        69,192
Goodwill ............................................      86,699        86,699
Other assets ........................................       4,733         4,619
                                                         --------      --------
                                                         $408,088      $412,555
                                                         ========      ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable .................................    $ 28,774      $ 30,305
   Income taxes payable .............................         670         5,562
   Accrued wages and employee benefits ..............      11,109        16,586
   Accrued interest .................................       7,202         7,134
   Other accrued liabilities ........................       3,099         2,411
   Current portion of long-term debt ................      40,651        33,668
                                                         --------      --------
      Total current liabilities .....................      91,505        95,666
Long-term debt ......................................     238,383       238,086
Deferred income taxes ...............................      23,759        23,759
Postretirement benefit obligations ..................      10,559        10,404
Other liabilities ...................................      24,752        27,287
                                                         --------      --------
      Total liabilities .............................     388,958       395,202

Commitments and contingencies

STOCKHOLDER'S EQUITY:
   Common stock, par value $100 per share --
      authorized, issued and outstanding 1,000
         shares .....................................         100           100
   Capital in excess of par value ...................       5,429         5,429
   Retained earnings ................................      20,127        18,350
   Accumulated other comprehensive loss .............      (6,526)       (6,526)
                                                         --------      --------
      Total stockholder's equity ....................      19,130        17,353
                                                         --------      --------
                                                         $408,088      $412,555
                                                         ========      ========

See notes to condensed consolidated financial statements.

(1) The balance sheet as of September 30, 2005 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

                                                   Three Months Ended     Six Months Ended
                                                       March 31,             March 31,
                                                  -------------------   -------------------
                                                    2006       2005       2006       2005
                                                  --------   --------   --------   --------
Net sales .....................................   $130,513   $131,527   $252,227   $253,391
Cost of sales .................................    109,294    111,067    211,918    213,763
                                                  --------   --------   --------   --------
Gross profit ..................................     21,219     20,460     40,309     39,628
Selling, general and administrative expenses ..      9,197      8,331     17,156     16,284
Amortization of intangible assets .............      1,779      1,780      3,559      3,563
Gain on disposal of equipment .................         (3)        --         (8)        (1)
                                                  --------   --------   --------   --------
Total operating expenses ......................     10,973     10,111     20,707     19,846
                                                  --------   --------   --------   --------
Operating income ..............................     10,246     10,349     19,602     19,782
   Net interest expense .......................     (8,323)    (8,389)   (16,548)   (16,800)
                                                  --------   --------   --------   --------
Income before income taxes ....................      1,923      1,960      3,054      2,982
Income tax provision ..........................        866        785      1,277      1,195
                                                  --------   --------   --------   --------
Net income ....................................   $  1,057   $  1,175   $  1,777   $  1,787
                                                  ========   ========   ========   ========

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                         Six Months Ended
                                                                             March 31,
                                                                        ------------------
                                                                          2006       2005
                                                                        --------   -------
OPERATING ACTIVITIES
Net income ..........................................................   $  1,777   $ 1,787
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Depreciation and amortization ....................................     10,007     9,299
   Amortization of deferred financing costs and discount on notes ...      1,041     1,033
   Changes in operating assets and liabilities ......................    (13,438)   (7,042)
                                                                        --------   -------
      Net cash provided by (used in) operating
         activities .................................................       (613)    5,077

INVESTING ACTIVITIES
Purchase of property, plant and equipment ...........................     (9,359)   (8,226)
                                                                        --------   -------
      Net cash used in investing
         activities .................................................     (9,359)   (8,226)

FINANCING ACTIVITIES
Net change in revolver balance ......................................      6,851     6,210
Proceeds from long-term debt ........................................      1,244        --
Payments on long-term debt and capital lease obligations ............     (1,607)   (2,910)
Debt issuance costs .................................................         --      (151)
                                                                        --------   -------
      Net cash provided by financing
         activities .................................................      6,488     3,149
                                                                        --------   -------
Decrease in cash ....................................................     (3,484)       --
Cash at beginning of period .........................................      3,484        --
                                                                        --------   -------
Cash at end of period ...............................................   $     --   $    --
                                                                        ========   =======

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In thousands)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah Foundry Company's Annual Report on Form 10-K for the year ended September 30, 2005.

NOTE 2 -- INVENTORIES

The components of inventories are as follows:

                                         March 31,   September 30,
                                            2006          2005
                                         ---------   -------------
Raw materials ........................    $ 6,182       $ 6,905
Work in process and finished goods ...     43,115        37,088
Supplies .............................     16,035        15,130
                                          -------       -------
                                          $65,332       $59,123
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

NOTE 4 -- EMPLOYEE BENEFIT PLANS

COMPONENTS OF NET PERIODIC BENEFIT COST

The Company has five defined-benefit pension plans covering the majority of its hourly employees and also sponsors unfunded defined benefit postretirement health care plans covering substantially all salaried and hourly employees and their dependents. Components of net periodic benefit costs are as follows for the three and six months ended March 31, 2006 and 2005 (in thousands):

                                           Pension        Postretirement
                                           Benefits          Benefits
                                       ---------------   ---------------
                                         Three Months      Three Months
                                       Ended March 31,   Ended March 31,
                                       ---------------   ---------------
                                         2006     2005     2006   2005
                                       -------   -----    -----   ----
Service cost                           $   667   $ 487    $  68   $ 75
Interest cost                            1,052     883      160    137
Expected return on plan assets          (1,141)   (899)      --     --
Amortization of prior service credit        --      --      (10)    (6)
Recognized net actuarial loss (gain)         6      --     (108)    (7)
                                       -------   -----    -----   ----
Net periodic benefit cost              $   584   $ 471    $ 110   $199
                                       =======   =====    =====   ====

                                                            Postretirement
                                        Pension Benefits       Benefits
                                       -----------------   ---------------
                                           Six Months         Six Months
                                        Ended March 31,    Ended March 31,
                                       -----------------   ---------------
                                         2006      2005      2006   2005
                                       -------   -------    -----   ----
Service cost                           $ 1,335   $   973    $ 136   $150
Interest cost                            2,103     1,767      320    275
Expected return on plan assets          (2,281)   (1,799)      --     --
Amortization of prior service credit        --        --      (20)   (12)
Recognized net actuarial loss (gain)        11        --     (216)   (15)
                                       -------   -------    -----   ----
Net periodic benefit cost              $ 1,168   $   941    $ 220   $398
                                       =======   =======    =====   ====

EMPLOYER CONTRIBUTIONS

For the six months ended March 31, 2006, $3,500 of contributions have been made to the defined-benefit pension plans. The Company presently anticipates contributing an additional $3,400 to fund its pension plans in fiscal 2006 for a total of $6,900.

NOTE 5 -- GUARANTOR SUBSIDIARIES

The following tables present condensed consolidating financial information as of March 31, 2006 and September 30, 2005 and for the three and six months ended March 31, 2006 and 2005 for: (a) Neenah Foundry Company ("Neenah") and (b) on a combined basis, the guarantors of the 11% Senior Secured Notes due 2010 and 13% Senior Subordinated Notes due 2013, which include all of the wholly owned subsidiaries of Neenah (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2006

                                                         Subsidiary
                                               Neenah    Guarantors   Eliminations   Consolidated
                                              --------   ----------   ------------   ------------
ASSETS

Current assets:
   Cash                                       $    (87)   $     87     $      --       $     --
   Accounts receivable, net                     32,771      46,945            --         79,716
   Inventories                                  28,139      37,193            --         65,332
   Deferred income taxes                         4,537      (1,233)           --          3,304
   Other current assets                          4,053       2,514            --          6,567
                                              --------    --------     ---------       --------
Total current assets                            69,413      85,506            --        154,919
Investments in and advances to subsidiaries    117,233          --      (117,233)            --
Property, plant and equipment, net              38,443      55,718            --         94,161
Deferred financing costs and identifiable
   intangible assets, net                       50,635      16,941            --         67,576
Goodwill                                        86,699          --            --         86,699
Other assets                                     1,834       2,899            --          4,733
                                              --------    --------     ---------       --------
                                              $364,257    $161,064     $(117,233)      $408,088
                                              ========    ========     =========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable                           $  7,449    $ 21,325     $      --       $ 28,774
   Net intercompany payable                         --      87,485       (87,485)            --
   Income taxes payable                          1,240        (570)           --            670
   Accrued liabilities                          13,207       8,203            --         21,410
   Current portion of long-term debt            40,507         144            --         40,651
                                              --------    --------     ---------       --------
Total current liabilities                       62,403     116,587       (87,485)        91,505
Long-term debt                                 237,230       1,153            --        238,383
Deferred income taxes                           20,539       3,220            --         23,759
Postretirement benefit obligations              10,559          --            --         10,559
Other liabilities                               14,396      10,356            --         24,752
Stockholder's equity                            19,130      29,748       (29,748)        19,130
                                              --------    --------     ---------       --------
                                              $364,257    $161,064     $(117,233)      $408,088
                                              ========    ========     =========       ========

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2005

                                                         Subsidiary
                                               Neenah    Guarantors   Eliminations   Consolidated
                                              --------   ----------   ------------   ------------
ASSETS

Current assets:
   Cash                                       $  4,952    $ (1,468)    $      --       $  3,484
   Accounts receivable, net                     37,085      48,710            --         85,795
   Inventories                                  22,754      36,369            --         59,123
   Deferred income taxes                         4,537      (1,233)           --          3,304
   Other current assets                          3,908       2,989            --          6,897
                                              --------    --------     ---------       --------
Total current assets                            73,236      85,367            --        158,603
Investments in and advances to subsidiaries    114,430          --      (114,430)            --
Property, plant and equipment, net              36,519      54,731            --         91,250
Deferred financing costs and identifiable
   intangible assets, net                       53,736      17,648            --         71,384
Goodwill, net                                   86,699          --            --         86,699
Other assets                                     1,834       2,785            --          4,619
                                              --------    --------     ---------       --------
                                              $366,454    $160,531     $(114,430)      $412,555
                                              ========    ========     =========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable                           $  8,442    $ 21,863     $      --       $ 30,305
   Net intercompany payable                         --      81,907       (81,907)            --
   Income taxes payable                          5,562          --            --          5,562
   Accrued liabilities                          15,304      10,827            --         26,131
   Current portion of long-term debt            33,658          10            --         33,668
                                              --------    --------     ---------       --------
Total current liabilities                       62,966     114,607       (81,907)        95,666
Long-term debt                                 238,015          71            --        238,086
Deferred income taxes                           20,539       3,220            --         23,759
Postretirement benefit obligations              10,404          --            --         10,404
Other liabilities                               17,177      10,110            --         27,287
Stockholder's equity                            17,353      32,523       (32,523)        17,353
                                              --------    --------     ---------       --------
                                              $366,454    $160,531     $(114,430)      $412,555
                                              ========    ========     =========       ========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006

                                                            Subsidiary
                                                   Neenah   Guarantors   Eliminations   Consolidated
                                                  -------   ----------   ------------   ------------
Net sales                                         $55,249    $76,813       $(1,549)       $130,513
Cost of sales                                      41,504     69,339        (1,549)        109,294
                                                  -------    -------       -------        --------
Gross profit                                       13,745      7,474            --          21,219
Selling, general and administrative expenses        5,025      4,172            --           9,197
Amortization of intangible assets                   1,426        353            --           1,779
Gain on disposal of equipment                          (3)        --            --              (3)
                                                  -------    -------       -------        --------
Operating income                                    7,297      2,949            --          10,246
Net interest expense                               (4,478)    (3,845)           --          (8,323)
                                                  -------    -------       -------        --------
Income (loss) before income taxes and equity in
   loss of subsidiaries                             2,819       (896)           --           1,923
Income tax provision (benefit)                      1,270       (404)           --             866
                                                  -------    -------       -------        --------
                                                    1,549       (492)           --           1,057
Equity in loss of subsidiaries                       (492)        --           492              --
                                                  -------    -------       -------        --------
Net income (loss)                                 $ 1,057    $  (492)      $   492        $  1,057
                                                  =======    =======       =======        ========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005

                                                         Subsidiary
                                                Neenah   Guarantors   Eliminations   Consolidated
                                               -------   ----------   ------------   ------------
Net sales                                      $50,486    $82,363       $(1,322)       $131,527
Cost of sales                                   39,680     72,709        (1,322)        111,067
                                               -------    -------       -------        --------
Gross profit                                    10,806      9,654            --          20,460
Selling, general and administrative expenses     4,101      4,230            --           8,331
Amortization of intangible assets                1,426        354            --           1,780
                                               -------    -------       -------        --------
Operating income                                 5,279      5,070            --          10,349
Net interest expense                            (4,484)    (3,905)           --          (8,389)
                                               -------    -------       -------        --------
Income before income taxes and equity
   in loss of subsidiaries                         795      1,165            --           1,960
Income tax provision                               318        467            --             785
                                               -------    -------       -------        --------
                                                   477        698            --           1,175
Equity in income of subsidiaries                   698         --          (698)             --
                                               -------    -------       -------        --------
Net income                                     $ 1,175    $   698       $  (698)       $  1,175
                                               =======    =======       =======        ========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2006

                                                             Subsidiary
                                                   Neenah    Guarantors   Eliminations   Consolidated
                                                  --------   ----------   ------------   ------------
Net sales                                         $107,622    $147,699      $(3,094)       $252,227
Cost of sales                                       80,993     134,019       (3,094)        211,918
                                                  --------    --------      -------        --------
Gross profit                                        26,629      13,680           --          40,309
Selling, general and administrative expenses         9,130       8,026           --          17,156
Amortization of intangible assets                    2,852         707           --           3,559
Loss (gain) on disposal of equipment                    (9)          1           --              (8)
                                                  --------    --------      -------        --------
Operating income                                    14,656       4,946           --          19,602
Net interest expense                                (8,831)     (7,717)          --         (16,548)
                                                  --------    --------      -------        --------
Income (loss) before income taxes and equity in
   loss of subsidiaries                              5,825      (2,771)          --           3,054
Income tax provision (benefit)                       2,436      (1,159)          --           1,277
                                                  --------    --------      -------        --------
                                                     3,389      (1,612)          --           1,777
Equity in loss of subsidiaries                      (1,612)         --        1,612              --
                                                  --------    --------      -------        --------
Net income (loss)                                 $  1,777    $ (1,612)     $ 1,612        $  1,777
                                                  ========    ========      =======        ========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2005

                                                           Subsidiary
                                                Neenah     Guarantors   Eliminations   Consolidated
                                               --------    ----------   ------------   ------------
Net sales                                      $105,521     $150,659      $(2,789)       $253,391
Cost of sales                                    82,638      133,914       (2,789)        213,763
                                               --------     --------      -------        --------
Gross profit                                     22,883       16,745           --          39,628
Selling, general and administrative expenses      8,427        7,857           --          16,284
Amortization of intangible assets                 2,853          710           --           3,563
Gain on disposal of equipment                        (1)          --           --              (1)
                                               --------     --------      -------        --------
Operating income                                 11,604        8,178           --          19,782
Net interest expense                             (8,920)      (7,880)          --         (16,800)
                                               --------     --------      -------        --------
Income before income taxes and equity
   in loss of subsidiaries                        2,684          298           --           2,982
Income tax provision                              1,076          119           --           1,195
                                               --------     --------      -------        --------
                                                  1,608          179           --           1,787
Equity in income of subsidiaries                    179           --         (179)             --
                                               --------     --------      -------        --------
Net income                                     $  1,787     $    179      $  (179)       $  1,787
                                               ========     ========      =======        ========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2006

                                                                      Subsidiary
                                                            Neenah    Guarantors   Eliminations   Consolidated
                                                           --------   ----------   ------------   ------------
OPERATING ACTIVITIES
Net income (loss)                                          $  1,777    $(1,612)      $ 1,612        $  1,777
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
   Depreciation and amortization                              4,335      5,672            --          10,007
   Amortization of deferred financing costs and
      discount on notes                                       1,041         --            --           1,041
   Changes in operating assets and liabilities              (11,180)    (2,258)           --         (13,438)
                                                           --------    -------       -------        --------
Net cash provided by (used in) operating activities          (4,027)     1,802         1,612            (613)

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                  (2,879)     4,491        (1,612)             --
Purchase of property, plant and equipment                    (3,406)    (5,953)           --          (9,359)
                                                           --------    -------       -------        --------
Net cash used in investing activities                        (6,285)    (1,462)       (1,612)         (9,359)

FINANCING ACTIVITIES
Net change in revolver balance                                6,851         --            --           6,851
Proceeds from long-term debt                                     --      1,244            --           1,244
Payments on long-term debt and capital lease obligations     (1,578)       (29)           --          (1,607)
                                                           --------    -------       -------        --------
Net cash provided by financing activities                     5,273      1,215            --           6,488
                                                           --------    -------       -------        --------
Increase (decrease) in cash                                  (5,039)     1,555            --          (3,484)
Cash at beginning of period                                   4,952     (1,468)           --           3,484
                                                           --------    -------       -------        --------
Cash at end of period                                      $    (87)   $    87       $    --        $     --
                                                           ========    =======       =======        ========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2005

                                                                      Subsidiary
                                                            Neenah    Guarantors   Eliminations   Consolidated
                                                           --------   ----------   ------------   ------------
OPERATING ACTIVITIES
Net income                                                 $  1,787    $    179        $(179)        $ 1,787
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                              4,053       5,246           --           9,299
   Amortization of deferred financing costs and
      discount on notes                                       1,033          --           --           1,033
   Changes in operating assets and liabilities                7,399     (14,441)          --          (7,042)
                                                           --------    --------        -----         -------
Net cash provided by (used in)
   operating activities                                      14,272      (9,016)        (179)          5,077

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                 (16,765)     16,586          179              --
Purchase of property, plant and equipment                    (4,615)     (3,611)          --          (8,226)
                                                           --------    --------        -----         -------
Net cash provided by (used in)
   investing activities                                     (21,380)     12,975          179          (8,226)

FINANCING ACTIVITIES
Net change in revolver balance                                6,210          --                        6,210
Payments on long-term debt and capital lease obligations     (1,577)     (1,333)                      (2,910)
Deferred financing costs                                       (151)         --           --            (151)
                                                           --------    --------        -----         -------
Net cash provided by (used in) financing activities           4,482      (1,333)          --           3,149
                                                           --------    --------        -----         -------
Increase (decrease) in cash                                  (2,626)      2,626           --              --
Cash at beginning of period                                   1,683      (1,683)          --              --
                                                           --------    --------        -----         -------
Cash at end of period                                      $   (943)   $    943        $  --         $    --
                                                           ========    ========        =====         =======

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

                                                Three months ended     Six months ended
                                                    March 31,             March 31,
                                               -------------------   -------------------
                                                 2006       2005       2006       2005
                                               --------   --------   --------   --------
Revenues from continuing operations:
   Castings                                    $117,439   $116,916   $226,517   $226,634
   Forgings                                      10,155     12,669     20,061     23,364
   Other                                          5,767      6,009     11,059     11,270
   Elimination of intersegment revenues          (2,848)    (4,067)    (5,410)    (7,877)
                                               --------   --------   --------   --------
Consolidated                                   $130,513   $131,527   $252,227   $253,391
                                               ========   ========   ========   ========

Income (loss) from continuing operations:
   Castings                                    $    306   $  1,004   $ (1,129)  $   (703)
   Forgings                                        (679)       836       (875)     1,310
   Other                                            537        853      1,009      1,474
   Elimination of intersegment (income) loss        893     (1,518)     2,772       (294)
                                               --------   --------   --------   --------
Consolidated                                   $  1,057   $  1,175   $  1,777   $  1,787
                                               ========   ========   ========   ========

                                        March 31,   September 30,
                                           2006          2005
                                        ---------   -------------
 Total assets:
   Castings                             $474,901      $475,725
   Forgings                                5,637         7,040
   Other                                  16,220        13,268
   Elimination of intersegment assets    (88,670)      (83,478)
                                        --------      --------
Consolidated                            $408,088      $412,555
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

RECENT DEVELOPMENTS

Major Customer Declares Bankruptcy. On March 3, 2006, Dana Corporation ("Dana"), a major customer of the Company, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The total accounts receivable owed to the Company by Dana on March 3, 2006 were approximately $4.7 million. Total payments received from Dana in the 90 days preceding the bankruptcy filing were approximately $7.4 million. Sales to Dana accounted for approximately 7%, 5%, 6% and 6% of the Company's net sales for the fiscal years ended September 30, 2003, 2004, 2005 and the six months ended March 31, 2006, respectively. These amounts reflect the Company's transactions directly with Dana and exclude Dana products supplied to machine shops, which are not owned by Dana but whose business sourcing is controlled by Dana. The Company is currently in negotiations with Dana concerning payment of outstanding accounts receivable owed to the Company. The Company has reflected its estimate of the amounts that will not be collected in the accompanying financial statements. Since the bankruptcy process is still in the early stages, it is very fluid, and therefore difficult to precisely calculate any losses that may result from this process. Accordingly, actual results may differ, requiring adjustments to the allowance. The Company has engaged legal counsel to monitor the proceedings and to assist in negotiations as required.

RESULTS OF OPERATIONS (dollars in thousands)

The following discussions compare the results of operations of the Company for the three and six months ended March 31, 2006, to the results of the operations of the Company for the three and six months ended March 31, 2005.

Three Months Ended March 31, 2006 and 2005

Net sales. Net sales for the three months ended March 31, 2006 were $130,513, which are $1,014 or .8% lower than the quarter ended March 31, 2005. Reduced shipments of products to the industrial (HVAC and heavy-duty truck) markets, somewhat offset by increased sales of municipal products, resulted in a slightly lower level of net sales for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Gross profit. Gross profit for the three months ended March 31, 2006 was $21,219, an increase of $759, or 3.7%, as compared to the quarter ended March 31, 2005. Gross profit as a percentage of net sales increased to 16.3% for the three months ended March 31, 2006 from 15.6% for the three months ended March 31, 2005. The increase in gross profit resulted from a more favorable mix of products sold throughout the Company during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2006 were $9,197, an increase of $866, or 10.4%, as compared to the $8,331 for the quarter ended March 31, 2005. Selling, general and administrative expenses as a percentage of net sales increased to 7.0% for the quarter ended March 31, 2006 from 6.3% for the quarter ended March 31, 2005. The increase in selling, general and administrative expenses is due mainly to increased costs related to existing health care plans and estimated bad debts.

Amortization of intangible assets. Amortization of intangible assets was $1,779 for the three months ended March 31, 2006, which is comparable to the $1,780 for the quarter ended March 31, 2005.

Operating income. Operating income was $10,246 for the three months ended March 31, 2006, a decrease of $103 from operating income of $10,349 for the quarter ended March 31, 2005. As a percentage of net sales, operating income was 7.9% for the three months ended March 31, 2006 and 2005.

Net interest expense. Net interest expense was $8,323 for the three months ended March 31, 2006 compared to $8,389 for the quarter ended March 31, 2005. Interest expense for the three months ended March 31, 2006 included amortization of bond discount of $396 and amortization of deferred financing costs of $125.

Income tax provision. The effective tax rate for the second quarter of 2006 and 2005 was 45% and 40%, respectively. The effective tax rate for the three months ended March 31, 2006 includes the impact of the resolution of an IRS tax audit, partially offset by the estimated favorable impact of the Production Activities Deduction as permitted under the American Jobs Creation Act of 2004.

Six Months Ended March 31, 2006 and 2005

Net sales. Net sales for the six months ended March 31, 2006 were $252,227, which are $1,164 or .5% lower than six months ended March 31, 2005. Reduced shipments of products to the industrial (HVAC and heavy-duty truck) markets, somewhat offset by increased sales of municipal products, resulted in a slightly lower level of net sales for the six months ended March 31, 2006 compared to the six months ended March 31, 2005.

Gross profit. Gross profit for the six months ended March 31, 2006 was $40,309, an increase of $681, or 1.7%, as compared to the six months ended March 31, 2005. Gross profit as a percentage of net sales was 16.0% for the six months ended March 31, 2006, compared to 15.6% for the six months ended March 31, 2005. The increase in gross profit resulted from a more favorable mix of products sold throughout the Company during the six months ended March 31, 2006 as compared to the six months ended March 31, 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended March 31, 2006 were $17,156, an increase of $872, or 5.4%, as compared to the $16,284 for the six months ended March 31, 2005. Selling, general and administrative expenses as a percentage of net sales were 6.8% for the six months ended March 31, 2006, compared to 6.4% for the six months ended March 31, 2005. The increase in selling, general and administrative expenses is due mainly to increased costs related to existing health care plans and estimated bad debts.

Amortization of intangible assets. Amortization of intangible assets was $3,559 for the six months ended March 31, 2006, which is comparable to the $3,563 for the six months ended March 31, 2005.

Operating income. Operating income was $19,602 for the six months ended March 31, 2006, a decrease of $180 from operating income of $19,782 for the six months ended March 31, 2005. As a percentage of net sales, operating income was 7.8% for the six months ended March 31, 2006 and 2005.

Net interest expense. Net interest expense was $16,548 for the six months ended March 31, 2006 compared to $16,800 for the six months ended March 31, 2005. Interest expense for the six months ended March 31, 2006 included amortization of bond discount of $792 and amortization of deferred financing costs of $249.

Income tax provision. The effective tax rate for the six months ended March 31, 2006 and 2005 was 42% and 40%, respectively. The effective tax rate for the six months ended March 31, 2006 includes the impact of the resolution of an IRS tax audit, partially offset by the estimated favorable impact of the Production Activities Deduction as permitted under the American Jobs Creation Act of 2004.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

Credit Facility

The Company's bank Loan and Security Agreement, as amended (the "Credit Facility"), consists of a revolving credit facility of up to $92,085 (with a $5,000 sublimit available for letters of credit and term loans in the aggregate original principal amount of $22,085). The Credit Facility matures on October 8, 2009, and bears interest at rates based on the lenders' Base Rate, as defined in the Credit Facility, or an adjusted rate based on LIBOR. Availability under the Credit Facility is based on various advance rates against the Company's accounts receivable and inventory. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed subject to the terms of the facility. At March 31, 2006, the Company had approximately $37,400 outstanding under the revolving credit facility and approximately $15,000 outstanding under the term loan facility. No portion of the term loan, once repaid, may be reborrowed.

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

At March 31, 2006, the Company is in compliance with existing bank covenants.

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

For the six months ended March 31, 2006 and March 31, 2005, capital expenditures were $9,359 and $8,226, respectively. Both periods represent a level of capital expenditures necessary to maintain equipment and facilities. Capital spending for the six months ended March 31, 2006 includes $541 for MACT (Maximum Achievable Control Technology) compliance at Neenah and Dalton.

The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the revolving credit facility. The Company had remaining availability of $39,747 under the revolving credit facility at March 31, 2006. Net cash used in operating activities for the six months ended March 31, 2006 was $613, a decrease of $5,690 from cash provided by operating activities for the six months ended March 31, 2005 of $5,077. The increase in net cash used in operating activities was due to reductions in accounts payable and accrued wages, payment of $4,700 of additional income taxes and $2,600 of additional pension contributions during the six months ended March 31, 2006, offset by a larger decrease in accounts receivable for the six months ended March 31, 2006 compared to the six months ended March 31, 2005.

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

A reconciliation of Adjusted EBITDA for the three and six months ended March 31, 2006, compared to the three and six months ended March 31, 2005, is provided below (in thousands):

                                          Three Months Ended    Six Months Ended
                                              March 31,            March 31,
                                         -------------------   -----------------
                                            2006       2005      2006      2005
                                         ---------   -------   -------   -------
Net income ...........................    $ 1,057    $ 1,175   $ 1,777   $ 1,787
Income tax provision .................        866        785     1,277     1,195
Net interest expense .................      8,323      8,389    16,548    16,800
Depreciation and amortization ........      5,023      4,672    10,007     9,299
Gain on disposal of equipment ........         (3)        --        (8)       (1)
Gregg write-off of lease deposits ....         --        104        --       104
                                          -------    -------   -------   -------
Adjusted EBITDA (as defined above) ...    $15,266    $15,125   $29,601   $29,184
                                          =======    =======   =======   =======

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

     Interest Rate Sensitivity. Although the senior secured notes and senior subordinated notes are subject to fixed interest rates, the Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Credit Facility. If market interest rates for such borrowings change by 1% during the remainder of the fiscal year ending September 30, 2006, the Company's interest expense would increase or decrease by approximately $249. This analysis does not consider the effects of changes in the level of overall economic activity that could occur due to interest rate changes. Further, in the event of an upward change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

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

                                        NEENAH FOUNDRY COMPANY


DATE: May 11, 2006                      /s/ Gary W. LaChey
                                        ----------------------------------------
                                        Gary W. LaChey
                                        Corporate Vice President - Finance
                                        (Principal Financial Officer and
                                        Duly Authorized Officer)