Form 10-Q
period 2006-06-30
NEENAH FOUNDRY CO
filed 2006-08-11
CIK 1040599

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2006

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

On July 31, 2006, the registrant had 1,000 shares of Common Stock, par value $100 per share, outstanding, all of which were owned by NFC Castings, Inc., a wholly owned subsidiary of ACP Holding Company.

                             NEENAH FOUNDRY COMPANY
                                 Form 10-Q Index
                       For the Quarter Ended June 30, 2006

                                                                                                            Page
                                                                                                            ----
Part I. Financial Information
    Item 1. Financial Statements
Condensed consolidated balance sheets -- Neenah Foundry Company as of June 30, 2006 and September 30,
2005                                                                                                           3
Condensed consolidated statements of operations -- Neenah Foundry Company for the three and nine months
ended June 30, 2006 and 2005                                                                                   4
Condensed consolidated statements of cash flows -- Neenah Foundry Company for the nine months
ended June 30, 2006 and 2005                                                                                   5
Notes to condensed consolidated financial statements -- June 30, 2006                                          6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations             15

    Item 3. Quantitative and Qualitative Disclosures About Market Risk                                        21

    Item 4. Controls and Procedures                                                                           21

Part II.  Other Information
    Item 6. Exhibits                                                                                          22

Signatures                                                                                                    23

                             NEENAH FOUNDRY COMPANY
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                           June 30,      September 30,
                                                                            2006           2005(1)
                                                                         -----------     -------------
                                                                         (Unaudited)
ASSETS
Current assets:
  Cash................................................................   $         -     $       3,484
  Accounts receivable, net............................................        86,826            85,795
  Inventories.........................................................        66,342            59,123
  Deferred income taxes...............................................         3,304             3,304
  Other current assets................................................         7,299             6,897
                                                                         -----------     -------------
       Total current assets...........................................       163,771           158,603

Property, plant and equipment.........................................       126,640           113,398
Less accumulated depreciation.........................................        31,725            22,148
                                                                         -----------     -------------
                                                                              94,915            91,250

Deferred financing costs, net.........................................         1,819             2,192
Identifiable intangible assets, net...................................        63,853            69,192
Goodwill..............................................................        86,699            86,699
Other assets..........................................................         4,710             4,619
                                                                         -----------     -------------
                                                                         $   415,767     $     412,555
                                                                         ===========     =============
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable ...................................................   $    31,651     $      30,305
  Income taxes payable ...............................................         4,527             5,562
  Accrued wages and employee benefits ................................        12,486            16,586
  Accrued interest ...................................................           243             7,134
  Other accrued liabilities ..........................................         2,938             2,411
  Current portion of long-term debt ..................................        43,599            33,668
                                                                         -----------     -------------
       Total current liabilities ...................                          95,444            95,666

Long-term debt .......................................................       237,947           238,086
Deferred income taxes ................................................        23,759            23,759
Postretirement benefit obligations ...................................        10,637            10,404
Other liabilities ....................................................        22,008            27,287
                                                                         -----------     -------------
       Total liabilities ...........................                         389,795           395,202

Commitments and contingencies

STOCKHOLDER'S EQUITY:
 Common stock, par value $100 per share -- authorized, issued and
 outstanding 1,000 shares.............................................           100               100
 Capital in excess of par value.......................................         5,429             5,429
 Retained earnings....................................................        26,969            18,350
 Accumulated other comprehensive loss.................................        (6,526)           (6,526)
                                                                         -----------     -------------
       Total stockholder's equity.............................                25,972            17,353
                                                                         -----------     -------------
                                                                         $   415,767     $     412,555
                                                                         ===========     =============

See notes to condensed consolidated financial statements.

----------
(1) The balance sheet as of September 30, 2005 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

                             NEENAH FOUNDRY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (In thousands)

                                                                               Three Months Ended            Nine Months Ended
                                                                                    June 30,                     June 30,
                                                                          ----------------------------    ------------------------
                                                                              2006            2005           2006         2005
                                                                          ------------    ------------    ----------    ----------
Net sales ............................................................    $    147,724    $    145,685    $  399,951    $  399,076
Cost of sales ........................................................         117,773         114,338       329,691       328,101
                                                                          ------------    ------------    ----------    ----------
Gross profit .........................................................          29,951          31,347        70,260        70,975
Selling, general and administrative expenses .........................           8,737           8,884        25,893        25,168
Litigation settlement ................................................               -           6,500             -         6,500
Amortization of intangible assets.....................................           1,780           1,778         5,339         5,341
Loss (gain) on disposal of equipment .................................             (11)            104           (19)          103
                                                                          ------------    ------------    ----------    ----------
Total operating expenses..............................................          10,506          17,266        31,213        37,112
                                                                          ------------    ------------    ----------    ----------
Operating income .....................................................          19,445          14,081        39,047        33,863
  Net interest expense ...............................................          (8,362)         (8,328)      (24,910)      (25,128)
                                                                          ------------    ------------    ----------    ----------
Income before income taxes ...........................................          11,083           5,753        14,137         8,735
Income tax provision .................................................           4,241           2,302         5,518         3,497
                                                                          ------------    ------------    ----------    ----------
Net income ...........................................................    $      6,842    $      3,451    $    8,619    $    5,238
                                                                          ============    ============    ==========    ==========

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                            Nine Months Ended
                                                                                June 30,
                                                                         -------------------------
                                                                            2006          2005
                                                                         -----------    ----------
OPERATING ACTIVITIES

Net income ..........................................................    $     8,619    $    5,238
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization ....................................         15,042        13,944
   Amortization of deferred financing costs and discount on notes....          1,561         1,573
   Changes in operating assets and liabilities.......................        (23,942)       (5,936)
                                                                         -----------    ----------
        Net cash provided by operating activities  ..................          1,280        14,819

INVESTING ACTIVITIES
Purchase of property, plant and equipment ...........................        (13,368)      (11,499)
                                                                         -----------    ----------
        Net cash used in investing activities........................        (13,368)      (11,499)

FINANCING ACTIVITIES
Net change in revolver balance.......................................          9,792           732
Proceeds from long-term debt ........................................          1,244             -
Payments on long-term debt and capital lease obligations.............         (2,432)       (3,901)
Debt issuance costs..................................................          -              (151)
                                                                         -----------    ----------
        Net cash provided by (used in) financing activities..........          8,604        (3,320)
                                                                         -----------    ----------
Decrease in cash ....................................................         (3,484)            -
Cash at beginning of period .........................................          3,484             -
                                                                         -----------    ----------
Cash at end of period ...............................................    $         -    $        -
                                                                         ===========    ==========

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In thousands)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah Foundry Company's Annual Report on Form 10-K for the year ended September 30, 2005.

NOTE 2 -- INVENTORIES

The components of inventories are as follows:

                                                June 30,      September 30,
                                                  2006            2005
                                              ------------    -------------
Raw materials ...........................     $      6,499    $       6,905
Work in process and finished goods ......           43,658           37,088
Supplies ................................           16,185           15,130
                                              ------------    -------------
                                              $     66,342    $      59,123
                                              ============    =============

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to adopt FIN 48 beginning in fiscal year 2008 and is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial statements and notes thereto.

NOTE 4 -- EMPLOYEE BENEFIT PLANS

COMPONENTS OF NET PERIODIC BENEFIT COST

The Company has five defined-benefit pension plans covering the majority of its hourly employees and also sponsors unfunded defined benefit postretirement health care plans covering substantially all salaried and hourly employees and their dependents. Components of net periodic benefit costs are as follows for the three and nine months ended June 30, 2006 and 2005 (in thousands):

                                               Pension Benefits            Postretirement Benefits
                                         ---------------------------     ---------------------------
                                         Three Months Ended June 30,     Three Months Ended June 30,
                                         ---------------------------     ---------------------------
                                            2006           2005             2006            2005
                                         -----------    ------------     -----------    ------------
Service cost                             $       668    $        535     $        68    $         75
Interest cost                                  1,051           1,066             160             137
Expected return on plan assets                (1,140)         (1,194)              -               -
Amortization of prior service credit               -               -             (10)             (6)
Recognized net actuarial loss (gain)               5               -            (108)             (7)
                                         -----------    ------------     -----------    ------------
Net periodic benefit cost                $       584    $        407     $       110    $        199
                                         ===========    ============     ===========    ============

                                               Pension Benefits            Postretirement Benefits
                                         ---------------------------     ---------------------------
                                         Nine Months Ended June 30,      Nine Months Ended June 30,
                                         ---------------------------     ---------------------------
                                            2006           2005             2006           2005
                                         -----------    ------------     -----------    ------------
Service cost                             $     2,003    $      1,508     $       202    $        225
Interest cost                                  3,154           2,833             480             413
Expected return on plan assets                (3,421)         (2,993)              -               -
Amortization of prior service credit               -               -             (30)            (19)
Recognized net actuarial loss (gain)              16               -            (322)            (23)
                                         -----------    ------------     -----------    ------------
Net periodic benefit cost                $     1,752    $      1,348     $       330    $        596
                                         ===========    ============     ===========    ============

EMPLOYER CONTRIBUTIONS

For the nine months ended June 30, 2006, $6,900 of contributions have been made to the defined-benefit pension plans. The Company presently anticipates making no additional contributions to its pension plans in fiscal 2006.

NOTE 5 -- GUARANTOR SUBSIDIARIES

The following tables present condensed consolidating financial information as of June 30, 2006 and September 30, 2005 and for the three and nine months ended June 30, 2006 and 2005 for: (a) Neenah Foundry Company ("Neenah") and (b) on a combined basis, the guarantors of the 11% Senior Secured Notes due 2010 and 13% Senior Subordinated Notes due 2013, which include all of the wholly owned subsidiaries of Neenah (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2006

                                                                                     Subsidiary
                                                                      Neenah         Guarantors    Eliminations   Consolidated
                                                                   -----------------------------------------------------------
ASSETS
Current assets:
  Cash                                                             $         452    $       (452)  $          -   $          -
  Accounts receivable, net                                                41,698          45,128              -         86,826
  Inventories                                                             27,177          39,165              -         66,342
  Deferred income taxes                                                    4,537          (1,233)             -          3,304
  Other current assets                                                     5,090           2,209              -          7,299
                                                                   -----------------------------------------------------------
Total current assets                                                      78,954          84,817              -        163,771

Investments in and advances to subsidiaries                              114,939               -       (114,939)             -
Property, plant and equipment, net                                        39,598          55,317              -         94,915
Deferred financing costs and identifiable intangible assets, net          49,085          16,587              -         65,672
Goodwill                                                                  86,699               -              -         86,699
Other assets                                                               1,834           2,876              -          4,710
                                                                   -----------------------------------------------------------
                                                                   $     371,109    $    159,597   $   (114,939)  $    415,767
                                                                   ===========================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                                 $       8,899    $     22,752   $          -   $     31,651
  Net intercompany payable                                                     -          85,328        (85,328)             -
  Income taxes payable                                                     5,209            (682)             -          4,527
  Accrued liabilities                                                      6,684           8,983              -         15,667
  Current portion of long-term debt                                       43,448             151              -         43,599
                                                                   -----------------------------------------------------------
Total current liabilities                                                 64,240         116,532        (85,328)        95,444

Long-term debt                                                           236,838           1,109              -        237,947
Deferred income taxes                                                     20,539           3,220              -         23,759
Postretirement benefit obligations                                        10,637               -              -         10,637
Other liabilities                                                         12,883           9,125              -         22,008
Stockholder's equity                                                      25,972          29,611        (29,611)        25,972
                                                                   -----------------------------------------------------------
                                                                   $     371,109    $    159,597   $   (114,939)  $    415,767
                                                                   ===========================================================

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2005

                                                                                     Subsidiary
                                                                      Neenah         Guarantors    Eliminations   Consolidated
                                                                   -----------------------------------------------------------
ASSETS
Current assets:
  Cash                                                             $       4,952    $     (1,468)  $          -   $      3,484
  Accounts receivable, net                                                37,085          48,710              -         85,795
  Inventories                                                             22,754          36,369              -         59,123
  Deferred income taxes                                                    4,537          (1,233)             -          3,304
  Other current assets                                                     3,908           2,989              -          6,897
                                                                   -----------------------------------------------------------
Total current assets                                                      73,236          85,367              -        158,603

Investments in and advances to subsidiaries                              114,430               -       (114,430)             -
Property, plant and equipment, net                                        36,519          54,731              -         91,250
Deferred financing costs and identifiable intangible assets, net          53,736          17,648              -         71,384
Goodwill, net                                                             86,699               -              -         86,699
Other assets                                                               1,834           2,785              -          4,619
                                                                   -----------------------------------------------------------
                                                                   $     366,454    $    160,531   $   (114,430)  $    412,555
                                                                   ===========================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                                 $       8,442    $     21,863   $          -   $     30,305
  Net intercompany payable                                                     -          81,907        (81,907)             -
  Income taxes payable                                                     5,562               -              -          5,562
  Accrued liabilities                                                     15,304          10,827              -         26,131
  Current portion of long-term debt                                       33,658              10              -         33,668
                                                                   -----------------------------------------------------------
Total current liabilities                                                 62,966         114,607        (81,907)        95,666

Long-term debt                                                           238,015              71              -        238,086
Deferred income taxes                                                     20,539           3,220              -         23,759
Postretirement benefit obligations                                        10,404               -              -         10,404
Other liabilities                                                         17,177          10,110              -         27,287
Stockholder's equity                                                      17,353          32,523        (32,523)        17,353
                                                                   -----------------------------------------------------------
                                                                   $     366,454    $    160,531   $   (114,430)  $    412,555
                                                                   ===========================================================

\
NOTE 5 -- GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006

                                                                                     Subsidiary
                                                                      Neenah         Guarantors    Eliminations   Consolidated
                                                                   -----------------------------------------------------------
Net sales                                                          $      72,074    $     77,632   $     (1,982)  $    147,724
Cost of sales                                                             50,338          69,417         (1,982)       117,773
                                                                   -----------------------------------------------------------
Gross profit                                                              21,736           8,215              -         29,951

Selling, general and administrative expenses                               4,625           4,112              -          8,737
Amortization of intangible assets                                          1,426             354              -          1,780
Gain on disposal of equipment                                                (11)              -              -            (11)
                                                                   -----------------------------------------------------------
Operating income                                                          15,696           3,749              -         19,445

Net interest expense                                                      (4,477)         (3,885)             -         (8,362)
                                                                   -----------------------------------------------------------
Income (loss) before income taxes and equity in loss of
  subsidiaries                                                            11,219            (136)             -         11,083
Income tax provision                                                       4,217              24              -          4,241
                                                                   -----------------------------------------------------------
                                                                           7,002            (160)             -          6,842
Equity in loss of subsidiaries                                              (160)              -            160              -
                                                                   -----------------------------------------------------------
Net income (loss)                                                  $       6,842    $       (160)  $        160   $      6,842
                                                                   ===========================================================

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005

                                                                                     Subsidiary
                                                                      Neenah         Guarantors    Eliminations   Consolidated
                                                                   -----------------------------------------------------------
Net sales                                                          $      67,049    $     80,324   $     (1,688)  $    145,685
Cost of sales                                                             46,323          69,703         (1,688)       114,338
                                                                   -----------------------------------------------------------
Gross profit                                                              20,726          10,621              -         31,347

Selling, general and administrative expenses                               4,367           4,517              -          8,884
Litigation settlement                                                      6,500               -              -          6,500
Amortization of intangible assets                                          1,426             352              -          1,778
Loss (gain) on disposal of equipment                                         (14)            118              -            104
                                                                   -----------------------------------------------------------
Operating income                                                           8,447           5,634              -         14,081

Net interest expense                                                      (4,434)         (3,894)             -         (8,328)
                                                                   -----------------------------------------------------------
Income before income taxes and equity in income of subsidiaries            4,013           1,740              -          5,753
Income tax provision                                                       1,606             696              -          2,302
                                                                   -----------------------------------------------------------
                                                                           2,407           1,044              -          3,451
Equity in income of subsidiaries                                           1,044               -         (1,044)             -
                                                                   -----------------------------------------------------------
Net income                                                         $       3,451    $      1,044   $     (1,044)  $      3,451
                                                                   ===========================================================

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2006

                                                                                     Subsidiary
                                                                      Neenah         Guarantors    Eliminations   Consolidated
                                                                   -----------------------------------------------------------
Net sales                                                          $     179,696    $    225,331   $     (5,076)  $    399,951
Cost of sales                                                            131,331         203,436         (5,076)       329,691
                                                                   -----------------------------------------------------------
Gross profit                                                              48,365          21,895              -         70,260

Selling, general and administrative expenses                              13,755          12,138              -         25,893
Amortization of intangible assets                                          4,278           1,061              -          5,339
Loss (gain) on disposal of equipment                                         (20)              1              -            (19)
                                                                   -----------------------------------------------------------
Operating income                                                          30,352           8,695              -         39,047

Net interest expense                                                     (13,308)        (11,602)             -        (24,910)
                                                                   -----------------------------------------------------------
Income (loss) before income taxes and equity in loss of
  subsidiaries                                                            17,044          (2,907)             -         14,137
Income tax provision (benefit)                                             6,653          (1,135)             -          5,518
                                                                   -----------------------------------------------------------
                                                                          10,391          (1,772)             -          8,619
Equity in loss of subsidiaries                                            (1,772)              -          1,772              -
                                                                   -----------------------------------------------------------
Net income (loss)                                                  $       8,619    $     (1,772)  $      1,772   $      8,619
                                                                   ===========================================================

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2005

                                                                                     Subsidiary
                                                                       Neenah        Guarantors    Eliminations   Consolidated
                                                                   -----------------------------------------------------------
Net sales                                                          $     172,570    $    230,983   $     (4,477)  $    399,076
Cost of sales                                                            128,961         203,617         (4,477)       328,101
                                                                   -----------------------------------------------------------
Gross profit                                                              43,609          27,366              -         70,975

Selling, general and administrative expenses                              12,794          12,374              -         25,168
Litigation settlement                                                      6,500               -              -          6,500
Amortization of intangible assets                                          4,279           1,062              -          5,341
Loss (gain) on disposal of equipment                                         (15)            118              -            103
                                                                   -----------------------------------------------------------
Operating income                                                          20,051          13,812              -         33,863

Net interest expense                                                     (13,354)        (11,774)             -        (25,128)
                                                                   -----------------------------------------------------------
Income before income taxes and equity in income of subsidiaries            6,697           2,038              -          8,735
Income tax provision                                                       2,681             816              -          3,497
                                                                   -----------------------------------------------------------
                                                                           4,016           1,222              -          5,238
Equity in income of subsidiaries                                           1,222               -         (1,222)             -
                                                                   -----------------------------------------------------------
Net income                                                         $       5,238    $      1,222   $     (1,222)  $      5,238
                                                                   ===========================================================

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2006

                                                                                     Subsidiary
                                                                      Neenah         Guarantors     Eliminations    Consolidated
                                                                   -------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                  $       8,619    $     (1,772)   $      1,772    $      8,619
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation and amortization                                           6,501           8,541               -          15,042
   Amortization of deferred financing costs and discount on
   notes                                                                   1,561               -               -           1,561
   Changes in operating assets and liabilities                           (22,796)         (1,146)              -         (23,942)
                                                                   -------------------------------------------------------------
Net cash provided by (used in) operating activities                       (6,115)          5,623           1,772           1,280

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                                 (509)          2,281          (1,772)              -
Purchase of property, plant and equipment                                 (5,302)         (8,066)              -         (13,368)
                                                                   -------------------------------------------------------------
Net cash used in investing activities                                     (5,811)         (5,785)         (1,772)        (13,368)

FINANCING ACTIVITIES
Net change in revolver balance                                             9,792               -               -           9,792
Proceeds from long-term debt                                                   -           1,244               -           1,244
Payments on long-term debt and capital lease obligations                  (2,366)            (66)              -          (2,432)
                                                                   -------------------------------------------------------------
Net cash provided by financing activities                                  7,426           1,178               -           8,604
                                                                   --------------------------------------------------------------

Increase (decrease) in cash                                               (4,500)          1,016               -          (3,484)
Cash at beginning of period                                                4,952          (1,468)              -           3,484
                                                                   -------------------------------------------------------------
Cash at end of period                                              $         452    $       (452)   $          -    $          -
                                                                   =============================================================

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2005

                                                                                     Subsidiary
                                                                     Neenah          Guarantors    Eliminations   Consolidated
                                                                   -----------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                         $       5,238    $      1,222   $     (1,222)  $      5,238
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                           6,079           7,865              -         13,944
   Amortization of deferred financing costs and discount on
   notes                                                                   1,573               -              -          1,573
   Changes in operating assets and liabilities                               322          (6,258)             -         (5,936)
                                                                   -----------------------------------------------------------
Net cash provided by operating activities                                 13,212           2,829         (1,222)        14,819

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                               (7,190)          5,968          1,222              -
Purchase of property, plant and equipment                                 (6,029)         (5,470)             -        (11,499)
                                                                   -----------------------------------------------------------
Net cash provided by (used in) investing activities                      (13,219)            498          1,222        (11,499)

FINANCING ACTIVITIES
Net change in revolver balance                                               732               -                           732
Payments on long-term debt and capital lease obligations                  (2,366)         (1,535)                       (3,901)
Deferred financing costs                                                    (151)              -              -           (151)
                                                                   -----------------------------------------------------------
Net cash used in financing activities                                     (1,785)         (1,535)             -         (3,320)
                                                                   -----------------------------------------------------------

Increase (decrease) in cash                                               (1,792)          1,792              -              -
Cash at beginning of period                                                1,683          (1,683)             -              -
                                                                   -----------------------------------------------------------
Cash at end of period                                              $        (109)   $        109   $          -   $          -
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

                                                   Three months ended              Nine months ended
                                                        June 30,                        June 30,
                                               --------------------------    ---------------------------
                                                  2006           2005            2006           2005
                                               -----------    ----------     -----------     -----------
Revenues from continuing operations:
  Castings                                     $   134,009    $   132,528    $   360,526     $   359,162
  Forgings                                          10,956         10,034         31,017          33,398
  Other                                              6,011          6,036         17,070          17,306
  Elimination of intersegment revenues              (3,252)        (2,913)        (8,662)        (10,790)
                                               -----------    -----------     ----------     -----------
Consolidated                                   $   147,724    $   145,685    $   399,951     $   399,076
                                               ===========    ===========    ===========     ===========

Net Income
  Castings                                     $     6,004    $     4,373    $     4,875     $     3,670
  Forgings                                             (11)           (18)          (886)          1,292
  Other                                                711            834          1,720           2,308
  Elimination of intersegment (income) loss            138         (1,738)         2,910          (2,032)
                                               -----------    -----------     ----------     -----------
Consolidated                                   $     6,842    $     3,451    $     8,619     $     5,238
                                               ===========    ===========    ===========     ===========

                                                June 30,      September 30,
                                                  2006            2005
                                               -----------    -------------
Total assets:
  Castings                                     $   482,422    $     475,725
  Forgings                                           6,167            7,040
  Other                                             17,777           13,268
  Elimination of intersegment assets               (90,599)         (83,478)
                                               -----------    -------------
Consolidated                                   $   415,767    $     412,555
                                               ===========    =============

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

RECENT DEVELOPMENTS

Major Customer Declares Bankruptcy. On March 3, 2006, Dana Corporation ("Dana"), a major customer of the Company, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The total accounts receivable owed to the Company by Dana on March 3, 2006 were approximately $4.7 million. Total payments received from Dana in the 90 days preceding the bankruptcy filing were approximately $7.4 million. Sales to Dana accounted for approximately 7%, 5%, 6% and 6% of the Company's net sales for the fiscal years ended September 30, 2003, 2004, 2005 and the nine months ended June 30, 2006, respectively. These amounts reflect the Company's transactions directly with Dana and exclude Dana products supplied to machine shops, which are not owned by Dana but whose business sourcing is controlled by Dana. The Company negotiated a settlement with Dana and received partial payment of outstanding accounts receivable owed to the Company. As of June 30, 2006, approximately $3.9 million of the $4.7 million owed on March 3, 2006 has been collected by the Company. The Company has reflected its estimate of the amounts that will not be collected in the accompanying financial statements. Since the bankruptcy process is ongoing, it is difficult to precisely calculate any losses that may result from this process. Accordingly, actual results may differ, requiring adjustments to the allowance. The Company continues to engage legal counsel to monitor the proceedings and to assist in negotiations as required.

Change of Control. As previously disclosed in the Company's Current Report on Form 8-K dated May 25, 2006 and filed on June 1, 2006, a change of control of the Company occurred on May 25, 2006, when Tontine Capital Partners, L.P. ("Tontine") became the beneficial owner of more than a majority of the outstanding shares, on a fully diluted basis, of our parent, ACP Holding Company. The change of control required the Company to make the change of control tender offers to purchase its Senior Secured Notes and Senior Subordinated Notes discussed below under "Liquidity and Capital Resources" - "11% Senior Secured Notes due 2010" and - "13% Senior Subordinated Notes due 2013", with Tontine, as the Company's designee, purchasing notes tendered pursuant to the offers.

Expected Market Decline. Due to new emissions standards set to take effect on January 1, 2007, heavy-duty truck production is expected to decline beginning early in calendar 2007. In addition, housing starts are expected to decline in calendar 2007, reflecting softness in the overall housing sector. As a result, the Company expects its sales into these end-markets to decline in fiscal 2007 from fiscal 2006 levels.

RESULTS OF OPERATIONS (dollars in thousands)

The following discussions compare the results of operations of the Company for the three and nine months ended June 30, 2006, to the results of the operations of the Company for the three and nine months ended June 30, 2005.

Three Months Ended June 30, 2006 and 2005

Net sales. Net sales for the three months ended June 30, 2006 were $147,724, which are $2,039 or 1.4% higher than the quarter ended June 30, 2005, due to increased shipments of municipal products.

Gross profit. Gross profit for the three months ended June 30, 2006 was $29,951, a decrease of $1,396, or 4.5%, as compared to the quarter ended June 30, 2005. Gross profit as a percentage of net sales decreased to 20.3% for the three months ended June 30, 2006 from 21.5% for the three months ended June 30, 2005, primarily as a result of increased material costs and operating difficulties at one of the Company's locations during the three months ended June 30, 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2006 were $8,737, a decrease of $147, or 1.7%, as compared to the $8,884 for the quarter ended June 30, 2005. Selling, general and administrative expenses as a percentage of net sales decreased to 5.9% for the quarter ended June 30, 2006 from 6.1% for the quarter ended June 30, 2005.

Litigation settlement. As disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, on August 5, 2005, the Company settled the litigation matter with JD Holdings, LLC, regarding the proposed sale of Mercer. The $6,500 cash payment was accrued in the quarter ended June 30, 2005.

Amortization of intangible assets. Amortization of intangible assets was $1,780 for the three months ended June 30, 2006, which is comparable to the $1,778 for the quarter ended June 30, 2005.

Operating income. Operating income was $19,445 for the three months ended June 30, 2006, an increase of $5,364 from operating income of $14,081 for the quarter ended June 30, 2005. As a percentage of net sales, operating income was 13.2% for the three months ended June 30, 2006, compared to 9.7% for the three months ended June 30, 2005. The increase in operating income was due to the accrual of the litigation settlement in June of 2005, partially offset by the reduced gross profit, as mentioned above.

Net interest expense. Net interest expense was $8,362 for the three months ended June 30, 2006 compared to $8,328 for the quarter ended June 30, 2005. Interest expense for the three months ended June 30, 2006 included amortization of bond discount of $396 and amortization of deferred financing costs of $124.

Income tax provision. The effective tax rate for the third quarter of 2006 and 2005 was 38% and 40%, respectively. The effective tax rate for the three months ended June 30, 2006 includes the favorable impact of the Production Activities Deduction as permitted under the American Jobs Creation Act of 2004.

Nine Months Ended June 30, 2006 and 2005

Net sales. Net sales for the nine months ended June 30, 2006 were $399,951, which are $875 or .2% higher than for the nine months ended June 30, 2005. Increased shipments of municipal products, somewhat offset by reduced shipments of products to the HVAC (heating, ventilation and air conditioning) market, resulted in a slightly higher level of net sales for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005.

Gross profit. Gross profit for the nine months ended June 30, 2006 was $70,260, a decrease of $715, or 1.0%, as compared to the nine months ended June 30, 2005. Gross profit as a percentage of net sales was 17.6% for the nine months ended June 30, 2006, compared to 17.8% for the nine months ended June 30, 2005. The decrease in gross profit resulted from a slightly less favorable mix of products sold throughout the Company during the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended June 30, 2006 were $25,893, an increase of $725, or 2.9%, as compared to the $25,168 for the nine months ended June 30, 2005. Selling, general and administrative expenses as a percentage of net sales were 6.5% for the nine months ended June 30, 2006, compared to 6.3% for the nine months ended June 30, 2005. The increase in selling, general and administrative expenses is due mainly to increased costs related to existing health care plans and estimated bad debts.

Litigation settlement. As disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, on August 5, 2005, the Company settled the litigation matter with JD Holdings, LLC, regarding the proposed sale of Mercer. The $6,500 cash payment was accrued in the quarter ended June 30, 2005.

Amortization of intangible assets. Amortization of intangible assets was $5,339 for the nine months ended June 30, 2006, which is comparable to the $5,341 for the nine months ended June 30, 2005.

Operating income. Operating income was $39,047 for the nine months ended June 30, 2006, an increase of $5,184 from operating income of $33,863 for the nine months ended June 30, 2005. As a percentage of net sales, operating income was 9.8% for the nine months ended June 30, 2006, compared to 8.5% for the nine months ended June 30, 2005. The increase in operating income was due to the accrual of the litigation settlement in June of 2005, partially offset by decreased gross profit and increased selling, general and administrative expenses in 2006, as mentioned above.

Net interest expense. Net interest expense was $24,910 for the nine months ended June 30, 2006 compared to $25,128 for the nine months ended June 30, 2005. Interest expense for the nine months ended June 30, 2006 included amortization of bond discount of $1,188 and amortization of deferred financing costs of $373.

Income tax provision. The effective tax rate for the nine months ended June 30, 2006 and 2005 was 39% and 40%, respectively. The effective tax rate for the nine months ended June 30, 2006 includes the impact of the Production Activities Deduction as permitted under the American Jobs Creation Act of 2004.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

Credit Facility

The Company's bank Loan and Security Agreement, as amended (the "Credit Facility"), consists of a revolving credit facility of up to $92,085 (with a $5,000 sublimit available for letters of credit and term loans in the aggregate original principal amount of $22,085). The Credit Facility matures on October 8, 2009, and bears interest at rates based on the lenders' Base Rate, as defined in the Credit Facility, or an adjusted rate based on LIBOR. Availability under the Credit Facility is based on various advance rates against the Company's accounts receivable and inventory. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed subject to the terms of the facility. At June 30, 2006, the Company had approximately $40,300 outstanding under the revolving credit facility, which includes $13,800 borrowed on June 30, 2006 for an interest payment on long-term debt due July 3, 2006, and approximately $14,200 outstanding under the term loan facility. No portion of the term loan, once repaid, may be reborrowed.

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

At June 30, 2006, the Company is in compliance with existing bank covenants.

11% Senior Secured Notes due 2010. The Company has outstanding Senior Secured Notes due 2010 in the principal amount of $133,130, with a coupon rate of 11%. These notes were issued at a price which included a discount of $11,692. The obligations under the senior secured notes are equal in right of payment to the Credit Facility and the associated guarantees. The liens securing the senior secured notes are junior to the liens securing the Credit Facility and guarantees thereof. Interest on the senior secured notes is payable on a semi-annual basis. The Company's obligations under the notes are guaranteed on a secured basis by each of its wholly owned subsidiaries. Subject to the restrictions in the Credit Facility, the notes are redeemable at the Company's option in whole or in part at any time on or after September 30, 2007, with not less than 30 days nor more than 60 days notice, at the redemption price specified in the indenture governing the notes (105.500% of the principal amount redeemed beginning September 30, 2007, 104.125% beginning September 30, 2008, and 102.750% beginning September 30, 2009 and thereafter), plus accrued and unpaid interest up to the redemption date. Since a "change of control", as defined in the indenture governing the notes, occurred on May 25, 2006, when Tontine acquired control, as referred to under "Recent Developments" above, the Company was required to make an offer to purchase the secured notes at 101% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The tender offer expired on July 24, 2006 with approximately $115 of the notes being purchased by the Company's designee, Tontine. The notes purchased by Tontine have not been retired and remain outstanding. The secured notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments (among other things, currently limiting most dividends and similar payments by Neenah and its subsidiaries to no more than approximately $14 million), (3) liens, (4) distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The secured notes also contain customary events of default typical to this type of financing, such as (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.

13% Senior Subordinated Notes due 2013. The Company has outstanding Senior Subordinated Notes due 2013 in the principal amount of $100,000, with a coupon rate of 13%. The obligations under the senior subordinated notes are senior to the Company's subordinated unsecured indebtedness, if any, and are subordinate to the Credit Facility and the senior secured notes. Interest on the senior subordinated notes is payable on a semi-annual basis. Not less than five percent of the interest on the senior subordinated notes will be paid in cash and up to 8% interest may be paid-in-kind. The Company's obligations under the notes are guaranteed on an unsecured basis by each of its wholly owned subsidiaries. Subject to the restrictions in the Credit Facility, the notes are redeemable at our option in whole or in part at any time, with not less than 30 days nor more than 60 days notice, at the redemption price specified in the indenture governing the notes (currently 101% of the principal amount redeemed and 100% beginning September 30, 2006 and thereafter), plus accrued and unpaid interest up to the redemption date. Since a "change of control", as defined in the indenture governing the notes, occurred on May 25, 2006, when Tontine acquired control, as referred to under "Recent Developments" above, the Company was required to make an offer to purchase the subordinated notes at 101% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The original tender offer expired on July 24, 2006 with $41,662 of the notes being purchased by the Company's designee, Tontine. The notes purchased by Tontine have not been retired and remain outstanding. Following the commencement of the original offer, some concerns were raised regarding whether the timing of the original offer complied with the timing requirements under the indenture. Although the Company believes that the timing of the original offer was proper under the circumstances, to avoid any doubt regarding performance of its obligations under the indenture, on July 25, 2006, the Company commenced a subsequent offering period for the subordinated notes, which expires on August 28, 2006. Any subordinated notes tendered during the subsequent offering period also will be purchased by Tontine, as the Company's designee, and will remain outstanding. The subordinated notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments (among other things, currently limiting most dividends and similar payments by Neenah and its subsidiaries to no more than approximately $14 million), (3) liens, (4) distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The subordinated notes also contain customary events of default typical to this type of financing, such as, (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.

For the nine months ended June 30, 2006 and June 30, 2005, capital expenditures were $13,368 and $11,499, respectively. Both periods represent a level of capital expenditures necessary to maintain equipment and facilities. Capital spending for the nine months ended June 30, 2006 includes $564 for MACT (Maximum Achievable Control Technology) compliance at Neenah and Dalton.

The Company's principal source of cash to fund its liquidity needs is net cash from operating activities and borrowings under the revolving credit facility. The Company had remaining availability of $37,595 under the revolving credit facility at June 30, 2006. Net cash provided by operating activities for the nine months ended June 30, 2006 was $1,280, a decrease of $13,539 from cash provided by operating activities for the nine months ended June 30, 2005 of $14,819. The decrease in net cash provided by operating activities was due to increases in inventory balances, payment of $4,300 of additional income taxes and $3,200 of additional pension contributions during the nine months ended June 30, 2006.

Future Capital Needs. The Company is significantly leveraged and its ability to meet debt obligations will depend upon future operating performance which will be affected by many factors, some of which are beyond the Company's control. The Company is proceeding with a major capital project to replace an existing molding line that will enhance efficiency, increase capacity and provide expanded molding capabilities. Based on the Company's current level of operations, the Company anticipates that its operating cash flows and available credit facilities will be sufficient to fund anticipated operational investments, including working capital and capital expenditure needs (including the first phase of the planned capital project to replace an existing molding line), for at least the next twelve months. If, however, the Company is unable to service its debt requirements as they become due or is unable to maintain ongoing compliance with restrictive covenants, the Company may be forced to adopt alternative strategies that may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing indebtedness or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all.

The Company has from time to time explored refinancing alternatives and continues to review its capital structure, but it has made no decisions to enter into any particular refinancing or restructuring transactions.

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

A reconciliation of Adjusted EBITDA for the three and nine months ended June 30, 2006, compared to the three and nine months ended June 30, 2005, is provided below (in thousands):

                                                   Three Months Ended               Nine Months Ended
                                                         June 30,                        June 30,
                                              ----------------------------    ----------------------------
                                                 2006            2005             2006           2005
                                              ------------    ------------    ------------   -------------
Net income................................    $      6,842    $      3,451    $    8,619      $      5,238
Income tax provision.... .................           4,241           2,302           5,518           3,497
Net interest expense .....................           8,362           8,328          24,910          25,128
Depreciation and amortization ............           5,035           4,645          15,042          13,944
Loss (gain) on disposal of equipment .....             (11)            104             (19)            103
Litigation settlement * ..................               -           6,500               -           6,500
Gregg write-off of lease deposits ........               -             (39)              -              65
                                              ------------    ------------    ------------    ------------
Adjusted EBITDA (as defined above)            $     24,469    $     25,291    $     54,070    $     54,475
                                              ============    ============    ============    ============

----------
* Effective December 9, 2005, the Credit Facility was amended to allow the $6.5 million settlement in connection with the Mercer litigation to be added back in the calculation of Adjusted EBITDA.

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

      Interest Rate Sensitivity. Although the senior secured notes and senior subordinated notes are subject to fixed interest rates, the Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Credit Facility. If market interest rates for such borrowings change by 1% during the remainder of the fiscal year ending September 30, 2006, the Company's interest expense would increase or decrease by approximately $130. This analysis does not consider the effects of changes in the level of overall economic activity that could occur due to interest rate changes. Further, in the event of an upward change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

Item 4. CONTROLS AND PROCEDURES

Disclosure Control and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act.

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

                             NEENAH FOUNDRY COMPANY
                           PART II. OTHER INFORMATION

Item 6. EXHIBITS

(a) Exhibits


EXHIBIT NO.   DESCRIPTION                                          INCORPORATED HEREIN BY REFERENCE TO    FILED HEREWITH
-----------   -------------------------------------------------    -----------------------------------    --------------
3.1           Bylaws of ACP Holding Company                                                                     X

4.1           Supplemental Indenture, dated as of May 23, 2006,    Exhibit 4.1 to the Registrant's
              to the Indenture dated October 8, 2003, for the      Form 8-K dated May 19, 2006
              13% Senior Subordinated Notes due 2013, among
              Neenah Foundry Company, the guarantors named
              therein, and the Bank of New York, as Trustee

4.2           Supplemental Indenture, dated as of May 23, 2006,    Exhibit 4.2 to the Registrant's
              to the Indenture dated October 8, 2003, for the      Form 8-K dated May 19, 2006
              11% Senior Secured Notes due 2010, among Neenah
              Foundry Company, the guarantors named therein,
              and the Bank of New York, as Trustee

10.1          Amendment No. 3 to Loan and Security Agreement,      Exhibit 10.1 to the Registrant's
              dated as of May 19, 2006, by and among Neensh        Form 8-K dated May 19, 2006
              Foundry Company, its subsidiaries party thereto,
              the various lenders party thereto and Fleet
              Capital Corporation, as agent

10.2          Letter Agreement, dated May 18, 2006                 Exhibit 10.2 to the Registrant's
                                                                   Form 8-K dated May 19, 2006
31.1          Certification of Chief Executive Officer pursuant                                                 X
              to Rule 13a-14(a) or Rule 15d-14(a), as adopted
              pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002

31.2          Certification of Chief Financial Officer pursuant                                                 X
              to Rule 13a-14(a) or Rule 15d-14(a), as adopted
              pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002

32.1          Chief Executive and Chief Financial Officers'                                                     X
              certification pursuant to 18 U.S.C. Section 1350,
              as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002

99.1          Securities Purchase Agreement, dated as of           Exhibit 99.1 to the Registrant's
              May 19, 2006                                         Form 8-K dated May 19, 2006

99.2          Stock Purchase Agreement, dated as of                Exhibit 99.2 to the Registrant's
              May 19, 2006                                         Form 8-K dated May 19, 2006

99.3          Transfer Notice, dated as of May 19, 2006            Exhibit 99.3 to the Registrant's
                                                                   Form 8-K dated May 19, 2006

99.4          Response Letter, dated May 22, 2006                  Exhibit 99.4 to the Registrant's
                                                                   Form 8-K dated May 19, 2006

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NEENAH FOUNDRY COMPANY

DATE: August 11, 2006                      /s/ Gary W. LaChey
                                          -------------------------------------
                                          Gary W. LaChey
                                          Corporate Vice President - Finance
                                          (Principal Financial Officer and Duly
                                             Authorized Officer)