Form 10-Q/A
period 2006-06-30
NEENAH FOUNDRY CO
filed 2006-10-26
CIK 1040599

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from  __________ to ___________

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

                                EXPLANATORY NOTE

This amended report on Form 10-Q (the "Amended Report") is being filed to amend Items 1 and 2 in Part I to make corrections to the financial statements and other financial information for the prior year periods in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 that was filed on August 11, 2006 (the "Original Report").

The Original Report has been amended to reflect the Company's prior election [in the third quarter of fiscal 2005] to change its tax method of determining LIFO inventory resulting in a tax benefit of $2.679 million. The effect is to increase previously reported fiscal 2005 third quarter net income by $2.679 million. The Company previously reported this change in footnote 12 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

This Amended Report sets forth the content of the Original Report in its entirety, except for the changes noted above to the Original Report. This Amended Report continues to speak as of the date of the Original Report. We have not updated the disclosures contained in this Amended Report to reflect any events that occurred at a date subsequent to the filing of the Original Report. The filing of this Amended Report is not a representation that any statements contained in the Original Report or this Amended Report are true or complete as of any date subsequent to the date of the Original Report. The revision does not affect the remaining information set forth in the Original Report, the remaining provisions of which have not been amended.

                             NEENAH FOUNDRY COMPANY
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                              June 30,    September 30,
                                                                2006          2005(1)
                                                             ---------    -------------
                                                            (Unaudited)
ASSETS
Current assets:
  Cash .................................................     $       -      $   3,484
  Accounts receivable, net .............................        86,826         85,795
  Inventories ..........................................        66,342         59,123
  Deferred income taxes ................................         3,304          3,304
  Other current assets .................................         7,299          6,897
                                                             ---------      ---------
            Total current assets .......................       163,771        158,603

Property, plant and equipment ..........................       126,640        113,398
Less accumulated depreciation ..........................        31,725         22,148
                                                             ---------      ---------
                                                                94,915         91,250

Deferred financing costs, net ..........................         1,819          2,192
Identifiable intangible assets, net ....................        63,853         69,192
Goodwill ...............................................        86,699         86,699
Other assets ...........................................         4,710          4,619
                                                             ---------      ---------
                                                             $ 415,767      $ 412,555
                                                             =========      =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable .....................................     $  31,651      $  30,305
  Income taxes payable .................................         4,527          5,562
  Accrued wages and employee benefits ..................        12,486         16,586
  Accrued interest .....................................           243          7,134
  Other accrued liabilities ............................         2,938          2,411
  Current portion of long-term debt ....................        43,599         33,668
                                                             ---------      ---------
            Total current liabilities ..................        95,444         95,666

Long-term debt .........................................       237,947        238,086
Deferred income taxes ..................................        23,759         23,759
Postretirement benefit obligations .....................        10,637         10,404
Other liabilities ......................................        22,008         27,287
                                                             ---------      ---------
            Total liabilities ..........................       389,795        395,202

Commitments and contingencies

STOCKHOLDER'S EQUITY:
Common stock, par value $100 per share -- authorized,
         issued and outstanding 1,000 shares ...........           100            100
Capital in excess of par value .........................         5,429          5,429
Retained earnings ......................................        26,969         18,350
Accumulated other comprehensive loss ...................        (6,526)        (6,526)
                                                             ---------      ---------
            Total stockholder's equity .................        25,972         17,353
                                                             ---------      ---------
                                                             $ 415,767      $ 412,555
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

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

                                                       Three Months Ended            Nine Months Ended
                                                             June 30,                    June 30,
                                                    ------------------------      ------------------------
                                                      2006           2005           2006           2005
                                                    ---------      ---------      ---------      ---------
Net sales .....................................     $ 147,724      $ 145,685      $ 399,951      $ 399,076
Cost of sales .................................       117,773        114,338        329,691        328,101
                                                    ---------      ---------      ---------      ---------
Gross profit ..................................        29,951         31,347         70,260         70,975
Selling, general and administrative expenses ..         8,737          8,884         25,893         25,168
Litigation settlement .........................             -          6,500              -          6,500
Amortization of intangible assets .............         1,780          1,778          5,339          5,341
Loss (gain) on disposal of equipment ..........           (11)           104            (19)           103
                                                    ---------      ---------      ---------      ---------
Total operating expenses ......................        10,506         17,266         31,213         37,112
                                                    ---------      ---------      ---------      ---------
Operating income ..............................        19,445         14,081         39,047         33,863
Net interest expense ..........................        (8,362)        (8,328)       (24,910)       (25,128)
                                                    ---------      ---------      ---------      ---------
Income before income taxes ....................        11,083          5,753         14,137          8,735
Income tax provision (benefit) ................         4,241           (377)         5,518            818
                                                    ---------      ---------      ---------      ---------
Net income ....................................     $   6,842      $   6,130      $   8,619      $   7,917
                                                    =========      =========      =========      =========

See notes to condensed consolidated financial statements.

                             NEENAH FOUNDRY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                           Nine Months Ended
                                                                                June 30,
                                                                         ----------------------
                                                                           2006          2005
                                                                         --------      --------
OPERATING ACTIVITIES
Net income .........................................................     $  8,619      $  7,917
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization ...................................       15,042        13,944
   Amortization of deferred financing costs and discount on notes ..        1,561         1,573
   Changes in operating assets and liabilities .....................      (23,942)       (8,615)
                                                                         --------      --------
        Net cash provided by operating activities ..................        1,280        14,819

INVESTING ACTIVITIES
Purchase of property, plant and equipment ..........................      (13,368)      (11,499)
                                                                         --------      --------
        Net cash used in investing activities ......................      (13,368)      (11,499)

FINANCING ACTIVITIES
Net change in revolver balance .....................................        9,792           732
Proceeds from long-term debt .......................................        1,244             -
Payments on long-term debt and capital lease obligations ...........       (2,432)       (3,901)
Debt issuance costs ................................................            -          (151)
                                                                         --------      --------
        Net cash provided by (used in) financing activities ........        8,604        (3,320)
                                                                         --------      --------
Decrease in cash ...................................................       (3,484)            -
Cash at beginning of period ........................................        3,484             -
                                                                         --------      --------
Cash at end of period ..............................................     $      -      $      -
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

NOTE 2 -- INVENTORIES

The components of inventories are as follows:

                                           June 30,  September 30,
                                             2006        2005
                                            -------  -------------
Raw materials .........................     $ 6,499     $ 6,905
Work in process and finished goods ....      43,658      37,088
Supplies ..............................      16,185      15,130
                                            -------     -------
                                            $66,342     $59,123
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

NOTE 4 -- EMPLOYEE BENEFIT PLANS

COMPONENTS OF NET PERIODIC BENEFIT COST

The Company has five defined-benefit pension plans covering the majority of its hourly employees and also sponsors unfunded defined benefit postretirement health care plans covering substantially all salaried and hourly employees and their dependents. Components of net periodic benefit costs are as follows for the three and nine months ended June 30, 2006 and 2005 (in thousands):

                                              Pension Benefits       Postretirement Benefits
                                        -------=------------------- ---------------------------
                                        Three Months Ended June 30, Three Months Ended June 30,
                                        --------------------------- ---------------------------
                                             2006         2005         2006         2005
                                            -------      -------      -------      -------
Service cost ..........................     $   668      $   535      $    68      $    75
Interest cost .........................       1,051        1,066          160          137
Expected return on plan assets ........      (1,140)      (1,194)           -            -
Amortization of prior service credit ..           -            -          (10)          (6)
Recognized net actuarial loss (gain) ..           5            -         (108)          (7)
                                            -------      -------      -------      -------
Net periodic benefit cost .............     $   584      $   407      $   110      $   199
                                            =======      =======      =======      =======

                                                 Pension Benefits          Postretirement Benefits
                                            --------------------------    --------------------------
                                            Nine Months Ended June 30,    Nine Months Ended June 30,
                                            --------------------------    --------------------------
                                               2006           2005           2006           2005
                                              -------        -------        -------        -------
Service cost ..........................       $ 2,003        $ 1,508        $   202        $   225
Interest cost .........................         3,154          2,833            480            413
Expected return on plan assets ........        (3,421)        (2,993)             -              -
Amortization of prior service credit ..             -              -            (30)           (19)
Recognized net actuarial loss (gain) ..            16              -           (322)           (23)
                                              -------        -------        -------        -------
Net periodic benefit cost .............       $ 1,752        $ 1,348        $   330        $   596
                                              =======        =======        =======        =======

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

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2006

                                                                  Subsidiary
                                                        Neenah    Guarantors    Eliminations    Consolidated
                                                       ---------  ----------    ------------    ------------
ASSETS
Current assets:
  Cash                                                 $     452   $    (452)   $          -    $          -
  Accounts receivable, net                                41,698      45,128               -          86,826
  Inventories                                             27,177      39,165               -          66,342
  Deferred income taxes                                    4,537      (1,233)              -           3,304
  Other current assets                                     5,090       2,209               -           7,299
                                                       ---------  ----------    ------------    ------------
Total current assets                                      78,954      84,817               -         163,771

Investments in and advances to subsidiaries              114,939           -        (114,939)              -
Property, plant and equipment, net                        39,598      55,317               -          94,915
Deferred financing costs and identifiable intangible
 assets, net                                              49,085      16,587               -          65,672
Goodwill                                                  86,699           -               -          86,699
Other assets                                               1,834       2,876               -           4,710
                                                       ---------  ----------    ------------    ------------
                                                       $ 371,109  $  159,597    $   (114,939)   $    415,767
                                                       =========  ==========    ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                     $   8,899  $   22,752    $          -    $     31,651
  Net intercompany payable                                     -      85,328         (85,328)              -
  Income taxes payable                                     5,209        (682)              -           4,527
  Accrued liabilities                                      6,684       8,983               -          15,667
  Current portion of long-term debt                       43,448         151               -          43,599
                                                       ---------  ----------    ------------    ------------
Total current liabilities                                 64,240     116,532         (85,328)         95,444

Long-term debt                                           236,838       1,109               -         237,947
Deferred income taxes                                     20,539       3,220               -          23,759
Postretirement benefit obligations                        10,637           -               -          10,637
Other liabilities                                         12,883       9,125               -          22,008
Stockholder's equity                                      25,972      29,611         (29,611)         25,972
                                                       ---------  ----------    ------------    ------------
                                                       $ 371,109  $  159,597    $   (114,939)   $    415,767
                                                       =========  ==========    ============    ============

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2005

                                                                   Subsidiary
                                                         Neenah    Guarantors   Eliminations   Consolidated
                                                       ---------   ----------   ------------   ------------
ASSETS
Current assets:
  Cash                                                 $   4,952   $   (1,468)  $          -   $      3,484
  Accounts receivable, net                                37,085       48,710              -         85,795
  Inventories                                             22,754       36,369              -         59,123
  Deferred income taxes                                    4,537       (1,233)             -          3,304
  Other current assets                                     3,908        2,989              -          6,897
                                                       ---------   ----------   ------------   ------------
Total current assets                                      73,236       85,367              -        158,603

Investments in and advances to subsidiaries              114,430            -       (114,430)             -
Property, plant and equipment, net                        36,519       54,731              -         91,250
Deferred financing costs and identifiable intangible
 assets, net                                              53,736       17,648              -         71,384
Goodwill, net                                             86,699            -              -         86,699
Other assets                                               1,834        2,785              -          4,619
                                                       ---------   ----------   ------------   ------------
                                                       $ 366,454   $  160,531   $   (114,430)  $    412,555
                                                       =========   ==========   ============   ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                     $   8,442   $   21,863   $          -   $     30,305
  Net intercompany payable                                     -       81,907        (81,907)             -
  Income taxes payable                                     5,562            -              -          5,562
  Accrued liabilities                                     15,304       10,827              -         26,131
  Current portion of long-term debt                       33,658           10              -         33,668
                                                       ---------   ----------   ------------   ------------
Total current liabilities                                 62,966      114,607        (81,907)        95,666

Long-term debt                                           238,015           71              -        238,086
Deferred income taxes                                     20,539        3,220              -         23,759
Postretirement benefit obligations                        10,404            -              -         10,404
Other liabilities                                         17,177       10,110              -         27,287
Stockholder's equity                                      17,353       32,523        (32,523)        17,353
                                                       ---------   ----------   ------------   ------------
                                                       $ 366,454   $  160,531   $   (114,430)  $    412,555
                                                       =========   ==========   ============   ============

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006

                                                               Subsidiary
                                                    Neenah     Guarantors    Eliminations    Consolidated
                                                  ---------    ----------    ------------    ------------
Net sales                                         $  72,074    $   77,632    $     (1,982)   $    147,724
Cost of sales                                        50,338        69,417          (1,982)        117,773
                                                  ---------    ----------    ------------    ------------
Gross profit                                         21,736         8,215               -          29,951

Selling, general and administrative expenses          4,625         4,112               -           8,737
Amortization of intangible assets                     1,426           354               -           1,780
Gain on disposal of equipment                           (11)            -               -             (11)
                                                  ---------    ----------    ------------    ------------
Operating income                                     15,696         3,749               -          19,445

Net interest expense                                 (4,477)       (3,885)              -          (8,362)
                                                  ---------    ----------    ------------    ------------
Income (loss) before income taxes and equity in
  loss of subsidiaries                               11,219          (136)              -          11,083
Income tax provision                                  4,217            24               -           4,241
                                                  ---------    ----------    ------------    ------------
                                                      7,002          (160)              -           6,842
Equity in loss of subsidiaries                         (160)            -             160               -
                                                  ---------    ----------    ------------    ------------
Net income (loss)                                 $   6,842    $     (160)   $        160    $      6,842
                                                  =========    ==========    ============    ============

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005

                                                            Subsidiary
                                                 Neenah     Guarantors    Eliminations    Consolidated
                                               ---------    ----------    ------------    ------------
Net sales                                      $  67,049    $   80,324    $     (1,688)   $    145,685
Cost of sales                                     46,323        69,703          (1,688)        114,338
                                               ---------    ----------    ------------    ------------
Gross profit                                      20,726        10,621               -          31,347

Selling, general and administrative expenses       4,367         4,517               -           8,884
Litigation settlement                              6,500             -               -           6,500
Amortization of intangible assets                  1,426           352               -           1,778
Loss (gain) on disposal of equipment                 (14)          118               -             104
                                               ---------    ----------    ------------    ------------
Operating income                                   8,447         5,634               -          14,081

Net interest expense                              (4,434)       (3,894)              -          (8,328)
                                               ---------    ----------    ------------    ------------
Income before income taxes and equity
  in income of subsidiaries                        4,013         1,740               -           5,753
Income tax provision (benefit)                    (1,073)          696               -            (377)
                                               ---------    ----------    ------------    ------------
                                                   5,086         1,044               -           6,130
Equity in income of subsidiaries                   1,044             -          (1,044)              -
                                               ---------    ----------    ------------    ------------
Net income                                     $   6,130    $    1,044    $     (1,044)   $      6,130
                                               =========    ==========    ============    ============

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2006

                                                               Subsidiary
                                                   Neenah      Guarantors    Eliminations    Consolidated
                                                  ---------    ----------    ------------    ------------
Net sales                                         $ 179,696    $  225,331    $     (5,076)   $    399,951
Cost of sales                                       131,331       203,436          (5,076)        329,691
                                                  ---------    ----------    ------------    ------------
Gross profit                                         48,365        21,895               -          70,260

Selling, general and administrative expenses         13,755        12,138               -          25,893
Amortization of intangible assets                     4,278         1,061               -           5,339
Loss (gain) on disposal of equipment                    (20)            1               -             (19)
                                                  ---------    ----------    ------------    ------------
Operating income                                     30,352         8,695               -          39,047

Net interest expense                                (13,308)      (11,602)              -         (24,910)
                                                  ---------    ----------    ------------    ------------

Income (loss) before income taxes and equity in
  loss of subsidiaries                               17,044        (2,907)              -          14,137
                                                  ---------    ----------    ------------    ------------
Income tax provision (benefit)                        6,653        (1,135)              -           5,518
                                                     10,391        (1,772)              -           8,619

Equity in loss of subsidiaries                       (1,772)            -           1,772               -
                                                  ---------    ----------    ------------    ------------
Net income (loss)                                 $   8,619    $   (1,772)   $      1,772    $      8,619
                                                  =========    ==========    ============    ============

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2005

                                                            Subsidiary
                                                 Neenah     Guarantors    Eliminations    Consolidated
                                               ---------    ----------    ------------    ------------
Net sales                                      $ 172,570    $  230,983    $     (4,477)   $    399,076
Cost of sales                                    128,961       203,617          (4,477)        328,101
                                               ---------    ----------    ------------    ------------
Gross profit                                      43,609        27,366               -          70,975

Selling, general and administrative expenses      12,794        12,374               -          25,168
Litigation settlement                              6,500             -               -           6,500
Amortization of intangible assets                  4,279         1,062               -           5,341
Loss (gain) on disposal of equipment                 (15)          118               -             103
                                               ---------    ----------    ------------    ------------
Operating income                                  20,051        13,812               -          33,863

Net interest expense                             (13,354)      (11,774)              -         (25,128)
                                               ---------    ----------    ------------    ------------
Income before income taxes and equity
  in income of subsidiaries                        6,697         2,038               -           8,735
Income tax provision                                   2           816               -             818
                                               ---------    ----------    ------------    ------------
                                                   6,695         1,222               -           7,917
Equity in income of subsidiaries                   1,222             -          (1,222)              -
                                               ---------    ----------    ------------    ------------
Net income                                     $   7,917    $    1,222    $     (1,222)   $      7,917
                                               =========    ==========    ============    ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2006

                                                                              Subsidiary
                                                                   Neenah     Guarantors    Eliminations    Consolidated
                                                                  --------    ----------    ------------    ------------
OPERATING ACTIVITIES
Net income (loss)                                                 $  8,619    $   (1,772)   $      1,772    $      8,619
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities:
 Depreciation and amortization                                       6,501         8,541               -          15,042
 Amortization of deferred financing costs and discount on notes      1,561             -               -           1,561
 Changes in operating assets and liabilities                       (22,796)       (1,146)              -         (23,942)
                                                                  --------    ----------    ------------    ------------
Net cash provided by (used in) operating activities                 (6,115)        5,623           1,772           1,280

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                           (509)        2,281          (1,772)              -
Purchase of property, plant and equipment                           (5,302)       (8,066)              -         (13,368)
                                                                  --------    ----------    ------------    ------------
Net cash used in investing activities                               (5,811)       (5,785)         (1,772)        (13,368)

FINANCING ACTIVITIES
Net change in revolver balance                                       9,792             -               -           9,792
Proceeds from long-term debt                                             -         1,244               -           1,244
Payments on long-term debt and capital lease obligations            (2,366)          (66)              -          (2,432)
                                                                  --------    ----------    ------------    ------------
Net cash provided by financing activities                            7,426         1,178               -           8,604
                                                                  --------    ----------    ------------    ------------

Increase (decrease) in cash                                         (4,500)        1,016               -          (3,484)
Cash at beginning of period                                          4,952        (1,468)              -           3,484
                                                                  --------    ----------    ------------    ------------
Cash at end of period                                             $    452    $     (452)   $          -    $          -
                                                                  ========    ==========    ============    ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2005

                                                              Subsidiary
                                                   Neenah     Guarantors    Eliminations    Consolidated
                                                  --------    ----------    ------------    ------------
OPERATING ACTIVITIES
Net income                                        $  7,917    $    1,222    $     (1,222)   $      7,917
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                     6,079         7,865               -          13,944
   Amortization of deferred financing costs and
    discount on notes                                1,573             -               -           1,573
   Changes in operating assets and liabilities      (2,357)       (6,258)              -          (8,615)
                                                  --------    ----------    ------------    ------------
Net cash provided by operating activities           13,212         2,829          (1,222)         14,819

INVESTING ACTIVITIES
Investments in and advances to subsidiaries         (7,190)        5,968           1,222               -
Purchase of property, plant and equipment           (6,029)       (5,470)              -         (11,499)
                                                  --------    ----------    ------------    ------------

Net cash provided by (used in) investing
 activities                                        (13,219)          498           1,222         (11,499)

FINANCING ACTIVITIES
Net change in revolver balance                         732             -                             732
Payments on long-term debt and capital lease
 obligations                                        (2,366)       (1,535)                         (3,901)
Deferred financing costs                              (151)            -               -            (151)
                                                  --------    ----------    ------------    ------------
Net cash used in financing activities               (1,785)       (1,535)              -          (3,320)
                                                  --------    ----------    ------------    ------------

Increase (decrease) in cash                         (1,792)        1,792               -               -
Cash at beginning of period                          1,683        (1,683)              -               -

                                                  --------    ----------    ------------    ------------
Cash at end of period                             $   (109)   $      109    $          -    $          -
                                                  ========    ==========    ============    ============

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

                                                        Three months ended             Nine months ended
                                                             June 30,                       June 30,
                                                  -----------------------------   -----------------------------
                                                      2006            2005            2006            2005
                                                  -------------   -------------   -------------   -------------
Revenues from continuing operations:
  Castings                                        $     134,009   $     132,528   $     360,526   $     359,162
  Forgings                                               10,956          10,034          31,017          33,398
  Other                                                   6,011           6,036          17,070          17,306
  Elimination of intersegment revenues                   (3,252)         (2,913)         (8,662)        (10,790)
                                                  -------------   -------------   -------------   -------------
Consolidated                                      $     147,724   $     145,685   $     399,951   $     399,076
                                                  =============   =============   =============   =============

Net Income
  Castings                                        $       6,004   $       7,052   $       4,875   $       6,349
  Forgings                                                  (11)            (18)           (886)          1,292
  Other                                                     711             834           1,720           2,308
  Elimination of intersegment (income) loss                 138          (1,738)          2,910          (2,032)
                                                  -------------   -------------   -------------   -------------
Consolidated                                      $       6,842   $       6,130   $       8,619   $       7,917
                                                  =============   =============   =============   =============

                                                                                    June 30,      September 30,
                                                                                      2006            2005
                                                                                  -------------   ------------
Total assets:
  Castings                                                                        $     482,422   $     475,725
  Forgings                                                                                6,167           7,040
  Other                                                                                  17,777          13,268
  Elimination of intersegment assets                                                    (90,599)        (83,478)
                                                                                  -------------   -------------
Consolidated                                                                      $     415,767   $     412,555
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

Income tax provision (benefit). The effective tax rate for the third quarter of 2006 was 38%, which includes the favorable impact of the Production Activities Deduction as permitted under the American Jobs Creation Act of 2004. The income tax benefit for the three months ended June 30, 2005 includes the favorable impact of a change in the tax method of determining LIFO inventory.

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

Income tax provision. The effective tax rate for the nine months ended June 30, 2006 and 2005 was 39% and 9%, respectively. The effective tax rate for the nine months ended June 30, 2006 includes the impact of the Production Activities Deduction as permitted under the American Jobs Creation Act of 2004. The effective tax rate for the nine months ended June 30, 2005 includes the favorable impact of a change in the tax method of determining LIFO inventory.

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

A reconciliation of Adjusted EBITDA for the three and nine months ended June 30, 2006, compared to the three and nine months ended June 30, 2005, is provided below (in thousands):

                                             Three Months Ended      Nine Months Ended
                                                  June 30,                June 30,
                                            --------------------    -------------------
                                              2006        2005        2006       2005
                                            --------    --------    --------   --------
Net income .............................    $  6,842    $  6,130    $  8,619   $  7,917
Income tax provision (benefit) .........       4,241        (377)      5,518        818
Net interest expense ...................       8,362       8,328      24,910     25,128
Depreciation and amortization ..........       5,035       4,645      15,042     13,944
Loss (gain) on disposal of equipment....         (11)        104         (19)       103
Litigation settlement * ................           -       6,500           -      6,500
Gregg write-off of lease deposits ......           -         (39)          -         65
                                            --------    --------    --------   --------
Adjusted EBITDA (as defined above) .....    $ 24,469    $ 25,291    $ 54,070   $ 54,475
                                            ========    ========    ========   ========

------------------
* Effective December 9, 2005, the Credit Facility was amended to allow the $6.5 million settlement in connection with the Mercer litigation to be added back in the calculation of Adjusted EBITDA.

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

                             NEENAH FOUNDRY COMPANY
                           PART II. OTHER INFORMATION

Item 6. EXHIBITS

(a) Exhibits

                                                                  INCORPORATED HEREIN BY REFERENCE
EXHIBIT NO.   DESCRIPTION                                                         TO                 FILED HEREWITH
-----------   -----------                                         --------------------------------   --------------
3.1           Bylaws of ACP Holding Company                                                                 X

4.1           Supplemental Indenture, dated as of May 23,         Exhibit 4.1 to the Registrant's
              2006, to the Indenture dated October 8, 2003, for   Form 8-K dated May 19, 2006
              the 13% Senior Subordinated Notes due 2013,
              among Neenah Foundry Company, the
              guarantors named therein, and the Bank of New
              York, as Trustee

4.2           Supplemental Indenture, dated as of May 23,         Exhibit 4.2 to the Registrant's
              2006, to the Indenture dated October 8, 2003, for   Form 8-K dated May 19, 2006
              the 11% Senior Secured Notes due 2010, among
              Neenah Foundry Company, the guarantors
              named therein, and the Bank of New York, as
              Trustee

10.1          Amendment No. 3 to Loan and Security                Exhibit 10.1 to the Registrant's
              Agreement, dated as of May 19, 2006, by and         Form 8-K dated May 19, 2006
              among Neenah Foundry Company, its
              subsidiaries party thereto, the various lenders
              party thereto and Fleet Capital Corporation, as
              agent

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

                                       NEENAH FOUNDRY COMPANY

DATE: October 26, 2006                 /s/ Gary W. LaChey
                                       -----------------------------------------
                                       Gary W. LaChey
                                       Corporate Vice President - Finance
                                       and Chief Financial Officer
                                       (Principal Financial Officer and
                                       Duly Authorized Officer)