Form 10-K
period 2006-09-30
NEENAH FOUNDRY CO
filed 2006-12-15
CIK 1040599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ____ TO ____.
Commission file number 333-28751
NEENAH FOUNDRY COMPANY
(Exact name of registrant as specified in its charter)

WISCONSIN	39-1580331
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

2121 BROOKS AVENUE, P.O. BOX 729, NEENAH, WISCONSIN	54957
(Address of principal executive offices)	(Zip Code)
(920) 725-7000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to section 12(g) of the Act: NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the common equity of Neenah Foundry Company held by non-affiliates as of March 31, 2006 was zero. All of the common stock of Neenah Foundry Company is held by NFC Castings, Inc., a wholly owned subsidiary of ACP Holding Company.
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On December 15, 2006, Neenah Foundry Company had 1,000 shares of Common Stock, par value $100 per share, outstanding, all of which were owned by NFC Castings, Inc., a wholly owned subsidiary of ACP Holding Company.
Documents Incorporated by Reference
     None.

NEENAH FOUNDRY COMPANY
FISCAL YEAR 2006
FORM 10-K
ANNUAL REPORT

PART III

10.	Directors and Executive Officers of the Registrant	34
11.	Executive Compensation	37
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	39
13.	Certain Relationships and Related Transactions	41
14.	Principal Accountant Fees and Services	42

Item		Page
PART IV

15.	Exhibits and Financial Statement Schedules	43

Signatures		83

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to Section 12 of the Act		84

Exhibit Index		85

Introduction
     Unless the context indicates otherwise, in this report, the terms “we,” “us,” “our,” “the Company,” and “Neenah” refer to Neenah Foundry Company and its wholly owned subsidiaries, Deeter Foundry, Inc. (“Deeter”), Mercer Forge Corporation (“Mercer”), Dalton Corporation (“Dalton”), Advanced Cast Products, Inc. (“Advanced Cast Products”), Gregg Industries, Inc. (“Gregg”), Neenah Transport, Inc. (“Neenah Transport”) and Cast Alloys, Inc. (“Cast Alloys”), which is inactive, and their respective subsidiaries. Neenah, a Wisconsin corporation, is a wholly owned subsidiary of NFC Castings, Inc. (“NFC”), a Delaware corporation, which is a wholly owned subsidiary of ACP Holding Company (“ACP”), a Delaware corporation. Neither ACP nor NFC have any material assets or liabilities other than their ownership of us.
     Unless the context indicates otherwise, in this report, the terms “year” or “years” refer to our fiscal year ending on September 30 of the referenced calendar year.
Forward-Looking Statements
     In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors,” or elsewhere in this report. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. These include, among other things, statements relating to the effects of general industry and economic conditions on our operating results, our ability to retain our significant customers and rely on our significant suppliers, our ability to compete with others in our industry, possible litigation and labor disputes, our significant indebtedness and debt service obligations, our future cash flow and earnings, and our ability to attract and retain qualified personnel. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in our 2007 fiscal year, which runs from October 1, 2006 to September 30, 2007.
PART I
Item 1. BUSINESS
Overview
     We are one of the largest independent foundry companies in the United States, and we believe we are one of only two national suppliers of castings to the heavy municipal market. Our broad range of heavy municipal iron castings includes manhole covers and frames, storm sewer frames and grates, heavy-duty airport castings, specialized trench drain castings and ornamental tree grates. We sell these municipal castings throughout the United States to state and local government entities, utility companies, precast concrete manhole structure producers and contractors for both new construction and infrastructure replacement. We are also a leading manufacturer of a wide range of complex industrial iron castings and steel forgings, including specialized castings and forgings for the heavy-duty truck industry, a broad range of iron castings and steel forgings for the construction equipment and farm equipment industries, and iron castings used in heating, ventilation and air conditioning, or HVAC, systems.
     We have been able to achieve significant market shares in the major markets we serve. Each of our 10 manufacturing facilities has unique capabilities to effectively serve our market niches.
     We believe that the following factors have contributed to our success.
•	Leadership position in a relatively stable municipal market. We are one of the leading suppliers of castings to the domestic municipal products market and, we believe, one of only two national suppliers, with approximately 15,000 customers in all 50 states and over 6,000 part numbers shipped every year.

Approximately 40% of the individual part numbers we shipped last year for the municipal market were in quantities of fewer than 10 pieces, which we believe creates a significant barrier to entry. We also believe that we are the only manufacturer that has invested in the unique patterns required to make many of these specific products, resulting in significant barriers to entry.
•	Significant customer dependence on Neenah. The patterns for municipal products seldom become obsolete and have been developed to various state and municipality specifications. These patterns are 100% owned by Neenah. As a market leader, our municipal castings are often specified as the standard in municipal contracts. Although the patterns for industrial castings are owned by the customer and not the foundry, industrial patterns are not readily transferable to other foundries without, in most cases, significant additional investment. We estimate that we have historically retained throughout the product life cycle over 95% of the patterns that we have been awarded. We believe we have the only tooling for a significant majority of our industrial products by net sales.

•	Large and experienced sales and marketing force. Neenah has one of the largest sales and marketing forces serving the U.S. heavy municipal end-user market. We also employ a dedicated industrial casting sales force organized by facility. Our sales force supports ongoing customer relationships, and works with customers’ engineers and procurement representatives as well as our own engineers, manufacturing management and quality assurance representatives throughout all stages of the production process to ensure that the final product consistently meets or exceeds the specifications of our customers. This team approach, consisting of sales, marketing, manufacturing, engineering and quality assurance efforts, is an integral part of our marketing strategy. In addition, our 14 distribution and sales centers around the U.S. provide our municipal products customers with readily available castings to meet their needs.

•	Focused manufacturing facilities with an emphasis on quality and implementation of lean manufacturing concepts. We operate 10 focused manufacturing facilities in six states. We focus our facilities on the specific markets and market segments that they are best suited to serve, creating what we believe to be an efficient process flow which enables us to provide superior products to each of our chosen markets. We continuously focus on productivity gains by improving upon the individual steps of the casting process, which enables us to produce castings in low and medium volume quantities on high volume, cost-effective molding equipment. With a major focus on implementing lean manufacturing and Six Sigma, we are continuously striving for improvement of operations and personnel, emphasizing defect prevention, safety and the reduction of variation and waste in all areas.

•	Value-added machining capabilities. Through our four machining facilities, we are able to deliver a machined product to many of our customers, capturing a greater share of the value chain and ensuring a closer working relationship. The casting machining process can contribute significantly to the value of the end-product, in particular in certain custom situations where high-value specialized machining is required. We continually evaluate opportunities to increase our value-added machining services.

•	Experienced and well-respected senior management team. Our senior management team provides a depth and continuity of experience in the casting industry.
Background
     Our business was founded in 1872 and operated for 125 years by the founding family. In 1997, Neenah Corporation (our parent holding company at that time) was acquired by NFC, which was a holding company and a wholly owned subsidiary of ACP. A short time later Neenah Foundry Company merged with and into Neenah Corporation and the surviving company changed its name to Neenah Foundry Company.
     In 1998, Neenah acquired all the capital stock of Deeter Foundry, Inc. (“Deeter”), Mercer Forge Corporation (“Mercer”) and Dalton Corporation (“Dalton”). Advanced Cast Products, Inc. (“Advanced Cast Products”) was owned by ACP prior to the time ACP acquired its interest in NFC. In 1999, Neenah acquired Gregg Industries, Inc. (“Gregg”).

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
     Advanced Cast Products manufactures ductile iron castings, primarily for companies in the heavy-duty truck, construction equipment and railroad industries. Advanced Cast Products’ production capabilities also include a range of finishing operations including austempering and machining.
     Gregg manufactures gray and ductile iron castings, primarily for engine turbo-chargers and heavy-duty truck applications.
     Prior to 2003, Neenah also purchased and either sold or discontinued several other operations, including Cast Alloys, a manufacturer of investment-cast titanium and stainless steel golf clubheads, Hartley Controls Corporation, a manufacturer of foundry sand control equipment, Peerless Corporation, which machined roller bearing adaptors for the railroad industry, and Belcher Corporation, a malleable iron green sand foundry.
     Beginning in 2000, several trends converged to create an extremely difficult operating environment for the Company. First, there were dramatic cyclical declines in some of our most important markets including trucks, railroad, construction and agriculture equipment. Second, there was a major inventory adjustment by manufacturers in the residential segment of the HVAC equipment industry, resulting in fewer orders for Dalton’s HVAC castings. Third, domestic foundries had been suffering from underutilized capacity, significantly increased foreign competition, continued price reduction pressure from customers and other competitors, and increased costs associated with heightened safety and environmental regulations. These factors caused and to some extent continue to cause a substantial number of foundries to cease operations or file for bankruptcy protection.
     Beginning in May 2000, we took aggressive steps to offset the impact of the decline in sales and earnings and improve cash flow in the difficult market environment, including an executive management change, sales of non-core assets, a reduction in our labor force, a slowdown in capital expenditures, and selected price increases. Despite these steps, the credit rating agencies began to downgrade our outstanding debt obligations in early 2000.On July 1, 2003, Neenah together with ACP, NFC and all of our wholly-owned domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. By order dated September 26, 2003, the Bankruptcy Court confirmed our Plan of Reorganization and the Plan of Reorganization became effective on October 8, 2003. The Plan of Reorganization allowed us to emerge from bankruptcy with an improved capital structure and, because we had arranged to continue paying our trade debt on a timely basis during the pendency of the Chapter 11 case, at the time of emergence, we had sufficient trade credit to continue operations in the ordinary course of business.
     On July 29, 2005, Neenah and ACP announced that an investment banking firm had been engaged to assist in exploring the potential sale or merger of Neenah or ACP or a significant portion of their assets or capital stock. On November 29, 2005, we announced that our board of directors, which is also the board of directors of ACP, had unanimously voted to end the sale or merger process and turn our focus to successfully implementing our business plan.
     On May 25, 2006, we experienced a change of control when Tontine Capital Partners, L.P. (“Tontine”) became the beneficial owner of more than a majority of the outstanding shares, on a fully diluted basis, of our parent, ACP. As of December 15, 2006, Tontine beneficially owned, in the aggregate, 22,929,467 shares, and 21,139,220 warrants to purchase shares, representing 54.5% of all shares outstanding of ACP on a fully-diluted basis.

Industry Overview
     There are approximately 2,200 independent foundries in the United States with 80% of those employing fewer than 100 employees. Only a small portion compete regularly with us, along with a number of foreign foundries. The iron foundry industry has gone through significant consolidation over the past 20 years, which has resulted in a significant reduction in the number of foundries and a rise in the share of production by the remaining foundries. We have gained business as a result of ongoing consolidation. Metal casting has historically been a cyclical industry with performance generally correlated with overall economic conditions and also directly affected by government (including environmental) regulation, foreign imports, and energy costs.
     Most manufactured goods either contain or are made on equipment containing one or more cast components. Metal castings are prevalent in most major market segments, including pipes and fittings, air conditioners, automobiles, trucks, construction equipment and agricultural equipment as well as within streets and highways. While general economic conditions have a directional effect on the foundry industry as a whole, the strength of a particular end-market has a significant effect on the performance of particular foundries serving those markets. The historic stability of the heavy municipal market has helped mitigate the effects of downturns in our more cyclical industrial end-markets, such as the heavy-duty truck market.
Business Strategy
     We are focused on increasing stakeholder value through continued growth and refinement of our business, improvement of our profit margins and continually providing our customers with the highest levels of product quality and customer service. Key elements of our strategy are outlined below.
•	Continued penetration of core markets. We seek to optimize our competitive position in heavy municipal and industrial castings through separate strategies tailored to the specific needs of each business. We expect to grow and leverage the strength and stability of the municipal business by continuing to expand our participation in markets already served and by augmenting our cost competitive capacity through the installation of a new state-of-the-art mold line for larger, low volume castings, which we expect will enhance production efficiencies, increase capacity and provide expanded molding capabilities. We intend to further develop selected areas of the industrial business, such as construction and agricultural products, and further our relationships with existing customers through production of more complex industrial castings, while seeking out selected new customers. Additionally, industry consolidation has resulted in a significant reduction in the number of foundries and a rise in the share of production by the remaining foundries. We continue to capitalize on on-going consolidation by taking advantage of opportunities created by the closing of weak, inefficient foundries.

•	Deepen and expand customer relationships. We focus on creating close working relationships with our customers by developing multiple points of contact throughout their organizations. In addition to supporting on-going customer relationships, our sales force also works with customers’ engineers and procurement representatives as well as with our own engineers, manufacturing managers and quality assurance representatives throughout all stages of the production process to ensure that the final product consistently meets or exceeds the specifications of our customers. Since we are the sole-source supplier for the majority of the products that we provide to our industrial customers, we intend to expand those relationships by continuing to participate in the development and production of more complex industrial castings, while seeking out selected new customers who would value our capabilities and performance reputation, technical ability and high level of quality and service.

•	Value-added focus. Our ability to provide value-added machining enhances the value of the products we produce and is a competitive advantage as it positions us as a vital link in each customer’s supply chain by providing customers with a single source alternative that reduces supply chain costs and shortens lead times. Customers are increasingly requesting that foundries supply machined components as it reduces handling as well as their cost to process. We focus on value-added precision machined components involving highly specialized and complex processes and, in some cases, difficult to machine materials. We are currently working to further increase our market position by expanding our value-adding machining capacity and our austempered ductile iron capabilities.

•	Continuous efficiency gains and cost reductions. We continually seek ways to reduce our operating costs and increase our manufacturing productivity. We believe that a combination of pricing adjustments and cost savings has mitigated the impact of cost creep over the last two years. To further this objective, we have undertaken the following:
•	Installation of a new mold line at Neenah to replace our 40-year-old line. We are currently beginning to invest approximately $54 million in a major upgrade through the installation of a state-of-the-art mold line. We believe this new mold line, which is expected to be operational in early calendar 2008, will substantially improve our cost position on selected new and existing municipal parts, will substantially increase our capacity and molding capabilities, and will be one of the most capable mold lines for parts of this nature in North America.

•	Fully integrate lean manufacturing concepts. We have incorporated and expect to continue to incorporate efficiencies in our operations through the implementation of lean manufacturing.

•	Centralized procurement of major raw materials and certain services through our head office in order to generate purchasing economies of scale. We work closely with companies that are cost competitive and with which we have long-term relationships, providing us with competitive pricing and helping to assure us supply when raw material availability is limited.
Business Segments — Overview
     We have two reportable segments, castings and forgings. The castings segment manufactures and sells various grades of gray and ductile iron castings for the heavy municipal and industrial markets, while the forgings segment manufactures and sells steel forged components for the industrial market. The segments were determined based upon the production process utilized and the type of product manufactured. Approximately 92% of our net sales for fiscal 2006 was derived from our castings segment, with approximately 8% from our forgings segment.
     Financial information about our reportable segments and geographic areas is contained in Note 9 in the Notes to Consolidated Financial Statements.
Castings Segment
     We are a leading producer of iron castings for use in heavy municipal and industrial applications. We sell directly to state and local municipalities, contractors, precasters, supply houses, original equipment manufacturers (“OEMs”) and tier-one suppliers, as well as to other industrial end-users.
Products, Customers and Markets
     The castings segment provides a variety of products to both the heavy municipal and industrial markets. Our broad range of heavy municipal iron castings include storm and sanitary sewer castings, manhole covers and frames, storm sewer frames and grates, heavy-duty airport castings, specialized trench drain castings, specialty flood control castings and ornamental tree grates. Customers for these products include state and local government entities, utility companies, precast concrete structure producers and contractors. Sales to the industrial market are comprised of differential carriers and differential cases, transmissions, gear and axle housings, yokes, planting and harvesting equipment parts, track drive and fifth wheel components, and compressor components. Markets for these products include medium and heavy-duty truck, construction and agricultural equipment and HVAC manufacturers.
     A few large customers generate a significant amount of our net sales. See “Risk Factors — A relatively small number of customers account for a substantial portion of our revenues. The loss of one or more of them could adversely affect our net sales.”
Heavy Municipal
     Our broad line of heavy municipal products consists of “standard” and “specialty” castings. Standard castings principally consist of storm and sanitary sewer castings that are consistent with pre-existing dimensional and strength specifications established by local authorities. Standard castings are generally higher volume items that are routinely used in new construction and infrastructure replacement. Specialty castings are generally lower volume products, such as heavy-duty airport castings, trench drain castings, flood control castings, special manhole and inlet castings and ornamental tree grates. These specialty items are frequently selected and/or specified from our municipal product catalog and tree grate catalog, which together encompass thousands of pattern combinations. For many of these products, we believe that we are the only manufacturer with existing patterns to produce such a particular casting.
     Our municipal customers generally make purchase decisions based on a number of criteria, including acceptability of the product per local specification, quality, availability, price and the customer’s relationship with the foundry. We supply our municipal customers with anywhere from one up to thousands of municipal castings in any given year.
     During the over 70 years that we have manufactured municipal products, we have emphasized servicing specific market needs and believe that we have built a strong reputation for customer service. We believe that we are one of the leaders in U.S. heavy municipal casting production and that we have strong name recognition. We have one of the largest sales and marketing forces of any foundry serving the heavy municipal market. Our dedicated sales force works out of regional sales offices and distribution yards to market municipal castings to contractors and state and local governmental entities throughout the United States. We operate 14 regional distribution and sales centers throughout the United States. We believe that this regional approach enhances our vast knowledge of local specifications and our leadership position in the heavy municipal market.
Industrial
     Industrial castings are generally more complex and usually are produced in higher volumes than municipal castings. Complexity in the industrial market is determined by the intricacy of a casting’s shape, the thinness of its walls and the amount of processing by a customer required before a part is suitable for use. OEMs and their tier-one suppliers have been demanding more complex parts principally to reduce their own labor costs by using fewer parts to manufacture the same finished product or assembly and by using parts that require less subsequent processing before being considered a finished product.
     We primarily sell our industrial castings to OEMs and tier-one suppliers with whom we have established close working relationships. These customers base their purchasing decisions on, among other things, our technical ability, price, service, quality assurance systems, facility capabilities and reputation. Our assistance in product engineering plays an important role in winning bids for industrial castings. For the average industrial casting, 12 to 18 months typically elapse between the completed design phase and full production. The product life cycle of a typical industrial casting in the markets we serve is quite long, in many cases over 10 years. Although the patterns for industrial castings are owned by the customer and not the foundry, industrial patterns are not readily transferable to other foundries without, in most cases, significant additional investment. Foundries, including our company, generally do not design industrial castings. Nevertheless, a close working relationship between the foundry and the customer during a product launch is critical to reduce potential production problems and minimize the customer’s risk of incurring lost sales or damage to its reputation due to a delayed launch. Involvement by a foundry early in the design process generally increases the likelihood that the customer will design a casting within the manufacturing capabilities of that foundry and also improves the likelihood that the foundry will be awarded the casting for full production.
     We employ a dedicated industrial casting sales force organized by facility. Our sales forces support ongoing customer relationships and work with customers’ engineers and procurement representatives as well as our own engineers, manufacturing management and quality assurance representatives throughout all stages of the production process to ensure that the final product consistently meets or exceeds the specifications of our customers. This team approach, consisting of sales, marketing, manufacturing, engineering and quality assurance efforts, is an integral part of our marketing strategy.

Manufacturing Process
     Our foundries manufacture gray and ductile iron and cast it into intricate shapes according to customer metallurgical and dimensional specifications. We continually invest in upgrading our manufacturing capacity and in the improvement of process controls and believe that these investments and our significant experience in the industry have made us one of the more efficient manufacturers of industrial and heavy municipal casting products.
     The sand casting process we employ involves using metal, wood or urethane patterns to make an impression of a desired shape in a mold made primarily of sand. Cores, also made primarily of sand, are used to make the internal cavities and openings in a casting. Once the casting impression is made in the mold, the cores are set into the mold and the mold is closed. Molten metal is then poured into the mold, which fills the mold cavity and takes on the shape of the desired casting. Once the iron has solidified and cooled, the mold sand is separated from the casting and the sand is recycled. The selection of the appropriate casting method, pattern, core-making equipment and sand, and other raw materials depends on the final product and its complexity, specifications and function as well as the intended production volumes. Because the casting process involves many critical variables, such as choice of raw materials, design and production of tooling, iron chemistry and metallurgy and core and molding sand properties, it is important to monitor the process parameters closely to ensure dimensional precision and metallurgical consistency. We continually seek out ways to expand the capabilities of existing technology to improve our manufacturing processes.
     Through incorporation of lean manufacturing concepts, we continuously focus on productivity gains by improving upon the individual steps of the casting process such as reducing the amount of time required to make a pattern change or to produce a different casting product. Such improvements enable us to produce castings in low and medium volume quantities on high volume, cost-effective molding equipment. Additionally, our extensive effort in real time process controls permits us to produce a consistent, dimensionally accurate casting, which saves time and effort in the final processing stages of production. This dimensional accuracy contributes significantly to our manufacturing efficiency.
     Continual testing and monitoring of the manufacturing process is important to maintain product quality. We, therefore, have adopted sophisticated quality assurance techniques and Six Sigma for our manufacturing operations. During and after the casting process, we perform numerous tests, including tensile, proof-load, radiography, ultrasonic, magnetic particle and chemical analysis. We utilize statistical process data to evaluate and control significant process variables and casting dimensions. We document the results of this testing in metallurgical certifications that are sometimes included with each shipment to our industrial customers. We strive to maintain systems that provide for continual improvement of operations and personnel, emphasizing defect prevention, safety and the reduction of variation and waste in all areas.
Raw Materials
     The primary raw materials we use to manufacture ductile and gray iron castings are steel scrap, pig iron, metallurgical coke and sand (core sand and molding sand). While there are multiple suppliers for each of these commodities, we have generally elected to maintain single-source arrangements with our suppliers for most of these major raw materials. Due to long standing relationships with each of our suppliers, we believe that we will continue to be able to secure the proper amount and type of raw materials in the quantities required and at competitive prices, even when raw materials are in short supply. The owner of our major coke supplier recently announced that it is considering strategic alternatives relating to this supplier. Should there be a change in control of this supplier, the terms and conditions of our current supply arrangements with this supplier could be impacted, possibly causing us to consider other alternatives. See “Risk Factors — Increases in the price or interruptions in the availability of raw materials and energy could reduce our profits.”
     Although the prices of the raw materials used vary, fluctuations in the cost of steel scrap are the most significant to us. We generally have arrangements with our industrial customers that enable us to adjust prices to reflect steel scrap cost fluctuations. In periods of rapidly rising or falling steel scrap costs, these adjustments will lag behind the current cost of steel scrap reflected in our casting price because they are generally based on average market prices for prior periods. Such prior periods vary by customer, but are generally no longer than one month. We generally recover steel scrap cost increases for municipal products through periodic price increases. However, castings are sometimes sold to the heavy municipal market on a bid basis and after a bid is won the price for the municipal casting generally is not adjusted for increases in the costs of raw materials. Rapidly fluctuating steel scrap costs may, however, have an adverse or positive effect on our business, financial condition and results of operations.
Seasonality and Cyclicality
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
     We have historically experienced some cyclicality in the heavy municipal market as sales of municipal products are influenced by, among other things, public spending and the state of the new housing market. There is generally not a large backlog of business in the municipal market due to the nature of the market. In the industrial market, we experience cyclicality in sales resulting from fluctuations in our markets, including the medium and heavy-duty truck and the construction and farm equipment markets, which are subject to general economic trends.
Competition
     The markets for our products are highly competitive. Competition is based mainly on price, but also on quality of product, range of capability, level of service and reliability of delivery. We compete with numerous domestic foundries, as well as with some foreign iron foundries. We also compete with several large domestic manufacturers whose products are made with materials other than ductile and gray iron, such as steel or aluminum. Industry consolidation over the past 20 years has resulted in a significant reduction in the number of foundries and a rise in the share of production by the remaining foundries, some of which have significantly greater financial resources than do we. Competition from foreign foundries has had an ongoing presence in the industrial and heavy municipal market and continues to be a factor.
Forgings Segment
     Our forgings segment, operated by Mercer, produces complex-shaped forged steel and micro alloy components for use in transportation, railroad, mining and heavy industrial applications. Mercer sells directly to OEMs and tier-one suppliers, as well as to industrial end-users. Mercer’s subsidiary, A&M Specialties, Inc., machines forgings and castings for Mercer and various industrial customers.
Products, Customers and Markets
      Mercer produces hundreds of individually forged components and has developed specialized expertise in forgings of micro alloy steel. Mercer currently operates mechanical press lines, from 1,300 tons to 4,000 tons. Mercer’s primary customers include manufacturers of components and assemblies for heavy-duty trucks, railroad equipment and construction equipment.
     Mercer’s in-house sales organization sells directly to end-users and OEMs. A key element of Mercer’s sales strategy is its ability to develop strong customer relationships through responsive engineering capability, dependable quality and reliable delivery performance.
     Demand for forged products closely follows the general business cycles of the various market segments and the demand level for capital goods. While there is a more consistent base level of demand for the replacement parts portion of the business, the strongest expansions in the forging industry coincide with the periods of industrial segment economic growth.
Manufacturing Process
     In forging, metal is pressed, pounded or squeezed under great pressure, with or without the use of heat, into parts that retain the metal’s original grain flow, imparting high strength. Forging usually entails one of four principal processes: impression die; open die; cold; and seamless rolled ring forging. Impression die forging, commonly referred to as “closed die” forging, is the principal process employed by Mercer, and involves bringing two or more dies containing “impressions” of the part shape together under extreme pressure, causing the bar stock to take the desired shape. Because the metal flow is restricted by the die, this process can yield more complex shapes and closer tolerances than the “open die” forging process. Impression die forging is used to produce products such as military and off-highway track and drive train parts; automotive and truck drive train and suspension parts; railroad engine, coupling and suspension parts; military ordinance parts and other items where close tolerances are required.
     Once a rough forging is shaped, regardless of the forging process, it must generally still be machined. This process, known as “finishing” or “conversion,” smoothes the component’s exterior and mating surfaces and adds any required specification, such as groves, threads and bolt holes. The finishing process can contribute significantly to the value of the end product, in particular in certain custom situations where high value specialized machining is required. Machining can be performed either in-house by the forger, by a machine shop which performs this process exclusively or by the end-user.
     Mercer’s internal staff of engineers designs impression dies to meet customer specifications incorporating computer assisted design workstations for the design. Management believes that Mercer is an industry leader in forging techniques using micro alloy steel which produces parts which are lighter and stronger than those forged from conventional carbon steel.
Raw Materials
     The principal raw materials used in Mercer’s products are carbon and micro alloy steel. Mercer purchases substantially all of its carbon steel from four principal sources. While Mercer has never suffered any significant interruption of materials supply, management believes that, in the event of any disruption from any individual source, adequate alternative sources of supply are available within the immediate vicinity.
Seasonality and Cyclicality
     Mercer experiences only minimal seasonality in its business. Mercer has experienced moderate cyclicality in sales resulting from fluctuations in the medium and heavy-duty truck market and the heavy industrial market, which are subject to general economic trends.
Competition
     Mercer competes primarily in a highly fragmented industry which includes several dozen other press forgers and hammer forge shops. Hammer shops cannot typically match press forgers for high volume, single component manufacturing or close tolerance production. Competition in the forging industry has also historically been determined both by product and geography, with a large number of relatively small forgers across the country carving out their own product and customer niches. In addition, most end-users manufacture some forgings internally, often maintaining a critical minimum level of production in-house and contracting out the balance. The primary basis of competition in the forging industry is price, but engineering, quality and dependability are also important, particularly with respect to building and maintaining customer relationships. Some of Mercer’s competitors have significantly greater resources than Mercer. There can be no assurance that Mercer will be able to maintain or improve its competitive position in the markets in which it competes.
Employees
     As of September 30, 2006, we had 2,950 full time employees, of whom 2,380 were hourly employees and 570 were salaried employees. Approximately 81% of our hourly employees are represented by unions. Nearly all of the hourly employees at Neenah, Dalton, Advanced Cast Products and Mercer are members of either the United Steelworkers of America or the Glass, Molders, Pottery, Plastics and Allied Workers International Union. A collective bargaining agreement is negotiated every two to five years. The material agreements expire as follows: Neenah, December 2006; Dalton-Warsaw, April 2008; Dalton-Kendallville, June 2007; Advanced Cast Products-Meadville, October 2010; and Mercer, June 2008. All employees at Deeter and Gregg are non-union. We believe that we have a good relationship with our employees.

Environmental Matters
     Our facilities are subject to federal, state and local laws and regulations relating to the protection of the environment and worker health and safety, including those relating to discharges to air, water and land, the generation, handling and disposal of solid and hazardous waste, the cleanup of properties affected by hazardous substances, and the health and safety of our employees. Such laws include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, and the Occupational Health and Safety Act. Under certain environmental laws, we could be held responsible for all of the costs relating to any contamination at our past or present facilities and at third party waste disposal sites. We could also be held liable for any and all consequences arising out of human exposure to such substances or other environmental damage.
     We are presently operating our Gregg facility under the terms of an order of abatement with the California South Coast Air Quality Management District (SCAQMD). See “Legal Proceedings.”
     We believe we have no liabilities relating to environmental matters which would have a material adverse effect on our operations, financial condition or competitive position. However, the risk of environmental liability is inherent in the manufacture of castings and forgings. Any of our businesses might in the future incur significant costs to meet current or more stringent compliance, cleanup or other obligations pursuant to environmental requirements. Such costs may include expenditures related to remediation of historical releases of hazardous substances or clean-up of physical structures prior to decommissioning. We have incurred in the past, and expect to incur in the future, capital and other expenditures related to environmental compliance. Such expenditures are generally included in our overall capital and operating budgets and are not separately accounted for. However, we do not anticipate that compliance with existing environmental laws will have a material adverse effect on our capital expenditures, earnings or competitive position.
     Under the Federal Clean Air Act Amendments of 1990, the Environmental Protection Agency is directed to establish maximum achievable control technology (MACT) standards for certain industrial operations that are major sources of hazardous air pollutants. The iron foundry industry will be required to implement the MACT emission limits, control technologies or work practices by April 2007. Our Neenah foundry and both Dalton foundries are subject to this requirement (due to their size). Our Dalton facilities received one-year extensions, which requires them to be in compliance with the new standards by April 2008. A majority of the approximately $3.0 million of capital expenditures necessary to bring these three facilities into compliance with MACT requirements has already been made and we expect all three facilities to achieve MACT compliance by the applicable deadlines.
     The Clean Water Act requires point dischargers to obtain storm water discharge permits. In Wisconsin, Neenah is covered by the state’s General Permit to Discharge Storm Water Associated with Industrial Activity. The Wisconsin Department of Natural Resources, which is authorized to administer the storm water program, has adopted new benchmark values for various storm water contaminants. Neenah expects to spend $1.2 million in fiscal year 2007 on storm water treatment devices that will allow it to achieve compliance with the new benchmarks.
Intellectual Property
     We have registered, or are in the process of registering, various trademarks and service marks with the U.S. Patent and Trademark Office.
Item 1A. RISK FACTORS
     Owning our securities and those of our parent, ACP, involves a high degree of risk. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations. If any of the following risks materialize, our business, financial condition or results of operations could be materially and adversely affected. In that case, security holders may lose some or all of their investment.

A relatively small number of customers account for a substantial portion of our revenues. The loss of one or more of them could adversely affect our net sales.
     A few large customers generate a significant amount of our net sales.
•	Sales to our largest customer and entities related to such customer accounted for approximately 10% of our total net sales for the fiscal year ended September 30, 2006.

•	Sales to our top five customers and entities related to such customers accounted for approximately 31% of our total net sales for the fiscal year ended September 30, 2006.
     The loss of one or more of these large customers, therefore, could adversely affect our net sales. We do not generally have long-term contracts with our customers and we also do not own the patterns used to produce industrial castings. As a result, our customers could switch to other suppliers at any time. If our customers should move production of their products outside the United States, they would likely attempt to find local suppliers for the components they purchase from us.
     Certain of our largest industrial customers, particularly in the heavy-duty truck market, are experiencing financial challenges. For example, on March 3, 2006, Dana Corporation (“Dana”), our largest customer, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. As a result, we estimate that the Company will lose approximately $0.1 million of the $4.7 million that Dana owed us at the time of Dana’s bankruptcy filing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.” Although we are an important supplier to many of our customers, there can be no assurance that we would be designated an “essential supplier” or “critical vendor” (as we were by Dana) if any of our other major customers becomes a debtor in bankruptcy, and the loss of any of our major customers could adversely affect our net sales.
Decreases in demand for heavy-duty trucks, HVAC equipment, construction or farm equipment or other end markets could have a significant impact on our profitability, cash flows and ability to service our indebtedness.
     Our company has historically experienced industry cyclicality in most of our industrial markets, including the truck and farm equipment markets. These industries and markets fluctuate in response to factors that are beyond our control, such as general economic conditions, interest rates, federal and state regulations, consumer spending, fuel costs and our customers’ inventory levels and production rates. These major markets will likely continue to experience such fluctuations. A downturn in one or more of these markets could reduce demand for, and prices of, our products. Such a downturn in one or more of these major markets could have a significant negative impact on sales of our products, which could lower our profitability, cash flows, and ability to service our indebtedness. Historically, our heavy municipal business has been less cyclical than our industrial markets. We have historically experienced some cyclicality in the heavy municipal market as sales of municipal products are influenced by, among other things, public spending and the state of the new housing market.
     Due to new emissions standards set to take effect on January 1, 2007, heavy-duty truck production is expected to decline significantly beginning early in calendar 2007, as many customers have accelerated purchases to 2006, artificially increasing 2006 sales to this segment. Additional emissions regulations are scheduled to take effect in calendar 2010, which may have a similar effect of accelerating sales to 2009. In addition, housing starts are expected to decline further in calendar 2007, reflecting softness in the overall housing sector. As a result, we are now experiencing a decline in our sales into these end-markets, and we expect our sales to these end-markets to further deteriorate in fiscal 2007 from fiscal 2006 levels, which will lower our profitability and cash flows.
Our market share may be adversely impacted at any time by a significant number of competitors.
     The markets in which we compete are highly competitive and are expected to remain so. The foundry industry overall has excess capacity, which exerts downward pressure on prices of our products. We may be unable to maintain or improve our competitive position in the markets in which we compete. Although quality of product, range of capability, level of service and reliability of delivery are important factors in selecting foundry suppliers, we are also forced to compete on price. We compete with numerous domestic and some foreign foundries. Although our castings are manufactured from ductile and gray iron, we also compete in our industrial markets with several manufacturers whose products are made with other materials, such as steel or aluminum. Industry consolidation over the past 20 years has significantly reduced the number of foundries operating in the United States. While such consolidation has translated into greater market share for the remaining foundries, some of these remaining foundries have significantly greater financial resources than we do and may be better able to sustain periods of decreased demand or increased pricing pressure. At the same time, the prices of products imported from foreign foundries, particularly from China, India, Mexico and South America, are generally lower than the prices we charge to our customers. Countervailing duties and/or anti-dumping orders on imports currently apply to China, Brazil, Mexico and Canada, and any reduction thereof could increase foreign competition. Furthermore, despite the reduction in the number of domestic operating foundries, total production capacity continues to exceed demand. Any of these factors could impede our ability to remain competitive in the markets in which we operate.
International economic and political factors could affect demand for products which could impact our financial condition and results of operations.
     Our operations may be affected by actions of foreign governments and global or regional economic developments. Global economic events, such as foreign countries’ import/export policies, the cost of complying with environmental regulations or currency fluctuations, could also affect the level of U.S. imports and exports, thereby affecting our sales. Foreign subsidies, foreign trade agreements and each country’s adherence to the terms of such agreements can raise or lower demand for castings produced by us and other U.S. foundries. National and international boycotts and embargoes of other countries’ or U.S. imports and/or exports together with the raising or lowering of tariff rates could affect the level of competition between us and our foreign competitors. If the value of the U.S. dollar strengthens against other currencies, imports to the United States may increase and put downward pressure on the prices of our products, which may adversely affect our sales, margins and profitability. Such actions or developments could have a material adverse effect on our business, financial condition and results of operations.
Increases in the price or interruptions in the availability of raw materials and energy could reduce our profits.
     The costs and availability of raw materials and energy represent significant factors in the operations of our business. As a result of domestic and international events, the prices and availability of our key raw materials and energy fluctuate. We have single-source, just-in-time arrangements with many of our suppliers for the major raw materials that we use. If a single-source supplier were to become unable or unwilling to furnish us with essential materials for any reason, that could impair our ability to manufacture some of our products. Potential causes of such interruptions could include, among others, any casualty, labor unrest, or regulatory problems of the supplier, or a change in ownership of a supplier leading to subsequent business decisions that do not align with our own business interests. The owner of our major coke supplier recently announced that it is considering strategic alternatives relating to this supplier. Should there be a change in control of this supplier, the terms and conditions of our current supply arrangements with this supplier could be impacted, possibly causing us to consider other alternatives. Also, the failure of these single-source arrangements to result in the most highly competitive prices for raw materials could increase our cost of sales and lower our profit. If our raw material or energy costs increase, we may not be able to pass these higher costs on to our customers in full or at all.
     Of all the varying costs of raw materials, fluctuations in the cost of steel scrap impact our business the most. The cost for steel scrap is subject to market forces that are unpredictable and largely beyond our control, including demand by U.S. and international foundries, freight costs and speculation. Although we have arrangements with our industrial customers that enable us to adjust industrial casting prices to reflect steel scrap cost fluctuations, these adjustments lag behind the current cost of steel scrap during periods of rapidly rising or falling steel scrap costs because these adjustments are generally based on average market costs for prior periods. Thus, our profitability could be negatively impacted if we are unable to pass along increases in the cost of steel scrap to our customers effectively.
We may incur potential product liability and recall costs.
     We are subject to the risk of exposure to product liability and product recall claims in the event any of our products results in property damage, personal injury or death, or does not conform to specifications. We may not be able to continue to maintain suitable and adequate insurance on acceptable terms that will provide adequate protection against potential liabilities. In addition, if any of our products proves to be defective, we may be required to participate in a recall involving such products. A successful claim brought against us in excess of available insurance coverage, if any, or a requirement to participate in a major product recall, could have a material adverse effect on our business, results of operations or financial condition.
Litigation against us could be costly and time consuming to defend.
     We and our subsidiaries are regularly subject to legal proceedings and claims that arise in the ordinary course of business. We are presently disputing a claim from an investment bank for $3.34 million in fees allegedly arising from Tontine’s acquisition of control of the Company in May 2006. We are also subject to workers’ compensation claims (including those related to silicosis), employment disputes, unfair labor practice charges, customer and supplier disputes, product liability claims and contractual disputes related to warranties and guarantees arising out of the conduct of our business. Litigation may result in substantial costs and may divert management’s attention and resources, which could adversely affect our business, results of operations or financial condition.
The departure of key personnel could adversely affect our operations.
     The success of our business depends upon our senior management closely supervising all aspects of our business. We believe our senior management has technological and manufacturing experience that is important to the metal casting and forging business. The loss of such key personnel could have a material adverse effect on our operations if we were unable to attract and retain qualified replacements.
     In addition, we have from time to time experienced difficulty hiring enough skilled employees with the necessary expertise to build the products ordered by our customers in the metal casting and forging business. An inability to hire and retain such employees could have a material adverse effect on our operations.
The seasonal nature of our business could impact our business, financial condition and results of operations.
     Our business is seasonal. Therefore, our quarterly revenues and profits historically have been lower during the first and second fiscal quarters of the year (October through March) and higher during the third and fourth fiscal quarters (April through September). In addition, our working capital requirements fluctuate throughout the year. Adverse market or operating conditions during any seasonal part of the fiscal year could have a material adverse effect on our business, financial condition and results of operations.
We face the risk of work stoppages or other labor disruptions that could impact our results of operations negatively.
     As of September 30, 2006, approximately 81% of our workforce consisted of hourly employees, and of those approximately 81% are represented by unions. Nearly all of the hourly employees at Neenah, Dalton, Advanced Cast Products and Mercer are members of either the United Steelworkers of America or the Glass, Molders, Pottery, Plastics and Allied Workers International Union. As a result, we could experience work stoppages or other labor disruptions. If this were to occur, we may not be able to satisfy our customers’ orders on a timely basis. Our principal collective bargaining agreement at our Neenah facility expires in December 2006 and no assurances can be made that we will be able to renegotiate this agreement on terms that are acceptable to us. Our operations could be adversely affected if we experience a work stoppage or other labor disruption.
The nature of our business exposes us to liability for violations of environmental regulations and releases of hazardous substances.
     The risk of environmental liability is inherent in the manufacturing of casting and forging products. We are subject to numerous laws and regulations governing, among other things: discharges to air, water and land; the generation, handling and disposal of solid and hazardous waste; the cleanup of properties affected by hazardous substances; and the health and safety of our employees. Changes in environmental laws and regulations, or the discovery of previously unknown contamination or other liabilities relating to our properties and operations, could require us to sustain significant environmental liabilities. In addition, we might incur significant capital and other costs to comply with increasingly stringent emission control laws and enforcement policies which could decrease our cash flow. We are also required to obtain permits from governmental authorities for certain operations. We cannot assure you that we have been or will be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators.
     Under certain environmental laws, we could be held responsible for all of the costs relating to any contamination at our past or present facilities and at third party waste disposal sites. We could also be held liable for any and all consequences arising out of human exposure to such substances or other environmental damage.
     Environmental laws are complex, change frequently and have tended to become increasingly stringent over time. We incur operating costs and capital expenditures on an ongoing basis to ensure our compliance with applicable environmental laws and regulations. We cannot assure you that our costs of complying with current and future environmental and health and safety laws and regulations, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not adversely affect our business, results of operations or financial condition. See “Business — Environmental Matters.”
Failure to raise necessary capital could restrict our ability to operate and further develop our business.
     Our capital resources may be insufficient to enable us to maintain operating profitability. Failure to generate or raise sufficient funds may require us to delay or abandon some expansion plans or expenditures, which could harm our business and competitive position.
     We estimate that our aggregate expenditure requirements in fiscal 2007 will include projected costs of:
•	approximately $22.0 million primarily for necessary maintenance capital expenditures and selected strategic capital investments required to maintain optimum operating efficiencies, not including the new mold line described elsewhere herein;

•	approximately $32.2 million for the new mold line (of the total cost of approximately $54 million); and

•	approximately $31.7 million for debt service on our outstanding 11% Senior Secured Notes and 13% Senior Subordinated Notes plus any additional interest expense from amounts outstanding under the credit facility.
In addition, we will require funds for general corporate expenses, other expenses (including pension expenses discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations”), certain environmental capital expenditures and for working capital fluctuations.
     We may choose to meet any additional financial needs by borrowing additional funds under our credit facility or from other sources. As of September 30, 2006, subject to certain limitations, we had $54.1 million available to borrow under our credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Our ability to issue debt securities, borrow funds from additional lenders and participate in vendor financing programs are restricted under the terms of the credit facility and the indentures governing our outstanding notes.
We may not achieve the expected benefits of our new mold line.
     As part of our business strategy, we are beginning to invest in a $54 million capital project to replace an existing mold line at our Neenah facility. We expect the new mold line to become operational in early calendar 2008. We believe we will have access to sufficient funds to support this project. However, similar to other large capital expenditure projects, we are at risk to many factors beyond our control that may prevent or hinder our launch of the new mold line or lead to cost overruns, including new or more expensive obligations to comply with environmental regulations, technical or mechanical problems, construction delays, shortages of equipment, materials or skilled labor, lack of available capital and other factors. Even if we effectively complete this project, we may not be able to capitalize on the additional capacity the mold line will provide, which may result in sales or profitability at lower levels than anticipated. Failure to successfully implement this business strategy may adversely affect our business prospects and results of operations.

Our controlling shareholder may have interests that differ from the interests of our other security holders.
     Nearly half of the outstanding stock of our parent corporation, ACP Holding Company, and a majority of such stock on a fully-diluted basis, is owned by Tontine Capital Partners, L.P. (“Tontine”). As a result, Tontine controls ACP’s and our affairs, including the election of directors who in turn appoint management for both us and ACP. Tontine controls any action requiring the approval of the holders of stock of our parent corporation, including adoption of amendments to its corporate charter and approval of a merger or sale of all or substantially all assets. It also controls decisions affecting our capital structure, such as decisions regarding the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. The interests of Tontine may not in all cases be aligned with the interests of our other equity holders and with holders of our outstanding notes. For example, the equity holders may have an interest in pursuing acquisitions, divestitures, financings and other transactions that, in their judgment, could enhance their equity investments, even though those transactions might involve risks to the holders of outstanding notes. Additionally, Tontine is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Tontine may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
Terrorist attacks could adversely affect our results of operations, our ability to raise capital or our future growth.
     The impact that terrorist attacks, such as those carried out on September 11, 2001, and the war in Iraq, as well as events occurring in response to or in connection with them, may have on our industry in general, and on us in particular, is unknown at this time. Such attacks, and the uncertainty surrounding them, may impact our operations in unpredictable ways, including disruptions of rail lines, highways and fuel supplies and the possibility that our facilities could be direct targets of, or indirect casualties of, an act of terror. In addition, war or risk of war may also have an adverse effect on the economy. A decline in economic activity could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital. Such attacks may lead to increased volatility in fuel costs and availability and could affect the results of operations. In addition, the insurance premiums charged for some or all of the coverages we currently maintain could increase dramatically, or the coverages could be unavailable in the future.
Our substantial indebtedness could adversely affect our financial health.
     We have a significant amount of indebtedness. At September 30, 2006, we and our subsidiaries had approximately $265.4 million of secured indebtedness outstanding, consisting of approximately $1.2 million of capital lease obligations, approximately $38.0 million of indebtedness under our credit facility and approximately $226.2 million of outstanding notes. In addition, we and our subsidiaries had approximately $54.1 million of undrawn borrowing capacity under our credit facility.
     Our substantial indebtedness could have important consequences to the holders of our and ACP’s securities. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to our outstanding notes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	expose us to the risk of increased interest rates as borrowings under our credit facility are subject to variable rates of interest;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.
     In addition, the indentures for our outstanding notes and our credit facility contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.
Despite our current substantial indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could intensify the risks associated with our substantial leverage.
     We and our subsidiaries may be able to incur substantial additional indebtedness in the future because the terms of the indentures governing our outstanding notes and our credit facility do not fully prohibit us or our subsidiaries from doing so. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
     Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures, research and development efforts and other cash needs will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
     We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all.
The terms of our debt impose restrictions on us that may affect our ability to successfully operate our business.
     Our credit facility and the indentures governing our outstanding notes contain covenants that limit our actions. These covenants could materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be in our best interests. The covenants limit our ability to, among other things:
•	incur or guarantee additional indebtedness;

•	pay dividends or make other distributions on capital stock;

•	repurchase capital stock;

•	make loans and investments;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends;

•	create liens;

•	sell or otherwise dispose of assets;

•	enter new lines of business;

•	merge or consolidate with other entities; and

•	engage in transactions with affiliates.
     Our credit facility also contains financial covenants. Our ability to comply with these covenants and requirements may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply. A breach of these covenants could result in a default under the indentures governing our outstanding notes and/or our credit facility. If there were an event of default under the indentures for the notes and/or the credit facility, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately, they could foreclose on the collateral securing our debts and the lenders under the credit facility could terminate their commitments to lend. We cannot assure you that our assets or cash flow will be sufficient to repay borrowings under the outstanding debt instruments in the event of a default thereunder.
There is no active trading market for any of our or ACP’s securities, and there is no assurance that any active trading market will develop for them.
     There is no established public trading market for our outstanding notes or ACP’s outstanding stock or warrants. We cannot assure you that an active market for any of those securities will develop or, if developed, that it will continue.
Item 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
Item 2. PROPERTIES
     We maintain the following manufacturing, machining and office facilities. We own all of the facilities except Mercer’s machining facility, which we lease.

Entity	Location	Purpose	Sq. Feet
Castings Segment
Neenah Foundry Company	Neenah, WI	2 manufacturing facilities and office facility	550,000

Dalton Corporation	Warsaw, IN	Manufacturing and office facilities	375,000

	Kendallville, IN	Manufacturing facility	250,000

	Stryker, OH	Machining facility	45,000

Advanced Cast Products, Inc.	Meadville, PA	Manufacturing, machining and office facility	229,000

Deeter Foundry, Inc.	Lincoln, NE	Manufacturing and office facility	75,000

Gregg Industries, Inc.	El Monte, CA	Manufacturing, machining and office facility	200,000

Forgings Segment
Mercer Forge Corporation	Mercer, PA	Manufacturing, machining and office facility	130,000

	Wheatland, PA	Machining facility	18,000
     The principal equipment at the facilities consists of foundry equipment used to make castings, such as melting furnaces, core making machines and mold lines, including ancillary equipment needed to support a foundry operation and presses used to make forgings. We regard our plant and equipment as appropriately maintained and adequate for our needs. We are proceeding with a major capital project to install a new mold line at our Neenah location. This project will result in a building expansion that will add approximately 75,000 square feet of manufacturing area to the plant. In addition to the facilities described above, we operate 14 distribution and sales centers. We own six of those properties and lease eight of them.
     Substantially all of our tangible and intangible assets are pledged to secure our existing credit facility and our 11% Senior Secured Notes due 2010. See Note 5 in the Notes to Consolidated Financial Statements in this report.
Item 3. LEGAL PROCEEDINGS
     We are involved in various claims and litigation in the normal course of business. In the judgment of management, the ultimate resolution of these matters is not likely to materially affect our consolidated financial statements, except with respect to the matters described below.
     We are presently operating our Gregg facility under the terms of an order of abatement with the California South Coast Air Quality Management District (SCAQMD). The order requires us to comply with certain operating parameters in an effort to reduce odors. Failure to operate within such criteria could result in the SCAQMD terminating operations at the Gregg facility. The current order expires on March 31, 2007. We believe we are in compliance with the testing and operating requirements mandated by the order and that our actions have resulted in a substantial reduction in the intensity and frequency of observable downwind odors.
     We are presently disputing a claim from an investment bank for $3.34 million in fees allegedly arising from Tontine’s acquisition of control of the Company in May 2006. See “Certain Relationships and Related Transactions.”
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders during the quarter ended September 30, 2006.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     There is no public market for our common stock. There was one holder of record of our common stock as of December 15, 2006, NFC Castings, Inc., a wholly owned subsidiary of ACP Holding Company.
     We have not paid any cash dividends on our common stock in the last two fiscal years nor have we repurchased any equity securities in the fourth quarter of fiscal 2006. Our credit facility and the indentures providing for our senior secured and senior subordinated notes severely restrict our ability to pay dividends or repurchase equity. See “Liquidity and Capital Resources” in Item 7 and Note 5 in the Notes to Consolidated Financial Statements for a description of those limitations.
Item 6. SELECTED FINANCIAL DATA
     The following table sets forth our selected historical consolidated financial data as of and for the years ended September 30, 2006, 2005, 2004, 2003 and 2002, which have been derived from our audited consolidated financial statements. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.
     The information contained in the following table should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical consolidated financial statements and related notes included elsewhere in this document.

	Reorganized			Predecessor(1)
		Fiscal Year Ended September 30,
	2006	2005	2004	2003(3)	2002(2)(3)
	(In thousands)
Statement of Operations Data:
Net sales	$542,452	$541,772	$450,942	$375,063	$387,707
Cost of sales	442,558	440,818	375,124	321,834	323,740

Gross profit	99,894	100,954	75,818	53,229	63,967
Selling, general and administrative expenses	34,314	34,467	27,374	26,132	28,743
Litigation settlement	—	6,500	—	—	—
Amortization expense	7,120	7,124	7,121	3,819	3,829
Provision for impairment of assets	—	—	—	—	74
Other expenses	127	953	465	195	544

Operating income	58,333	51,910	40,858	23,083	30,777
Interest expense, net	33,327	33,406	33,363	46,620	42,647
Reorganization expense	—	—	—	7,874	—

Income (loss) from continuing operations before income taxes	25,006	18,504	7,495	(31,411)	(11,870)
Provision (credit) for income taxes	8,857	3,409	3,881	(8,541)	(5,917)

Income (loss) from continuing operations	16,149	15,095	3,614	(22,870)	(5,953)
Loss from discontinued operations, net of income taxes	—	—	(359)	(1,095)	(41,750)
Loss on sale of discontinued operations, net of income taxes	—	—	—	(1,596)	—

Net income (loss)	$16,149	$15,095	$3,255	$(25,561)	$(47,703)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$910	$3,484	$—	$24,356	$26,164
Working capital	74,019	62,937	49,918	102,866	65,050
Total assets	410,920	412,555	407,440	536,834	569,388
Total debt	265,416	271,754	283,801	439,357	451,432
Total stockholder’s equity (deficit)	39,186	17,353	8,784	(39,016)	(12,146)

Other Financial Data:
Capital expenditures	17,803	17,572	12,713	11,900	9,055
Supplemental Data:
Ratio of earnings to fixed charges(4)	1.73	1.54	1.22	N/A	N/A

(1)	On August 5, 2003, ACP, NFC, and Neenah filed for bankruptcy protection. They emerged from bankruptcy on October 8, 2003. Although the Plan of Reorganization became effective on October 8, 2003 (the “Effective Date”), due to the immateriality of the results of operations for the period between October 1, 2003 and the Effective Date, for financial reporting purposes we recorded the fresh-start adjustments necessitated by the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (“SOP 90-7”) on October 1, 2003. As a result of the gain on extinguishment of debt and adjustments to the fair value of assets and liabilities, we recognized a $43.9 million reorganization gain on October 1, 2003. As a result of our emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, our consolidated financial statements for the periods commencing on October 1, 2003 are referred to as the “Reorganized Company” and are not comparable with any periods prior to October 1, 2003, which are referred to as the “Predecessor Company”. All references to the years ended September 30, 2006, 2005 and 2004 are to the Reorganized Company. All references to the years ended September 30, 2003 and 2002 are to the Predecessor Company.

(2)	During the year ended September 30, 2002, we discontinued the operations of Cast Alloys. The results of Cast Alloys have been reported separately as discontinued operations for all periods presented.

(3)	During the year ended September 30, 2003, we sold substantially all of the assets of Belcher Corporation. The results of Belcher Corporation have been reported separately as discontinued operations for all periods presented.

(4)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of deferred financing fees and a portion of rental expense that management believes is representative of the interest component of rental expense. Earnings were insufficient to cover fixed charges for the years ended September 30, 2003 and 2002 by $31.4 million, and $11.9 million, respectively.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Due to the Company’s emergence from its Chapter 11 proceedings on October 8, 2003, the Company has implemented the “fresh start” accounting provisions of AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (“SOP 90-7”) to its financial statements. Fresh start requires that, upon the Company’s emergence, the Company establish a “fair value” basis for the carrying value of the assets and liabilities for the reorganized Company. Although the effective date of the Plan of Reorganization was October 8, 2003, due to the immateriality of the results of operations for the period between October 1, 2003 and the effective date, the Company accounted for the consummation of the Plan of Reorganization as if it had occurred on October 1, 2003 and implemented fresh start accounting as of that date.
Overview
     We derive substantially all of our revenue from manufacturing and marketing a wide range of iron castings and steel forgings for the heavy municipal market and selected segments of the industrial market. We have two reportable segments, castings and forgings. Through our castings segment, we are a leading producer of iron castings for use in heavy municipal and industrial applications. For heavy municipal market applications, we sell to state and local municipalities, contractors, precasters and supply houses. We primarily sell our industrial castings directly to OEMs and tier-one suppliers with whom we have established close working relationships. Through our forgings segment, operated by Mercer, we produce complex-shaped forged steel and micro alloy components for use in transportation, railroad, mining and heavy industrial applications. Mercer sells directly to OEMs, as well as to industrial end-users. Mercer’s subsidiary, A&M Specialties, Inc., machines forgings and castings for Mercer and various industrial customers. Restructuring charges and certain other expenses, such as income taxes, general corporate expenses and financing costs, are not allocated between our two operating segments.

Recent Developments
     New Mold Line. We are proceeding with a $54 million capital project to replace a 40-year-old mold line at our Neenah facility. Our new state-of-the-art mold line is expected to significantly enhance operating efficiencies, increase capacity and provide expanded molding capabilities for our heavy municipal products. Based on our current and projected level of operations, we anticipate that our operating cash flows and our current credit facility will be sufficient to fund this and other anticipated operational investments, including working capital and capital expenditure needs, over the two year construction timeframe. We expect the new mold line to become operational in early calendar 2008.
     Change of Control. We experienced a change of control on May 25, 2006, when Tontine became the beneficial owner of more than a majority of the outstanding shares, on a fully-diluted basis, of our parent, ACP. The change of control required us to make change of control tender offers to purchase our 11% Notes and 13% Notes, with Tontine, as the Company’s designee, purchasing notes tendered pursuant to the offers.
     Major Customer Declares Bankruptcy. On March 3, 2006, Dana Corporation (“Dana”), one of our major customers, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The total accounts receivable owed to us by Dana on March 3, 2006 were approximately $4.7 million. Total payments received from Dana in the 90 days preceding the bankruptcy filing were approximately $7.4 million. Sales to Dana accounted for approximately 6%, 6% and 5% of our net sales for the fiscal years ended September 30, 2006, 2005, and 2004, respectively. These amounts reflect our transactions directly with Dana and exclude Dana products supplied to machine shops, which are not owned by Dana but whose business sourcing is controlled by Dana. We negotiated a settlement with Dana and received partial payment of $3.9 million of the $4.7 million outstanding accounts receivable owed to us on March 3, 2006, and the majority of the remaining receivables were sold to a third party in October 2006 for $0.7 million.
     Expected Decline in Heavy-Duty Truck Production and New Housing Starts. Due to new emissions standards set to take effect on January 1, 2007, heavy-duty truck production is expected to decline significantly beginning early in calendar 2007, as many customers have accelerated purchases into 2006, artificially increasing 2006 sales to this segment. Additional emissions regulations are scheduled to take effect in 2010, which may have a similar effect of accelerating sales to 2009. In addition, new housing starts are expected to decline further in calendar 2007, reflecting softness in the overall housing sector. As a result, we expect our sales to these end markets to decline significantly in fiscal 2007 from fiscal 2006 levels, while sales of municipal products castings are expected to be flat to down slightly for the same period.
     Order of Abatement at Gregg Facility. We are presently operating our Gregg facility under the terms of an order of abatement with the California South Coast Air Quality Management District (SCAQMD). The order requires us to comply with certain operating parameters in an effort to reduce odors. Failure to operate within such criteria could result in the SCAQMD terminating operations at the Gregg facility. The current order expires on March 31, 2007. We believe we are in compliance with the testing and operating requirements mandated by the order and that our actions have resulted in a substantial reduction in the intensity and frequency of observable downwind odors.
2003 Reorganization
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
     By order dated September 26, 2003, the Bankruptcy Court confirmed the Plan of Reorganization and the Plan of Reorganization became effective on October 8, 2003. October 8, 2003 is hereinafter referred to as the “Effective Date”. The Plan of Reorganization allowed us to emerge from bankruptcy with an improved capital structure. Because we had arranged to continue paying our trade debt on a timely basis, we had sufficient trade credit to continue operations in the ordinary course of business during the pendency of the Chapter 11 proceedings.

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
     As a result of our emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, our consolidated financial statements for the periods commencing on October 1, 2003 are referred to as the “Reorganized Company” and are not comparable with any periods prior to October 1, 2003, which are referred to as the “Predecessor Company” (see Note 1 in the Notes to Consolidated Financial Statements).
     All references to the periods subsequent to October 1, 2003 are to the Reorganized Company. All references to periods prior to that date are to the Predecessor Company.
RESULTS OF OPERATIONS
FISCAL YEAR ENDED SEPTEMBER 30, 2006 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2005
     Net Sales. Net sales for the year ended September 30, 2006 were $542.5 million, which was $0.7 million or 0.1% higher than the year ended September 30, 2005. The increase was due to increased shipments of heavy duty truck and municipal products, somewhat offset by reduced shipments of products to the HVAC (heating, ventilation and air conditioning) market and various normal mix changes within the remaining market segments of our business.
     Cost of Sales. Cost of sales was $442.6 million for the year ended September 30, 2006, which was $1.8 million or 0.4% higher than the year ended September 30, 2005. Cost of sales as a percentage of net sales increased to 81.6% during the year ended September 30, 2006 from 81.4% for the fiscal year ended September 30, 2005. The increase in cost of sales was due to a slightly less favorable mix of products sold throughout the Company and operating inefficiencies at two of our locations.
     Gross Profit. Gross profit was $99.9 million for the year ended September 30, 2006, which was $1.1 million or 1.1% lower than the year ended September 30, 2005. Gross profit as a percentage of net sales decreased to 18.4% during the year ended September 30, 2006 from 18.6% for the fiscal year ended September 30, 2005. The decrease in gross profit resulted from a slightly less favorable mix of products sold throughout the Company and operating inefficiencies at two of our locations.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended September 30, 2006 were $34.3 million, a decrease of $0.2 million from the $34.5 million for the year ended September 30, 2005. As a percentage of net sales, selling, general and administrative expenses decreased to 6.3% for the year ended September 30, 2006 from 6.4% for the fiscal year ended September 30, 2005.
     Amortization of Intangible Assets. Amortization of intangible assets was $7.1 million for each of the years ended September 30, 2006 and September 30, 2005.
     Other Expenses. Other expenses for the years ended September 30, 2006 and 2005 consist of losses of $0.1 million and $1.0 million, respectively, for the disposal of long-lived assets in the ordinary course of business.
     Operating Income. Operating income was $58.3 million for the year ended September 30, 2006, an increase of $6.4 million or 12.3% from the year ended September 30, 2005. The increase was due to the $6.5 million litigation settlement incurred in the year ended September 30, 2005. As a percentage of net sales, operating income increased from 9.6% for the year ended September 30, 2005 to 10.7% for the year ended September 30, 2006.
     Net Interest Expense. Net interest expense was $33.3 million and $33.4 million for the years ended September 30, 2006 and 2005, respectively.
     Provision for Income Taxes. The effective tax rate for years ended September 30, 2006 and 2005 was 35% and 18%, respectively. The provision for income taxes for the year ended September 30, 2005 is lower than the amount computed by applying our statutory rate of 35% to the income before income taxes principally due to a change in the tax method of determining LIFO inventory and the recognition of permanent differences due to the reorganization. The change in tax method of determining LIFO inventory resulted in a tax benefit of $2.7 million, which increased fiscal 2005 net income by $2.7 million.
FISCAL YEAR ENDED SEPTEMBER 30, 2005 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2004
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
     Cost of Sales. Cost of sales was $440.8 million for the year ended September 30, 2005, which was $65.7 million or 17.5% higher than the year ended September 30, 2004. Cost of sales as a percentage of net sales decreased to 81.4% during the year ended September 30, 2005 from 83.2% for the fiscal year ended September 30, 2004. The decrease in cost of sales as a percentage of net sales was due to efficiencies achieved by operating the manufacturing plants at higher capacity.
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
     Settlement of Litigation. On November 22, 2004, Neenah entered into a letter of intent (“LOI”) with respect to a proposed management buyout of all the outstanding stock of our wholly owned subsidiary Mercer Forge Corporation (“Mercer”). The parties to the LOI, however, were unable to agree on the terms of a definitive agreement by the extended termination date of the LOI, which had lapsed. On January 24, 2005, JD Holdings, LLC (“JDH”), one of the counterparties to the LOI, filed a complaint in the United States District Court for the Southern District of New York against Neenah alleging, among other things, that Neenah breached the terms of the LOI by not consummating the sale of the stock of Mercer to JDH.
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
LIQUIDITY AND CAPITAL RESOURCES
     Credit Facility. On July 28, 2005, the Company amended its bank Loan and Security Agreement (the “Credit Facility”), which was originally entered into as of October 8, 2003 upon our emergence from bankruptcy. The following principal changes were made to the Credit Facility: (i) the revolving loan commitment under the Credit Facility was increased from $70 million to $92.1 million (provided, however, that the outstanding aggregate amount of revolving loans, letters of credit and term loans provided under the Credit Facility may not exceed the revolving loan commitment at any time), (ii) the interest rates applicable to revolving loans and term loans were reduced, (iii) the maturity of the Credit Facility was extended by one year, to October 8, 2009 (iv) the Company was provided additional flexibility to pay deferrable interest on its outstanding 13% Senior Subordinated Notes due 2013 and to make repayments, prepayments, redemptions and repurchases of the Senior Subordinated Notes, (v) the Company was authorized to sell Mercer Forge Corporation and/or Gregg Industries, Inc., subject to certain conditions, and (vi) the principal financial covenant in the Credit Facility was revised in a manner that is more favorable to the Company than before.
     The Company’s Credit Facility, as amended on July 28, 2005, consists of a revolving credit facility of up to $92.1 million (with sublimits of $5 million available for letters of credit and term loans in the aggregate original principal amount of $22.1 million). The Credit Facility matures on October 8, 2009, and bears interest at rates based on the lenders’ Base Rate, as defined in the Credit Facility, or an adjusted rate based on LIBOR. Availability under the Credit Facility is based on various advance rates against the Company’s accounts receivable and inventory. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed subject to the terms of the facility. At September 30, 2006, the Company had approximately $24.6 million outstanding under the revolving credit facility and approximately $13.4 million outstanding under the term loan facility. No portion of the term loan, once repaid, may be reborrowed. However, repayments of the term loan increase availability for borrowings under the revolving credit facility.
     Substantially all of the Company’s wholly owned subsidiaries are co-borrowers with the Company under the Credit Facility and are jointly and severally liable with the Company for all obligations under the Credit Facility, subject to customary exceptions for transactions of this type. In addition, NFC Castings, Inc. (“NFC”), the Company’s immediate parent, and the remaining wholly owned subsidiaries of the Company jointly and severally guarantee the Company’s obligations under the Credit Facility, subject to customary exceptions for transactions of this type. The borrowers’ and guarantors’ obligations under the Credit Facility are secured by a first priority perfected security interest, subject to customary restrictions, in substantially all of the tangible and intangible assets of the Company and its subsidiaries. The senior secured notes discussed below, and the guarantees in respect thereof, are equal in right of payment to the Credit Facility, and the guarantees in respect thereof. The liens in respect of the senior secured notes are junior to the liens securing the Credit Facility and guarantees thereof.
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
     The Credit Facility requires the Company to observe certain customary conditions, affirmative covenants and negative covenants including financial covenants. The Credit Facility also contains events of default customary for these types of facilities, including, without limitation, payment defaults, material misrepresentations, covenant defaults, bankruptcy and a change of ownership of the Company, NFC or ACP Holding Company, NFC’s immediate parent company. The Company is prohibited from paying dividends and is restricted to a maximum yearly stock repurchase of $250,000.
     Subsequent to the end of fiscal 2005, the Company further amended the Credit Facility to allow the $6.5 million settlement in connection with the Mercer litigation, discussed above, to be added back in the calculation of Adjusted EBITDA. The amendment was executed and became effective on December 9, 2005.
     At September 30, 2006, the Company is in compliance with existing bank covenants.
     11% Senior Secured Notes due 2010. The Company has outstanding Senior Secured Notes due 2010 in the principal amount of $133.1 million, with a coupon rate of 11%. These notes were issued at a price which included a discount of $11.7 million. The obligations under the Senior Secured Notes due 2010 are equal in right of payment to the Credit Facility and the associated guarantees. The liens securing the senior secured notes are junior to the liens securing the Credit Facility and guarantees thereof. Interest on the Senior Secured Notes due 2010 is payable on a semi-annual basis. The Company’s obligations under the notes are guaranteed on a secured basis by each of its wholly owned subsidiaries. Subject to the restrictions in the Credit Facility, the notes are redeemable at the Company’s option in whole or in part at any time on or after September 30, 2007, with not less than 30 days nor more than 60 days notice, at the redemption price specified in the indenture governing the notes (105.500% of the principal amount redeemed beginning September 30, 2007, 104.125% beginning September 30, 2008, and 102.750% beginning September 30, 2009 and thereafter), plus accrued and unpaid interest up to the redemption date. Upon the occurrence of a “change of control” as defined in the indenture governing the notes, the Company may be required to make an offer to purchase the secured notes at 101% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The secured notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments (among other things, currently limiting most dividends and similar payments by Neenah and its subsidiaries to no more than approximately $14 million), (3) liens, (4) restrictions on distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The secured notes also contain customary events of default typical to this type of financing, such as (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.
     13% Senior Subordinated Notes due 2013. The Company has outstanding Senior Subordinated Notes due 2013 in the principal amount of $100 million, with a coupon rate of 13%. The obligations under the senior subordinated notes are senior to the Company’s subordinated unsecured indebtedness, if any, and are subordinate to the Credit Facility and the senior secured notes. Interest on the senior subordinated notes is payable on a semi-annual basis. Not less than five percent of the interest on the senior subordinated notes must be paid in cash and up to 8% interest may be paid-in-kind. To date, all interest payments have been made in cash. The Company’s obligations under the notes are guaranteed on an unsecured basis by each of its wholly owned subsidiaries. Subject to the restrictions in the Credit Facility, the notes are redeemable at our option in whole or in part at any time, with not less than 30 days nor more than 60 days notice, at the redemption price specified in the indenture governing the notes (currently 100%), plus accrued and unpaid interest up to the redemption date. The indenture does not allow for redemption of the 13% Senior Subordinated Notes while the 11% Senior Secured Notes remain outstanding. Upon the occurrence of a “change of control” as defined in the indenture governing the notes, the Company may be required to make an offer to purchase the subordinated notes at 101% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The subordinated notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments (among other things, currently limiting most dividends and similar payments by Neenah and its subsidiaries to no more than approximately $14 million), (3) liens, (4) restrictions on distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The subordinated notes also contain customary events of default typical to this type of financing, such as, (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.
     For the fiscal years ended September 30, 2006, 2005 and 2004, capital expenditures were $17.8 million, $17.6 million, and $12.7 million, respectively. These amounts represent a level of capital expenditures necessary to maintain equipment and facilities. Certain foundries are required to comply with the “maximum achievable control technology” or “MACT” standards of the Environmental Protection Agency. Our Neenah foundry and both Dalton foundries are subject to this requirement (due to their size). A majority of the approximate $3.0 million of capital expenditures necessary to bring these facilities into compliance with MACT requirements has already been made and we expect all three facilities to achieve MACT compliance by the applicable deadlines, the earliest of which is April 2007. We estimate that our aggregate expenditure requirements in fiscal 2007 will include projected costs of:
•	approximately $22.0 million primarily for necessary maintenance capital expenditures and selected strategic capital investments required to maintain optimum operating efficiencies, not including the new mold line described elsewhere herein;

•	approximately $32.2 million for the new mold line (of the total cost of approximately $54 million); and

•	approximately $31.7 million for debt service on our outstanding 11% Senior Secured Notes and 13% Senior Subordinated Notes plus any additional interest expense from amounts outstanding under the credit facility.
In addition, we will require funds for general corporate expenses, other expenses (including pension expenses discussed in “— Contractual Obligations”) and for working capital fluctuations.
     The Company’s principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the revolving loan commitment under the Credit Facility. Net cash provided by operating activities for the fiscal year ended September 30, 2006 was $24.8 million, a decrease of $8.8 million from cash provided by operating activities for the fiscal year ended September 30, 2005 of $33.6 million. The decrease in net cash provided by operating activities during fiscal 2006 was primarily due to the decrease in accrued liabilities and an increase in income taxes paid. Net cash provided by operating activities for the fiscal year ended September 30, 2005 represented an increase of $30.9 million from cash provided by operating activities for the fiscal year ended September 30, 2004 of $2.7 million. The increase in net cash provided by operating activities during fiscal 2005 was primarily due to the increase in net income, as well as a decrease in working capital accounts (primarily from accounts receivable).
     Future Capital Needs. Despite the Company’s significant decrease in leverage as a result of the Plan of Reorganization, the Company is still significantly leveraged and the ability to meet its debt obligations will depend upon future operating performance which will be affected by many factors, some of which are beyond the Company’s control. Based on the Company’s current level of operations, it anticipates that operating cash flows and available credit facilities will be sufficient to fund the anticipated operational investments, including working capital and capital expenditure needs, for at least the next twelve months. As part of the Company’s ongoing review of both its short term and long term cash requirements, the Company continues to evaluate strategic alternatives relative to its current capital structure in order to provide for increased flexibility and liquidity. If, however, the Company is unable to service its debt requirements as they become due or is unable to maintain ongoing compliance with restrictive covenants, it may be forced to adopt alternative strategies that may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing indebtedness or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all.
     Adjusted EBITDA. The Company’s borrowing arrangement contains certain financial covenants which are tied to ratios based on Adjusted EBITDA. Adjusted EBITDA is defined in the credit facility as “EBITDA” and is generally calculated as the sum of net income (excluding non-recurring non-cash charges and certain one-time cash charges), income taxes, interest expense, and depreciation and amortization. Adjusted EBITDA is presented herein because it is a material component of the covenants contained within our credit facility. Non-compliance with the covenants could result in the requirement to immediately repay all amounts outstanding under the credit facility which could have a material adverse effect on the Company’s results of operations, financial position and cash flow.

Management also believes that certain investors use information concerning Adjusted EBITDA as a measure of a company’s performance and ability to service its debt. Adjusted EBITDA should not be considered a substitute for, or more meaningful than, income from operations, net income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. Adjusted EBITDA, as presented by the Company, may not be comparable to similarly titled measures reported by other companies.
     A reconciliation of Adjusted EBITDA for the fiscal years ended September 30, 2006, 2005 and 2004 is provided below (in thousands):

	Fiscal Year Ended
	September 30
	2006	2005	2004
Net income	$16,149	$15,095	$3,255
Income tax provision	8,857	3,409	3,881
Net interest expense	33,327	33,406	33,363
Depreciation and amortization	20,243	18,864	17,992

EBITDA	78,576	70,774	58,491
Loss on disposal of equipment	127	953	465
Loss from discontinued operations.	—	—	359
Non-cash inventory charge	100	242	1,796
Litigation settlement	—	6,500	—
Gregg write-off of lease deposits.	—	64	—

Adjusted EBITDA (as defined above)	$78,803	$78,533	$61,111

OFF-BALANCE SHEET ARRANGEMENTS
     None.
CONTRACTUAL OBLIGATIONS
     The following table includes the Company’s significant contractual obligations at September 30, 2006 (in millions):

	Expected Payments Due by Period
		Less Than			More Than
	Total	1 year	1-3 Years	3-5 Years	5 Years
Long-term debt	$239.6	$3.2	$10.2	$126.2	$100.0
Interest on long-term debt	151.3	28.5	56.2	40.6	26.0
Revolving line of credit	24.6	24.6	—	—	—
Interest and fees on revolving line of credit	1.5	.9	.3	.3	—
Capital leases	1.2	.2	.4	.4	.2
Operating leases	5.2	1.9	2.3	.8	.2
New mold line commitments	30.2	30.2	—	—	—

Total contractual obligations	$453.6	$89.5	$69.4	$168.3	$126.4

     As of September 30, 2006, other than the new mold line commitments listed above, the Company had no material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its pension and post-retirement plans which are discussed in detail in Note 8 of the Notes to Consolidated Financial Statements. As of the most recent actuarial measurement date, the Company anticipates making $2.5 million of contributions to pension plans in fiscal 2007. Post-retirement medical claims are paid as they are submitted and are anticipated to be $0.5 million in fiscal 2007.

CRITICAL ACCOUNTING ESTIMATES
     Critical accounting estimates are those that are, in management’s view, both very important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
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
     We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:
•	Defined-Benefit Pension Plans. We account for our defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant element in determining our pension expense in accordance with SFAS 87 is the expected return on plan assets. We have assumed that the expected long-term rate of return on plan assets will be 7.50% to 8.50%, depending on the plan. Over the long term, our pension plan assets have earned in excess of these rates; therefore, we believe that our assumption of future returns is reasonable. The plan assets, however, have earned a rate of return substantially less than these rates in the last three years. Should this trend continue, our future pension expense would likely increase. At the measurement date, we determine the discount rate to be used to discount plan liabilities. In developing this rate, we use the Moody’s Average AA Corporate Bonds index. At the measurement date of June 30, 2006, we determined the discount rate to be 6.25%. Changes in discount rates over the past few years have not materially affected our pension expense. The net effect of changes in this rate, as well as other changes in actuarial assumptions and experience, have been deferred as allowed by SFAS 87.

•	Other Postretirement Benefits. We provide retiree health benefits to qualified employees under an unfunded plan. We use various actuarial assumptions including the discount rate and the expected trend in health care costs and benefit obligations for our retiree health plan. Consistent with our pension plans, we used a discount rate of 6.25%. In 2006, our assumed healthcare cost trend rate was 10.0% decreasing gradually to 5.0% in 2016 and then remaining at that level thereafter. Changes in these rates could materially affect our future operating results and net worth. A one percentage point change in the healthcare cost trend rate would have the following effect (in thousands):

	1% Increase	1% Decrease

Effect on total of service cost and interest cost	$104	$(77)
Effect on postretirement benefit obligation	996	(778)
Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 did not have a material impact on the Company’s financial condition, results of operations or cash flows.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact FIN 48 will have on its financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” and SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amendments retain most of the existing measurement and disclosure guidance and will not change the amounts recognized in the Company’s statement of operations. SFAS No. 158 requires companies to recognize a net asset or liability with an offset to equity, by which the defined benefit post-retirement obligation is over- or under-funded. SFAS No. 158 requires prospective application, and the recognition and disclosure requirements will be effective for the Company’s fiscal year ending September 30, 2007. The Company is currently evaluating the impact SFAS No. 158 will have on its consolidated balance sheets.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk related to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes.
     Interest Rate Sensitivity. Our earnings are affected by changes in short-term interest rates as a result of our borrowings under the credit facility. If market interest rates for our borrowings increase or decrease by 100 basis points, the Company’s interest expense would increase or decrease by approximately $0.4 million. This analysis does not consider the effects of changes in the level of overall economic activity that could occur due to interest rate changes. Further, in the event of an upward change of such magnitude, management could take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements and schedules are listed in Part IV Item 15 of this Annual Report on Form 10-K and are incorporated by reference in this Item 8.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
Item 9A. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the

Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act.
     Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
     On December 14, 2006, the Board of Directors of Neenah increased the size of the Board from six to seven members, effective as of January 1, 2007, and elected Gerald E. Morris as a new director to fill the newly created directorship, effective as of January 1, 2007. Mr. Morris was also elected to serve as a director, effective as of January 1, 2007, of ACP, NFC and Neenah's subsidiaries.
     On December 14, 2006, Albert E. Ferrara, Jr. was designated as a member of the audit committee.
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The following sets forth certain information with respect to the persons who are members of the board of directors and executive officers of the Company. All executive officers are appointed by the board of directors. Under our bylaws, each director holds office until the next annual meeting of shareholders and until the director’s successor has been elected and qualified. All of our directors are also directors of ACP.

Name	Age	Position

William M. Barrett	60	President, Chief Executive Officer, Director and Chairman of the Board
Gary W. LaChey	61	Corporate Vice President — Finance, Treasurer, Secretary and Chief Financial Officer
James Ackerman	63	Division President — Mercer Forge Corporation
John H. Andrews	61	Corporate Vice President — Manufacturing, Chief Operating Officer of Manufacturing Operations
Joseph L. DeRita	68	Division President — Dalton Corporation
Frank Headington	57	Corporate Vice President — Technology
Timothy Koller	57	Vice President — Municipal Products Sales and Engineering
Joseph Varkoly	44	Corporate Vice President — Industrial Products Sales
Albert E. Ferrara, Jr.	58	Director
David B. Gendell	46	Director
Stephen E. K. Graham	48	Director
Joseph V. Lash	44	Director
Jeffrey G. Marshall	62	Director
     Mr. Barrett has served as our President and Chief Executive Officer since May 2000. Mr. Barrett joined us in 1992 serving as General Sales Manager — Industrial Castings until May 1, 1997. Mr. Barrett was Vice President and General Manager from May 1, 1997 to September 30, 1998 and President from October 1, 1998 to April 30, 2000. From 1985 to 1992, Mr. Barrett was the Vice President — Sales for Harvard Industries Cast Products Group. Mr. Barrett has also been one of our directors and Chairman of the Board since May 2000.
     Mr. LaChey has served as our Corporate Vice President — Finance and Chief Financial Officer since June 2000. Mr. LaChey joined us in 1971 and has served in a variety of positions of increasing responsibility in the finance department.
     Mr. Ackerman has served as the Division President of Mercer since 2000. Previously, Mr. Ackerman served as the Vice President/CFO of Mercer Forge since 1990. Prior to joining Mercer in 1990, Mr. Ackerman worked for Sheet Metal Coating & Litho as its Controller, Dunlop Industrial/Angus Fire Armour Corp. as its Controller and Ajax Magnethermic Corporation as its Vice President-Finance (CFO).

     Mr. Andrews has served as our Corporate Vice President — Manufacturing since August 2003 and as Chief Operating Officer of Manufacturing Operations since November 2005. Mr. Andrews joined us in 1988 and has served in a variety of manufacturing positions with increasing responsibility. Prior to joining Neenah Foundry, Mr. Andrews was Division Manager for Dayton Walther Corporation’s Camden Casting Center from 1986 to 1988 and served as Manufacturing Manager and then Plant Manager for Waupaca Foundry’s Marinette Plant from 1973 to 1986.
     Mr. DeRita has served as Division President of Dalton since 1999. He joined Newnam Manufacturing in 1989 and became the Vice President — Sales when Dalton acquired Newnam Manufacturing in 1992. Prior to joining our Company, Mr. DeRita was the Manager of Engineering and Maintenance at Erie Malleable, the same position he held previously at Zurn Industries.
     Mr. Headington has served as our Corporate Vice President — Technology since August 2003. Previously, Mr. Headington was our Manager of Technical Services and Director of Product Reliability since January 1989. Prior to joining the Company, Mr. Headington co-founded and operated Sintered Precision Components, a powdered metal company. Prior to his involvement with Precision Components, he was employed by Wagner Casting Company as Quality Manager.
     Mr. Koller has served as our Vice President — Municipal Products Sales and Engineering since May 1998. Mr. Koller has worked within our Municipal products area for the last 27 years serving with increasing responsibility as Sales Representative, Specifications Manager, and General Sales Manager.
     Mr. Varkoly has served as our Corporate Vice President — Industrial Products Sales since August 2003. Previously, Mr. Varkoly was our Vice President of Business Development since March 2000. Prior to joining our Company in 2000, he served as the Director — Finance of Betzdearborn, Inc. Previously, he was a Manager for Performance Improvement Management Consulting with Ernst & Young LLP and the Business Development Manager of FMC Corporation.
     Mr. Ferrara has served as a director since October 2006. Mr. Ferrara has been the Vice President, Finance and Chief Financial Officer of AK Steel Holding Corporation, a producer of flat-rolled carbon, stainless and electrical steels and tubular products, since November 2003. Mr. Ferrara joined AK Steel in June 2003 as Director, Strategic Planning and was named Acting Chief Financial Officer in September 2003. Prior to joining AK Steel, Mr. Ferrara was Vice President, Corporate Development for NS Group, Inc., a tubular products producer, and previously held positions as Senior Vice President and Treasurer with U.S. Steel Corporation and Vice President, Strategic Planning at USX Corporation
     Mr. Gendell has served as a director since May 2006. Mr. Gendell has been employed by an affiliate of Tontine, a Greenwich, Connecticut-based investment partnership, since January 2004. In this capacity, he assists in the oversight and management of the Tontine portfolio. Prior to that, Mr. Gendell held senior positions at several venture-backed startups. He was President and Chief Operating Officer of Homserv, LLC, a privately-held data aggregator focused on real estate transactions. Prior to that, he served as President and Chief Operating Officer of Cogent Design Inc., a privately-held practice management software system.
     Mr. Graham has served as a director since May 2006. Mr. Graham has been the Chief Financial Officer of Shiloh Industries, Inc., a publicly traded manufacturer of automotive components, since joining Shiloh in October 2001. Prior to that, Mr. Graham has held the position of Chief Financial Officer with several companies, the first in 1994 when he joined Truck Components Inc., a publicly traded company with foundry and machining operations serving the heavy truck, automotive, construction and agricultural industries. Following his tenure at Truck Components Inc., Mr. Graham served as the Chief Financial Officer of Dura Automotive Systems, Inc., also a publicly traded manufacturer of automotive components from May 1996 until February 2000. After Dura Automotive Systems, Inc., and immediately before joining Shiloh Industries, Inc., Mr. Graham joined Republic Technologies International, a fully integrated steel producer that filed for bankruptcy in April 2001.
     Mr. Lash has served as a director since May 2006. Mr. Lash has been employed by an affiliate of Tontine, a Greenwich, Connecticut-based investment partnership, since July 2005. In this capacity, he assists in the oversight and management of the Tontine portfolio. Prior to that, Mr. Lash was a Senior Managing Director of Conway, Del

Genio, Gries & Co. LLC, a financial advisory firm, from April 2002 to July 2005. From June 1998 to April 2001, Mr. Lash was a Managing Director of JP Morgan Chase & Co., a financial services firm. Mr. Lash also serves as a director of Integrated Electrical Services, Inc.
     Mr. Marshall has served as a director since October 2003. Mr. Marshall is currently the Chairman of Smith Marshall, a subsidiary of the NextMedia Company Limited. Previously, he was the President and Chief Executive Officer of Aluma Enterprises, Inc., a construction technology company, for six years. Prior to joining Aluma Enterprises, Inc., Mr. Marshall successively held the positions of President and Chief Executive Officer at Marshall Steel Limited, Marshall Drummond McCall Inc. and the Ontario Clean Water Agency. Mr. Marshall also serves as a director of Brand Energy & Infrastructure Services, Inc. and Toronto Hydro Corporation.
Committees of the Board
     The current members of the audit committee of the board of directors are Stephen E. K. Graham (Chairman) and Jeffrey G. Marshall. The board of directors has determined that all members of the audit committee are independent and financially literate in accordance with the audit committee requirements of the New York Stock Exchange. The board has determined that Mr. Graham is an audit committee financial expert within the meaning of SEC rules. Currently the full board handles compensation matters since the two directors who were members of the compensation committee resigned in connection with Tontine’s acquisition of control in May 2006. See “Certain Relationships and Related Transactions.”
Code of Ethics
     In December 2004, the Company adopted a Code of Ethics applicable to all of our officers as well as certain other key accounting staff. A copy of the Code of Ethics can be obtained free of charge by writing to us.
Board Composition
     The board of directors of ACP, our ultimate parent company, currently consists of the same six directors who serve as our board. ACP’s amended and restated bylaws permit the holders of a majority of the shares of common stock of ACP then entitled to vote at an election of directors, to remove any director or the entire board of directors at any time, with or without cause. Under ACP’s amended and restated bylaws, vacancies on the board of directors may be filled by the affirmative vote of a majority of the holders of ACP’s outstanding stock entitled to vote thereon, or may be filled by the vote of a majority of the directors then in office, although less than a quorum, or by a sole remaining director. Nearly half of the outstanding stock of ACP, and a majority of such stock on a fully-diluted basis, is owned by Tontine. As a result, Tontine controls ACP’s and our affairs, including the election of directors who in turn appoint management for both us and ACP. ACP intends to expand its board to seven members by adding one additional independent director.

Item 11. EXECUTIVE COMPENSATION
     Summary Compensation Table. The following table summarizes compensation awarded to, earned by or paid to our chief executive officer and each of our other four most highly compensated executive officers (collectively, the “named executive officers”) for services rendered to ACP, NFC, and the Company during the 2006, 2005 and 2004 fiscal years.

						Long-Term
						Compensation
			Annual Compensation			Awards		Payouts
					Other Annual	Restricted	Securities		All Other
	Fiscal				Compensation	Stock	Underlying	LTIP	Compensation
Name and Principal Position	Year		Salary $	Bonus $	$(2)	Awards $ (3)	Options #	Payouts $	$(4)
William M. Barrett	2006		550,000	190,618	—	—	—	—	27,193
President and Chief Executive	2005		550,000	558,292	—	—	—	—	27,520
Officer and Director	2004	(1)	483,337	160,800	—	—	—	—	26,719

Gary W. LaChey	2006		307,500	110,800	—	—	—	—	26,873
Corporate Vice President —	2005		286,749	336,400	—	—	—	—	27,200
Finance, Treasurer, Secretary and Chief Financial Officer	2004	(1)	242,996	74,100	—	—	—	—	26,306

Joseph Varkoly	2006		201,673	74,458	—	—	—	—	24,819
Corporate Vice President —	2005		192,419	237,302	—	—	—	—	25,107
Industrial Products Sales	2004	(1)	199,250	55,800	—	—	—	—	24,320

John H. Andrews	2006		233,507	85,477	—	—	—	—	26,367
Corporate Vice President —	2005		214,004	252,791	—	—	—	—	26,694
Manufacturing and Chief	2004	(1)	193,336	60,000	—	—	—	—	25,687
Operating Officer of Manufacturing Operations

Joseph L. DeRita	2006		263,667	97,000	—	—	—	—	20,186
Division President — Dalton	2005		256,000	313,645	—	—	—	—	18,700
Corporation	2004	(1)	243,000	74,100	—	—	—	—	14,281

(1)	Certain prior year amounts have been reclassified.

(2)	The Company provides its executive officers with personal benefits as part of providing a competitive compensation program. These may include such benefits as a company automobile, and personal liability insurance. These benefits are valued based upon the incremental cost to the Company. The incremental cost to the Company of such benefits did not exceed the SEC’s disclosure threshold for any named executive officer for any of the three years.

(3)	The aggregate unvested restricted stock holdings of ACP common stock at the end of fiscal 2005 for the named executive officers were as follows: Mr. Barrett — 312,500 shares, Mr. LaChey — 238,971 shares, Mr. Varkoly — 55,147 shares, Mr. Andrews — 36,765 shares, and Mr. DeRita — 101,103 shares. All of these shares vested upon our change in control in May 2006, and one-third of the total number of shares held by these and certain other officers and employees were subsequently sold to Tontine. See “Certain Relationships and Related Transactions.”

(4)	All other compensation for fiscal 2006 for Messrs. Barrett, LaChey, Varkoly, Andrews, and DeRita, respectively, includes: (i) matching contributions to the 401(k) plan for each named executive officer of $5,500, $5,500, $5,500, $5,500, and $6,600; (ii) contributions pursuant to the profit sharing plan for each named executive officer of $15,750, $15,750, $15,750, $15,750, and $0; (iii) an executive life insurance premium for each named executive officer of $2,838, $2,518, $464, $2,012, and $7,407; and (iv) health insurance reimbursement premiums for each named executive officer of $3,105, $3,105, $3,105, $3,105, and $6,179.

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
     Target bonuses range up to 30.0% of base salary depending upon job responsibility. In addition, the 2003 Management Annual Incentive Plan was amended to allow management the ability to earn additional cash compensation based on varying levels of debt reduction achieved during the year. Earned bonus is payable within 10 business days of the approval of the Company’s audited financial statements by the board of directors.
     In addition, a one-time aggregate incremental $450,000 emergence bonus was paid upon emergence from Chapter 11 bankruptcy in fiscal 2004 to certain members of management upon the Effective Date.
     For fiscal 2007, the executives and certain other specified employees will be entitled to receive annual performance awards upon achieving certain milestones, including Adjusted EBITDA targets and certain other criteria as determined by the compensation committee or the board of directors. Target bonus as a percentage of salary for each member of management will be consistent with historical levels. Target levels, timing of payments and other terms and conditions of the annual incentive plan will be approved by the compensation committee or the board.
2003 Management Equity Incentive Plan
     Under the 2003 Management Equity Incentive Plan, which was established on the Effective Date, certain members of management received restricted shares which represented 5% of the common stock of ACP on a fully-diluted basis as of the Effective Date. The 4,000,000 restricted shares issued pursuant to the 2003 Management Equity Incentive Plan were 25% vested upon grant and the balance vested on an annual straight-line basis over the ensuing three years subject to acceleration in the event of a Significant Transaction, as defined in the award agreement. The remaining unvested shares became vested as of May 25, 2006 as a result of Tontine’s acquisition of control of ACP. See “Certain Relationships and Related Transactions.” Under the 2003 Management Equity Incentive Plan, an additional 4,000,000 shares of common stock of ACP are reserved for future grants as determined by the compensation committee or the board of directors. Grants of incentive or non-qualified stock options and restricted stock awards may be made under the plan.
Employment Agreements
     We have entered into employment agreements with each of the named executive officers. The agreements establish a base salary as well as providing for a severance payment calculation in the event of termination (pursuant to the 2003 Severance and Change of Control Plan described below), health (subject to satisfying insurability requirements), 401(k) and other benefits that the named employees are entitled to receive. Non-competition and non-solicitation agreements have been signed as part of the employment agreements, which will apply during a period of three years for our chief executive officer and two years for the chief financial officer and other members of management of the Company, in each case, after termination.
2003 Severance and Change of Control Plan
     Under the 2003 Severance and Change of Control Plan, the executives with whom we have executed employment agreements are entitled to receive Severance Payments, as defined in the 2003 Severance and Change of Control Plan, health benefits and outplacement services if the Company terminates his or her employment without cause or if he or she terminates his or her employment for Good Reason and a Change of Control Payment, health benefits and outplacement services if a participating executive’s employment is terminated or the executive resigns from employment for Good Reason within 180 days of a Change of Control, as such terms are defined in the 2003 Severance and Change of Control Plan. The acquisition by Tontine in May 2006 of beneficial ownership of a majority of ACP’s common stock was a Change of Control for this purpose. See “Certain Relationships and Related Transactions.”
     The Severance Payment is equal to (1) the severance multiple listed in each executive’s employment agreement multiplied by (2) the base salary of such executive. The Change of Control Payment is equal to (1) the change of control multiple listed in each executive’s employment agreement multiplied by (2) the base salary of such executive. The severance multiples for Messrs. Barrett, LaChey, Varkoly, Andrews, and DeRita, respectively are 2.70, 2.03, 2.03, 1.88, and 2.03. The change of control multiples for Messrs. Barrett, LaChey, Varkoly, Andrews, and DeRita, respectively are 3.38, 2.70, 2.03, 1.88, and 2.03. The plan also requires payments in certain circumstances to executives sufficient to make them whole for any excise tax imposed under Section 4999 of the Internal Revenue Code.
Director Compensation
     For fiscal 2005 and the first quarter of fiscal 2006, each member of the board of directors of ACP who was not an officer of ACP was entitled to receive annual compensation for services as a director of ACP and its subsidiaries, including Neenah, in the amount of $40,000, payable in cash quarterly in four equal installments, and was also entitled to receive reimbursement for all reasonable out-of-pocket expenses, including, without limitation, travel expenses, incurred by the director in connection with the performance of the director’s duties. Effective July 1, 2005, members of the audit committee were entitled to receive an additional $10,000 per quarter for serving on that committee. In addition, each member of the board of directors who was not an officer was paid a fee of $1,000 for in person attendance at annual, regular, special and adjourned meetings of the board of directors or committee meetings of the board of directors. Meeting fees paid to the four outside directors for fiscal 2005 totaled $69,000. Members of the special litigation committee of the board of directors (Mr. Marshall and a former director) were also each granted a special one time payment of $20,000 to recognize their work in connection in arriving at a settlement of the Mercer litigation in 2005.
     Effective January 1, 2006, each member of the board of directors of ACP who is not an officer of ACP is entitled to receive annual compensation in the amount of $100,000 for services as a director, payable in cash quarterly in four equal installments. Members of the audit committee or other committees of the board are entitled to receive an additional $15,000 of annual cash compensation for serving on each such committee. Each director who is not an officer of ACP is also entitled to receive reimbursement by ACP for all reasonable out-of-pocket expenses, including, without limitation, travel expenses, incurred in connection with the performance of the director’s duties. Mr. Gendell and Mr. Lash have declined to accept directors’ fees and currently receive only reimbursement for expenses for serving on the board.
     Upon emerging from bankruptcy in October 2003, ACP issued 200,000 shares of ACP common stock, representing 0.25% of ACP’s common stock on a fully-diluted basis, to each person then serving as an outside director.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table sets forth information known to us with respect to the beneficial ownership of the common stock of ACP, our ultimate parent company, as of December 14, 2006, or as otherwise indicated, by:
•	each person or entity who owns beneficially more than 5% or more of any class of ACP’s voting securities;

•	each of the named executive officers;

•	each director; and

•	all directors and executive officers as a group.

	Shares Beneficially Owned
Name of Beneficial Owner(1)(2)	Number	Percentage
Tontine Capital Partners, L.P.(3)	44,068,687	54.5%
Harbinger Capital Partners Master Fund I, Ltd.(4)	14,519,407	18.0%
William M. Barrett	833,334	1.0%
Gary W. LaChey	637,255	*
Joseph Varkoly	147,058	*
Joseph L. DeRita	269,608	*
John H. Andrews	98,040	*
Albert E. Ferrara, Jr.	0	*
David B. Gendell(3)	0	*
Stephen E. K. Graham	0	*
Joseph V. Lash(3)	0	*
Jeffrey G. Marshall(5)	200,000	*
All executive officers and directors as a group (13 persons)(6)	2,577,453	3.2%

*	Less than 1%

(1)	As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (1) the power to vote, or direct the voting of, such security or (2) investing power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days of December 14, 2006. Except as otherwise noted, the persons and entities listed on this table have sole voting and investment power with respect to all of the shares of common stock owned by them. Calculations are based on a total of 80,800,000 shares of common stock deemed to be outstanding as of December 14, 2006, which includes warrants to purchase common stock. The warrants are exercisable at any time until October 7, 2013 and have a nominal exercise price of $.01 per share.

(2)	Includes the following number of shares issuable upon exercise of warrants presently exercisable: 21,139,220 warrants held by Tontine Capital Partners, L.P.; 5,544,764 warrants held by Harbinger Capital Partners Master Fund I, Ltd.

(3)	See “Certain Relationships and Related Transactions” for a description of the May 2006 transactions in which Tontine Capital Partners, L.P. acquired most of these shares. Mr. Gendell and Mr. Lash are employed by an affiliate of Tontine Capital Partners, L.P. Each disclaims beneficial ownership of the ACP shares and warrants beneficially owned by Tontine. The address for Tontine Capital Partners, L.P. is 55 Railroad Avenue, 1st Floor, Greenwich, CT 06830.

(4)	The address for Harbinger Capital Partners Master Fund I, Ltd. is Third Floor, Bishop’s Square, Redmond’s Hill, Dublin 2, Ireland.

(5)	Pursuant to the plan of reorganization, Mr. Marshall received 200,000 shares of common stock as of the effective date of the plan of reorganization.

(6)	Excludes 289,217 shares beneficially owned by other managerial employees. Collectively, our management and directors own an aggregate of 2,866,670 shares of common stock, 1,333,330 of which may be sold to Tontine as described under “Certain Relationships and Related Transactions.”

EQUITY COMPENSATION PLAN INFORMATION
     The following table sets forth information about our 2003 Management Equity Incentive Plan as of September 30, 2006:

Number of Securities
Remaining Available for
		Weighted-Average	Future Issuance Under
		Exercise Price of	Equity Compensation
	Number of Securities to be Issued	Outstanding	Plans (Excluding
	Upon Exercise of Outstanding	Options, Warrants	Securities Reflected in
Plan Category	Options, Warrants and Rights	and Rights	the First Column)

Equity compensation plans approved by security holders (1)	—	—	4,000,000

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	4,000,000

(1)	The 2003 Management Equity Incentive Plan was adopted in connection with the Plan of Reorganization. The securities issuable under the plan are shares of ACP common stock.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     ACP Holding Company is the parent company of NFC Castings, Inc., our immediate parent company, and thus ACP indirectly owns 100% of the common stock of the Company. William M. Barrett, who serves as the president and chief executive officer of the Company, currently serves as president and chief executive officer of ACP. Gary W. LaChey, who serves as corporate vice president-finance, treasurer and secretary of the Company, also serves in those capacities for ACP.
     Over a period of several months, the Company’s officers were apprised by representatives of Tontine, an existing stockholder of ACP, of Tontine’s interest in acquiring additional shares of common stock of ACP. On May 19, 2006, ACP received a Transfer Notice (the “Transfer Notice”) along with an executed Securities Purchase Agreement, dated as of May 19, 2006 (the “Securities Purchase Agreement”), by and among Tontine, MacKay Shields LLC (“MacKay Shields”), Citicorp Mezzanine III, L.P. and certain of its affiliates, collectively (“CM-III”) and certain affiliates of Trust Company of the West (“TCW” and with MacKay Shields and CM-III, the “Major Sellers”) and Metropolitan Life Insurance Company (“Met Life”). The Transfer Notice was required under the terms of the Stockholders Agreement dated as of October 8, 2003 (the “Stockholders Agreement”) among ACP, the Management Stockholders (as defined therein) and the Major Sellers, which provided ACP with a first option to purchase the ACP securities proposed to be sold to Tontine by MacKay Shields and CM-III, for the same consideration being offered by Tontine. ACP determined not to exercise its first option to purchase those securities, and on May 25, 2006, pursuant to the Securities Purchase Agreement, Tontine purchased all of the shares of common stock of ACP (the “Shares”) and warrants to purchase Shares for an exercise price of $.01 per Share (the “Warrants” and together with the Shares, the “ACP Securities”) held by the Major Sellers and Met Life for $1.80 per Share and $1.79 per Warrant, payable in cash.
     On May 26, 2006, Tontine also purchased 1,333,330 Shares for $1.80 per Share from certain officers and employees of Neenah and/or ACP (including Messrs. Barrett, LaChey, Varkoly, Andrews and DeRita) who collectively owned a total of 4,000,000 Shares (the “Sellers”) pursuant to the terms of a Stock Purchase Agreement, dated as of May 19, 2006 (the “Stock Purchase Agreement”). The Stock Purchase Agreement also grants each Seller a right to “put” an additional one-third of his or her Shares, collectively 1,333,330 additional Shares, subject to specified terms and conditions, to Tontine one year after the initial closing for $1.80 per Share.
     The amount of ACP Securities purchased pursuant to the Securities Purchase Agreement and the Stock Purchase Agreement was 18,152,355 Shares and 20,992,053 Warrants, representing 48.4% of all Shares outstanding on a fully-diluted basis. The aggregate consideration paid for such securities was approximately $70.25 million. ACP Securities purchased by Tontine were purchased with working capital and on margin collateralized by other securities owned by Tontine. Tontine’s margin transactions are with UBS Securities LLC, on that firm’s usual terms and conditions.
     In connection with the purchase of the ACP Securities by Tontine pursuant to the Securities Purchase Agreement and the Stock Purchase Agreement, the provisions of the Stockholders Agreement terminated on May 25, 2006.
     As provided by the Stockholders Agreement, the board of directors of ACP then consisted of five directors. Under the Stockholders Agreement, MacKay Shields designated two members to the board of directors and CM-III and TCW each designated one member to the board of directors. Effective upon consummation of the transactions described above, all but one of those four directors resigned from the board of directors of ACP and its subsidiaries, including Neenah, and the board of directors unanimously elected Joseph V. Lash, David B. Gendell and Stephen E. K. Graham to the board of directors to fill the vacancies created by those resignations. William M. Barrett and Jeffrey G. Marshall continued to serve on the board of directors. Tontine purchased an aggregate of 400,000 Shares of ACP common stock, at a price of $1.80 per Share, from two of the former directors subsequent to their resignation from the board and purchased 200,000 Shares from a charity that acquired those Shares from a third director.
     As of December 14, 2006, Tontine beneficially owned, in the aggregate, 22,929,467 Shares, and 21,139,220 Warrants, representing 54.5% of all Shares outstanding on a fully-diluted basis, which includes the 4,177,112 Shares and 147,167 Warrants that Tontine beneficially owned prior to entering into the Securities Purchase Agreement and the Stock Purchase Agreement.
     The purchase of the ACP Securities by Tontine as described above constituted a Change of Control of Neenah, as defined in the indentures governing Neenah’s $133.1 million of outstanding 11% Notes and $100 million of outstanding 13% Notes. In accordance with those indentures, upon a Change of Control, Neenah was required to make tender offers to purchase all outstanding 11% Notes and all outstanding 13% Notes. Both tender offers were required to be made at a price of 101% of the principal amount of the Notes, plus accrued and unpaid interest to the date of purchase. Neenah entered into an agreement with Tontine whereby Tontine agreed that Tontine or an affiliate would acquire directly any 11% Notes and any 13% Notes that were tendered in the change of control tender offers. In accordance with that agreement, Tontine purchased all $115,000 of 11% Notes and all $76,292,000 of 13% Notes that were tendered in the change of control tender offers. As of December 14, 2006, Tontine continued to own, and to receive the interest payable on, those securities.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     We paid the following fees to Ernst & Young LLP in 2006 and 2005:
     Audit Fees. Fees for audit services totaled $475,600 and $410,900 for the years ended September 30, 2006 and 2005, respectively, which included fees associated with the annual audit, filings under the Securities Act of 1933, as amended, and other services performed related to regulatory filings.
     Audit-Related Fees. Fees for audit-related services totaled $15,000 and $116,500 for the years ended September 30, 2006 and 2005, respectively, for accounting consultations.
     Tax Fees. Fees for tax services totaled $311,175 and $509,300 for the years ended September 30, 2006 and 2005, respectively, and consisted primarily of tax consulting services.

     All Other Fees. There were no other fees incurred by the Company during the years ended September 30, 2006 and 2005.
     The Company’s Audit Committee appoints the independent registered public accounting firm and pre-approves the services in regularly scheduled audit committee meetings. The Audit Committee has considered whether the fees of Ernst & Young LLP for non-audit services are compatible with maintaining Ernst & Young LLP’s independence.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
(c) Financial Statements Excluded From Annual Report to Shareholders
     Not Applicable

Report of Independent Registered Public Accounting Firm
The Board of Directors
Neenah Foundry Company
We have audited the accompanying consolidated balance sheets of Neenah Foundry Company and Subsidiaries (the Company) as of September 30, 2006 and 2005 (Reorganized Company), and the related consolidated statements of operations, changes in stockholder’s equity and cash flows for the years ended September 30, 2006 and 2005 and the period from October 1, 2003 to September 30, 2004 (Reorganized Company) and the portion of October 1, 2003 related to the Predecessor Company’s reorganization gain. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Reorganized Company at September 30, 2006 and 2005, and the consolidated results of operations and cash flows for the years ended September 30, 2006 and 2005 and the period from October 1, 2003 to September 30, 2004 (Reorganized Company) and the portion of October 1, 2003 related to the Predecessor Company’s reorganization gain, in conformity with U.S. generally accepted accounting principles.
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
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
November 3, 2006

Neenah Foundry Company
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	September 30
	2006	2005

Assets
Current assets:
Cash	$910	$3,484
Accounts receivable, less allowance for doubtful accounts of $1,885 in 2006 and $2,093 in 2005	85,161	85,795
Inventories	61,847	59,123
Deferred income taxes	2,697	3,304
Other current assets	7,425	6,897

Total current assets	158,040	158,603
Property, plant and equipment:
Land	7,209	6,708
Buildings and improvements	18,733	16,917
Machinery and equipment	88,562	74,026
Patterns	13,527	12,753
Construction in progress	3,679	2,994

	131,710	113,398
Less accumulated depreciation	34,832	22,148

	96,878	91,250
Deferred financing costs, net of accumulated amortization of $1,509 in 2006 and $1,012 in 2005	1,695	2,192
Identifiable intangible assets, net of accumulated amortization of $21,365 in 2006 and $14,245 in 2005	62,072	69,192
Goodwill	86,699	86,699
Other assets	5,536	4,619

	156,002	162,702

	$410,920	$412,555

Neenah Foundry Company
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	September 30
	2006	2005

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$29,766	$30,305
Income taxes payable	2,550	5,562
Accrued wages and employee benefits	13,713	16,586
Accrued interest	7,157	7,134
Other accrued liabilities	2,924	2,411
Current portion of long-term debt	27,750	33,668
Current portion of capital lease obligations	161	—

Total current liabilities	84,021	95,666
Long-term debt	236,445	238,086
Capital lease obligations	1,060	—
Deferred income taxes	26,931	23,759
Postretirement benefit obligations	10,141	10,404
Pension benefit obligations	8,036	22,401
Other liabilities	5,100	4,886

Total liabilities	371,734	395,202
Commitments and contingencies
Stockholder’s equity:
Common stock, par value $100 per share; 1,000 shares authorized, issued and outstanding	100	100
Capital in excess of par value	5,429	5,429
Retained earnings	34,499	18,350
Accumulated other comprehensive loss	(842)	(6,526)

Total stockholder’s equity	39,186	17,353

	$410,920	$412,555

See accompanying notes.

Neenah Foundry Company
Consolidated Statements of Operations
(In Thousands)

	Reorganized			Predecessor
	Years Ended
	September 30			October 1
	2006	2005	2004	2003

Net sales	$542,452	$541,772	$450,942	$—
Cost of sales	442,558	440,818	375,124	—

Gross profit	99,894	100,954	75,818	—

Selling, general and administrative expenses	34,314	34,467	27,374	—
Litigation settlement	—	6,500	—	—
Amortization expense	7,120	7,124	7,121	—
Loss on disposal of property, plant and equipment	127	953	465	—

Operating income	58,333	51,910	40,858	—

Other income (expense):
Interest expense	(33,410)	(33,419)	(33,392)	—
Interest income	83	13	29	—
Reorganization gain	—	—	—	43,943

Income from continuing operations before income taxes	25,006	18,504	7,495	43,943
Provision for income taxes	8,857	3,409	3,881	—

Income from continuing operations	16,149	15,095	3,614	43,943

Discontinued operations:
Loss from discontinued operations, net of income tax benefit of $(240)	—	—	(359)	--

Net income	$16,149	$15,095	$3,255	$43,943

See accompanying notes.

Neenah Foundry Company
Consolidated Statements of Changes in Stockholder’s Equity (Deficit)
(In Thousands)

				Accumulated
			Retained	Other
		Capital	Earnings	Comprehensive
	Common	in Excess of	(Accumulated	(Loss)
	Stock	Par Value	Deficit)	Income	Total

Balance at September 30, 2003
(Predecessor Company)	$100	$51,317	$(81,124)	$(9,309)	$(39,016)
Effect of fresh start accounting under plan of reorganization	—	(45,888)	81,124	9,309	44,545

Reorganized Company
Balance at October 1, 2003	100	5,429	—	—	5,529
Net income	—	—	3,255	—	3,255

Balance at September 30, 2004	100	5,429	3,255	—	8,784
Components of comprehensive income:
Net income	—	—	15,095	—	15,095
Pension liability adjustment, net of tax effect of $4,350	—	—	—	(6,526)	(6,526)

Total comprehensive income					8,569

Balance at September 30, 2005	100	5,429	18,350	(6,526)	17,353
Components of comprehensive income:
Net income	—	—	16,149	—	16,149
Pension liability adjustment, net of tax effect of $(3,789)	—	—	—	5,684	5,684

Total comprehensive income					21,833

Balance at September 30, 2006	$100	$5,429	$34,499	$(842)	$39,186

Neenah Foundry Company
Consolidated Statements of Cash Flows
(In Thousands)

	Reorganized			Predecessor
	Years Ended
	September 30			October 1
	2006	2005	2004	2003

Operating activities
Net income	$16,149	$15,095	$3,255	$43,943
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash reorganization gain	—	—	—	(68,299)
Provision for obsolete inventories	318	356	456	—
Provision for bad debts	433	2,153	1,043	—
Depreciation	13,123	11,740	10,871	—
Amortization of identifiable intangible assets	7,120	7,124	7,121	—
Amortization of deferred financing costs and discount on notes	2,081	2,110	2,070	—
Loss on disposal of property, plant and equipment	127	953	465	—
Deferred income taxes	(10)	(5,191)	3,620	—
Changes in operating assets and liabilities:
Accounts receivable	201	(6,628)	(26,847)	—
Inventories	(3,042)	1,640	(2,013)	—
Other current assets	(528)	281	(1,254)	—
Accounts payable	(539)	1,155	(2,619)	—
Accrued liabilities	(5,349)	6,719	7,749	—
Postretirement benefit obligations	(263)	(171)	256	—
Pension benefit obligations	(5,284)	(3,631)	(1,498)	—
Other liabilities	214	(118)	70	—

Net cash provided by (used in) operating activities	24,751	33,587	2,745	(24,356)

Investing activities
Purchase of property, plant and equipment	(17,803)	(17,572)	(12,713)	—
Proceeds from sale of property, plant and equipment	196	905	55	—
Other	(525)	347	475	—

Net cash used in investing activities	(18,132)	(16,320)	(12,183)	—

Financing activities
Proceeds from long-term debt	—	84	14,450	—
Payments on long-term debt and capital lease obligations	(9,193)	(13,716)	(5,012)	—
Debt issuance costs	—	(151)	—	—

Net cash provided by (used in) financing activities	(9,193)	(13,783)	9,438	—

Increase (decrease) in cash	(2,574)	3,484	—	(24,356)
Cash at beginning of year	3,484	—	—	24,356

Cash at end of year	$910	$3,484	$—	$—

Supplemental disclosures of cash flows information:
Interest paid	$31,306	$31,315	$24,182	$—
Income taxes paid	11,864	5,622	568	—
See accompanying notes.

Neenah Foundry Company
Notes to Consolidated Financial Statements
(In Thousands)
1. Organization and Description of Business
Neenah Foundry Company (Neenah), together with its subsidiaries (collectively, the Company), manufactures gray and ductile iron castings and forged components for sale to industrial and municipal customers. Industrial castings are custom-engineered and are produced for customers in several industries, including the medium and heavy-duty truck components, farm equipment, heating, ventilation and air-conditioning industries. Municipal castings include manhole covers and frames, storm sewer frames and grates, tree grates and specialty castings for a variety of applications and are sold principally to state and local government entities, utilities and contractors. The Company’s sales generally are unsecured.
Neenah is a wholly owned subsidiary of NFC Castings, Inc., which is a wholly owned subsidiary of ACP Holding Company. Neenah has the following subsidiaries, all of which are wholly owned: Deeter Foundry, Inc. (Deeter); Mercer Forge Corporation and subsidiaries (Mercer); Dalton Corporation and subsidiaries (Dalton); Advanced Cast Products, Inc. and subsidiaries (Advanced Cast Products); Gregg Industries, Inc. (Gregg); Neenah Transport, Inc. (Transport) and Cast Alloys, Inc. (Cast Alloys), which is inactive. Deeter manufactures gray iron castings for the municipal market and special application construction castings. Mercer manufactures forged components for use in transportation, railroad, mining and heavy industrial applications and microalloy forgings for use by original equipment manufacturers and industrial end users. Dalton manufactures gray iron castings for refrigeration systems, air conditioners, heavy equipment, engines, gear boxes, stationary transmissions, heavy-duty truck transmissions and other automotive parts. Advanced Cast Products manufactures ductile and malleable iron castings for use in various industrial segments, including heavy truck, construction equipment, railroad, mining and automotive. Gregg manufactures gray and ductile iron castings for industrial and commercial use. Transport is a common and contract carrier licensed to operate in the continental United States. The majority of Transport’s revenues are derived from transport services provided to the Company.
On August 5, 2003, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, District of Delaware (the Bankruptcy Court). On September 26, 2003, the Bankruptcy Court confirmed the Company’s Plan of Reorganization, and on October 8, 2003, the Company consummated the Plan of Reorganization and emerged from its Chapter 11 reorganization proceedings with a significantly restructured balance sheet. The accompanying consolidated financial statements for

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
(In Thousands)
1. Organization and Description of Business (continued)
the portion of October 1, 2003 related to the reorganization gain have been prepared in accordance with American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7).
Although the effective date of the Plan of Reorganization was October 8, 2003, due to the immateriality of the results of operations for the period between October 1, 2003 and the effective date, the Company has accounted for the consummation of the Plan of Reorganization as if it had occurred on October 1, 2003 and implemented the fresh start provisions (fresh start) of SOP 90-7 as of that date. Fresh start required that the Company adjust the historical cost of its assets and liabilities to their fair value. The fair value of the reorganized Company, or the reorganization value, of approximately $290,000 was determined by an independent party based on multiples of earnings before interest, income taxes, depreciation and amortization (EBITDA) and discounted cash flows under the Company’s financial projections.
Reorganization gain for the Predecessor on October 1, 2003 consisted of the following:

Net gain on extinguishment of debt	$168,208
Net loss resulting from fresh start fair value adjustments to assets and liabilities	(124,265)

Total reorganization gain	$43,943

2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Neenah and its subsidiaries. All intercompany transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)
Accounts Receivable
The Company evaluates the collectibility of its accounts receivable based on a number of factors. For known collectibility concerns, an allowance for doubtful accounts is recorded based on the customer’s ability and likelihood to pay based on management’s review of the facts. For all other accounts, the Company recognizes an allowance based on the length of time the receivable is past due based on historical experience. Adjustments to these estimates may be required if the financial condition of the Company’s customers were to change. The Company does not require collateral or other security on accounts receivable.
Inventories
Inventories at September 30, 2006 and 2005 are stated at the lower of cost or market. The cost of inventories for Neenah and Dalton is determined on the last-in, first-out (LIFO) method for substantially all inventories except supplies, for which cost is determined on the first-in, first-out (FIFO) method. The cost of inventories for Deeter, Mercer, Advanced Cast Products and Gregg is determined on the FIFO method. LIFO inventories comprise 38% and 42% of total inventories at September 30, 2006 and 2005, respectively. If the FIFO method of inventory valuation had been used by all companies, inventories would have been approximately $6,600 and $6,901 higher than reported at September 30, 2006 and 2005, respectively. Additionally, cost of sales in the accompanying consolidated statements of operations would have been approximately $721 and $1,039 higher for the years ended September 30, 2006 and 2005, respectively, had the Company not experienced a decrement in certain inventory quantities that are valued on the LIFO method.
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

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)
Identifiable Intangible Assets
Identifiable intangible assets, primarily customer lists and tradenames, are amortized on a straight-line basis over the estimated useful lives of 10 to 40 years.
Goodwill
Goodwill is tested for impairment annually during the fourth fiscal quarter or more frequently if an event indicates that the goodwill might be impaired in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Based on such tests, there was no impairment of goodwill recorded in fiscal 2006, 2005 or 2004.
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
Shipping and Handling Costs
Shipping and handling costs billed to customers are recognized within net sales. Shipping and handling costs are included in cost of sales.

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs for continuing operations were $564, $470 and $525 for the years ended September 30, 2006, 2005 and 2004, respectively.
Income Taxes
Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company’s assets and liabilities and are measured using currently enacted tax rates and laws.
Financial Instruments
The carrying value of the Company’s financial instruments, including cash, accounts receivable and accounts payable approximate fair value. The fair value of the Company’s long-term debt is approximately $281,634 at September 30, 2006 and compares to a carrying value of $264,195. The fair value of the Senior Subordinated and Senior Secured Notes with a face value of $233,130 is based on quoted market prices.
Comprehensive Income
Comprehensive income represents net income plus any gains or losses that, under U.S. generally accepted accounting principles, are excluded from net income and recognized directly as a component of stockholder’s equity.
Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)
New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 did not have a material impact on the Company’s financial condition, results of operations or cash flows.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact FIN 48 will have on its financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” and SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amendments retain most of the existing measurement and disclosure guidance and will not change the amounts recognized in the Company’s statement of operations. SFAS No. 158 requires companies to recognize a net asset or liability with an offset to equity, by which the defined benefit post-retirement obligation is over- or under-funded. SFAS No. 158 requires prospective application, and the recognition and disclosure requirements will be effective for the Company’s fiscal year ending September 30, 2007. The Company is currently evaluating the impact SFAS No. 158 will have on its consolidated balance sheets.

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
3. Inventories
Inventories consist of the following as of September 30:

	2006	2005

Raw materials	$7,857	$6,905
Work in process and finished goods	38,437	37,088
Supplies	15,553	15,130

	$61,847	$59,123

4. Intangible Assets
Identifiable intangible assets consist of the following as of September 30:

	2006		2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer lists	$67,000	$20,100	$67,000	$13,401
Tradenames	16,282	1,234	16,282	823
Other	155	31	155	21

	$83,437	$21,365	$83,437	$14,245

The Company does not have any intangible assets deemed to have indefinite lives. The Company expects to recognize amortization expense of $7,120 in each of the five fiscal years subsequent to September 30, 2006.

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
5. Long-Term Debt
Long-term debt consists of the following as of September 30:

	2006	2005

13% Senior Subordinated Notes	$100,000	$100,000
11% Senior Secured Notes, less unamortized discount of $6,337 and $7,921	126,191	124,607
Term Loan Facilities	13,409	16,564
Revolving Credit Facility	24,595	30,502
Other	—	81

	264,195	271,754
Less current portion	27,750	33,668

	$236,445	$238,086

The Company’s Credit Facility provides for a revolving credit line of up to $92,085 (with a $5,000 sublimit available for letters of credit and a term loan in the aggregate original principal amount of $22,085 which requires annual principal payments of $3,155 through fiscal 2008, with the remainder due in fiscal 2009). The Credit Facility matures on October 8, 2009. The Credit Facility is secured by substantially all of the Company’s tangible and intangible assets. The interest rate on the Credit Facility is based on LIBOR (5.625% at September 30, 2006) or prime plus an applicable margin, based upon the Company meeting certain financial statistics. The weighted-average interest rate on the revolving credit line outstanding borrowings at September 30, 2006 is 7.65%. Substantially all of Neenah’s wholly owned subsidiaries are co-borrowers with Neenah under the Credit Facility and are jointly and severally liable with Neenah for all obligations under the Credit Facility, subject to customary exceptions for transactions of this type. In addition, NFC Castings, Inc. (Neenah’s immediate parent), and the remaining wholly owned subsidiaries of Neenah jointly and severally guarantee Neenah’s obligations under the Credit Facility, subject to customary exceptions for transactions of this type.

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
5. Long-Term Debt (continued)
The borrowers’ and guarantors’ obligations under the Credit Facility are secured by a first priority perfected security interest, subject to customary restrictions, in substantially all of the tangible and intangible assets of the Company and its subsidiaries. The Senior Secured Notes, and the guarantees in respect thereof, are equal in right of payment to the Credit Facility, and the guarantees in respect thereof. The liens in respect of the Senior Secured Notes are junior to the liens securing the Credit Facility and guarantees thereof. Borrowings under the Revolving Credit Facility have been classified as current liabilities in the accompanying consolidated balance sheets in accordance with the consensus of Emerging Issues Task Force No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”
The Senior Secured Notes mature on September 30, 2010 and bear interest at 11%. Interest is payable semiannually on January 1 and July 1. The Senior Secured Notes are secured by substantially all of the Company’s tangible and intangible assets; however, they are second in priority to the borrowings under the Credit Facility. The Company’s obligations under the Senior Secured Notes are guaranteed on a secured basis by each of its wholly owned subsidiaries. The Senior Subordinated Notes are unsecured, mature on September 30, 2013 and bear interest at 13%. Interest of 5% is payable in cash and 8% may be paid-in-kind semiannually on January 1 and July 1. Through July 1, 2006, the Company has paid the interest in cash. The Senior Secured and the Senior Subordinated Notes are fully, unconditionally, jointly and severally guaranteed by all subsidiaries.
The Credit Facility, Senior Secured and the Senior Subordinated Notes contain various financial and nonfinancial covenants, including those which restrict the Company from incurring additional indebtedness and prohibit dividend payments, stock redemptions and certain other transactions. At September 30, 2006, the Company is in compliance with all covenants.
Scheduled annual principal payments on long-term debt for fiscal years subsequent to September 30, 2006 are:

2007	$27,750
2008	3,155
2009	7,099
2010	126,191
2011	—
Thereafter	100,000

$264,195

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
6. Commitments and Contingencies
The Company leases certain plants, warehouse space, machinery and equipment, office equipment and vehicles under operating leases. Rent expense for continuing operations under these operating leases for the years ended September 30, 2006, 2005 and 2004 totaled $2,923, $2,920 and $2,999, respectively.
During the year ended September 30, 2006, the Company financed purchases of property, plant and equipment totaling $1,271 by entering into capital lease obligations. Property, plant and equipment under leases accounted for as capital leases as of September 30, 2006 are as follows:

Machinery and equipment	$1,344
Less accumulated depreciation	214

$1,130

Minimum rental payments due under operating and capital leases for fiscal years subsequent to September 30, 2006, are as follows:

	Operating	Capital
	Leases	Leases

2007	$1,858	$228
2008	1,473	228
2009	799	228
2010	448	228
2011	347	228
Thereafter	237	315

Total minimum lease payments	$5,162	1,455

Less amount representing interest		234

Present value of minimum lease payments		1,221
Less current portion		161

Capital lease obligations		$1,060

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
6. Commitments and Contingencies (continued)
The Company is partially self-insured for workers’ compensation claims. An accrued liability is recorded for claims incurred but not yet paid or reported and is based on current and historical claim information. The accrued liability may ultimately be settled for an amount different than the recorded amount. Adjustments of the accrued liability are recorded in the period in which they become known.
Approximately 65% of the Company’s work force is covered by collective bargaining agreements. The collective bargaining agreements for Neenah and the Kendallville location of Dalton, which represent 35% of the Company’s work force, are scheduled to expire during fiscal 2007.
In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. On August 5, 2005 the Company settled a legal matter related to the proposed sale of one of its subsidiaries by paying a cash settlement of $6,500.
The Company is proceeding with a $54,000 capital project to replace a mold line at its Neenah facility. The new mold line is expected to significantly enhance operating efficiencies, increase capacity and provide expanded molding capabilities for municipal products. The Company anticipates that operating cash flows and its Credit Facility will be sufficient to fund this and other anticipated operational investments, including working capital and capital expenditure needs, over the two year construction timeframe. The Company expects the new mold line to become operational in early calendar 2008. The Company has committed to $30,155 of expenditures related to the new mold line.
The Company is presently disputing a claim from an investment bank for $3,340 in fees allegedly arising from the acquisition of control of ACP Holding Company by Tontine Capital Partners, LP in May 2006. Although it is not possible to predict with certainty the outcome of this unresolved matter, the Company believes that based on current information, it has reserved for this matter in accordance with U.S. generally accepted accounting principles.

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
7. Income Taxes
The provision for income taxes consists of the following:

	Years Ended September 30
	2006	2005	2004

Current:
Federal	$7,553	$7,032	$(700)
State	1,314	1,568	721

	8,867	8,600	21
Deferred	(10)	(5,191)	3,620

	$8,857	$3,409	$3,641

The provision for income taxes is included in the consolidated statements of operations as follows:

	Years Ended September 30
	2006	2005	2004

Continuing operations	$8,857	$3,409	$3,881
Discontinued operations	—	—	(240)

	$8,857	$3,409	$3,641

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 35% to income before income taxes as follows:

	Years Ended September 30
	2006	2005	2004

Provision at statutory rate	$8,752	$6,476	$2,414
State income taxes, net of federal taxes	851	815	469
Permanent differences due to reorganization	—	(885)	763
Change in tax method of determining LIFO inventory	—	(2,679)	—
Change in enacted state tax laws	(758)	—	—
Other	12	(318)	(5)

Provision for income taxes	$8,857	$3,409	$3,641

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
7. Income Taxes (continued)
Deferred income tax assets and liabilities consist of the following as of September 30:

	2006	2005

Deferred income tax liabilities:
Inventories	$(1,195)	$(905)
Property, plant and equipment	(11,667)	(10,939)
Identifiable intangible assets	(24,069)	(27,677)
Other	(336)	(382)

	(37,267)	(39,903)

Deferred income tax assets:
Employee benefit plans	8,926	14,972
Accrued vacation	2,237	2,191
Other accrued liabilities	997	1,414
State net operating loss carryforwards	155	264
Other	873	871

Total deferred tax assets	13,188	19,712
Valuation allowance for deferred income tax assets	(155)	(264)

	13,033	19,448

Net deferred income tax liability	$(24,234)	$(20,455)

Included in the consolidated balance sheets as:
Current deferred income tax asset	$2,697	$3,304
Noncurrent deferred income tax liability	(26,931)	(23,759)

	$(24,234)	$(20,455)

As of September 30, 2006, the Company has state net operating loss carryforwards of $1,405 which expire through fiscal 2016. A full valuation allowance has been established for all state net operating loss carryforwards due to the uncertainty regarding the realization of the deferred tax benefit through future earnings.

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
8. Employee Benefit Plans
Defined-Benefit Pension Plans and Postretirement Benefits
The Company sponsors five defined-benefit pension plans covering the majority of its hourly employees. Retirement benefits under the pension plans are based on years of service and defined-benefit rates. The Company has elected a measurement date of June 30 for all of its pension plans. The Company funds the pension plans based on actuarially determined cost methods allowable under Internal Revenue Service regulations. During the year ended September 30, 2006, the Company amended one of its defined-benefit pension plans to freeze its defined benefit rate and credited years of service as of December 31, 2005. No curtailment gain or loss was required in conjunction with freezing this defined-benefit plan.
The Company also sponsors unfunded defined-benefit postretirement health care plans covering substantially all salaried and hourly employees at Neenah and their dependents. For salaried employees at Neenah, benefits are provided from the date of retirement for the duration of the employee’s life, while benefits for hourly employees at Neenah are provided from retirement to age 65. Retirees’ contributions to the plans are based on years of service and age at retirement. The Company funds benefits as incurred. The Company has elected a measurement date of June 30 for these plans.
FASB Financial Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act), addresses the impact of the Act enacted in December 2003. The Act provides a prescription drug subsidy benefit for Medicare eligible employees starting in 2006. During fiscal 2005, it was determined that the benefit levels of the Company’s defined-benefit postretirement health care plan covering salaried employees met the criteria set forth by the Act to qualify for the subsidy. Effective with the June 30, 2005 measurement date, the effects of the subsidy were used in measuring the plan’s benefit obligation and net periodic postretirement benefit cost. The effect of the subsidy was to reduce the net periodic postretirement benefit cost by approximately $337 and $56 for the years ended September 30, 2006 and 2005, respectively, and reduce the accumulated postretirement benefit obligation by approximately $2,044 and $415 as of the June 30, 2006 and 2005, respectively, measurement date. The amount of subsidy payments expected to be received is approximately $58 in fiscal 2007.

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
8. Employee Benefit Plans (continued)
Obligations and Funded Status
The following table summarizes the funded status of the pension plans and postretirement benefit plans and the amounts recognized in the consolidated balance sheets at September 30, 2006 and 2005:

	Pension		Postretirement
	Benefits		Benefits
	2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation, October 1	$78,162	$62,190	$7,351	$8,914
Service cost	2,328	2,008	153	161
Interest cost	4,083	3,870	282	363
Unrecognized prior service cost	422	—	—	—
Actuarial (gains) losses	(10,324)	12,548	(1,748)	(1,655)
Benefits paid	(2,757)	(2,454)	(407)	(432)

Benefit obligation, September 30	$71,914	$78,162	$5,631	$7,351

Change in plan assets:
Fair value of plan assets, October 1	$54,648	$49,020	$—	$—
Actual return on plan assets	3,963	3,892	—	—
Company contributions	8,519	4,190	407	432
Benefits paid	(2,757)	(2,454)	(407)	(432)

Fair value of plan assets, September 30	$64,373	$54,648	$—	$—

Funded status of the plans:
Benefit obligation in excess of plan assets	$(7,541)	$(23,514)	$(5,631)	$(7,351)
Unrecognized prior service cost	392	—	(396)	(429)
4th quarter contributions	—	1,200	101	109
Unrecognized net (gains) losses	908	10,789	(4,215)	(2,733)

	$(6,241)	$(11,525)	$(10,141)	$(10,404)

Amounts recognized in the consolidated balance sheets at September 30:
Accrued pension or postretirement benefit liability	$(8,036)	$(22,401)	$(10,141)	$(10,404)
Intangible asset (included in other assets)	392	—	—	—
Deferred income tax asset	561	4,350	—	—
Accumulated other comprehensive loss	842	6,526	—	—

	$(6,241)	$(11,525)	$(10,141)	$(10,404)

The accumulated benefit obligation for the Company’s defined benefit pension plans was $71,930 and $78,248 at September 30, 2006 and 2005, respectively. At September 30, 2006, pension plans with benefit obligations in excess of plan assets had an aggregate projected benefit obligation of $67,884 and aggregate fair value of plan assets of $60,236.

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
8. Employee Benefit Plans (continued)
Benefit Costs
Components of net periodic benefit cost for the years ended September 30 are as follows:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Service cost	$2,328	$2,008	$1,964	$153	$161	$286
Interest cost	4,083	3,870	3,663	282	363	523
Expected return on plan assets	(4,732)	(4,157)	(3,630)	—	—	—
Amortization of prior service cost	30	—	—	(33)	(32)	(32)
Recognized net actuarial (gain) loss	185	2	20	(265)	(244)	(33)

Net periodic benefit cost	$1,894	$1,723	$2,017	$137	$248	$744

Assumptions
Weighted-average assumptions used to determine benefit obligations as of September 30 are as follows:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005

Discount rate	6.25%	5.25%	6.25%	5.25%
The increase in the discount rate used to determine benefit obligations as of September 30, 2006 from 5.25% to 6.25% caused a decrease of $10,396 in the projected benefit obligation of the Company’s pension plans.

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
8. Employee Benefit Plans (continued)
Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30 are as follows:

	Pension Benefits						Postretirement Benefits
	2006		2005		2004		2006	2005	2004

Discount rate	5.25%		6.25%		6.25%		5.25%	6.25%	6.25%
Expected long-term
rate of return on	7.50	% to	7.50	% to	7.50	% to
plan assets	8.50%		8.50%		8.50%		—	—	—
For measurement purposes, the healthcare cost trend rate was assumed to be 10% decreasing gradually to 5.0% in 2016 and then remaining at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A one percentage point change in the healthcare cost trend rate would have the following effect:

	1% Increase	1% Decrease

Effect on total of service cost and interest cost	$104	$(77)
Effect on postretirement benefit obligation	996	(778)
Pension Plan Assets
The following table summarizes the weighted-average asset allocations of the pension plans at September 30:

	2006	2005

Asset category:
Equity securities	51%	47%
Debt securities	32	34
Real estate	3	3
Other	14	16

	100%	100%

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
8. Employee Benefit Plans (continued)
The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by maximizing investment returns within that prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small and large capitalizations. The Company’s targeted asset allocation ranges as a percentage of total market value are as follows: equity securities 45% to 55% and debt securities 30% to 35%. None of the plans’ equity securities are invested in common stock of the plan sponsor’s parent company, ACP Holding Company. Additionally, cash balances are maintained at levels adequate to meet near term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.
The Company’s overall expected long-term rates of return on assets range from 7.50% to 8.50%. The expected long-term rates of return are based on the portfolio of each defined benefit pension plan as a whole and not on the sum of the returns of individual asset categories. The rates of return are based on historical returns adjusted to reflect the current view of the long-term investment market.
Benefit Payments and Contributions
The following benefit payments, which reflect expected future service, as appropriate, and are net of expected Medicare subsidy receipts, are expected to be paid for fiscal years subsequent to September 30, 2006:

2007	$2,986
2008	3,048
2009	3,300
2010	3,473
2011	3,707
2012 — 2016	24,254

$40,768

The Company expects to contribute $2,530 to its pension plans during fiscal 2007.

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
8. Employee Benefit Plans (continued)
Defined-Contribution Retirement Plans
The Company sponsors various defined-contribution retirement plans (the Plans) covering substantially all salaried and certain hourly employees. The Plans allow participants to make 401(k) contributions in amounts ranging from 1% to 15% of their compensation. The Company matches between 35% and 50% of the participants’ contributions up to a maximum of 6% of the employee’s compensation, as defined. The Company may make additional voluntary contributions to the Plans as determined annually by the Board of Directors. Total Company contributions amounted to $2,034, $1,861 and $1,195 for the years ended September 30, 2006, 2005 and 2004, respectively.
Other Employee Benefits
The Company provides unfunded supplemental retirement benefits to certain active and retired employees at Dalton. At September 30, 2006, the present value of the current and long-term portion of these supplemental retirement obligations totaled $246 and $2,117, respectively. At September 30, 2005, the present value of the current and long-term portion of these supplemental retirement obligations totaled $232 and $2,347, respectively.
Certain of Dalton’s hourly employees are covered by a multi-employer, defined-benefit pension plan pursuant to a collective bargaining agreement. The Company’s expense for the years ended September 30, 2006, 2005 and 2004, was $356, $337 and $361, respectively.
Substantially all of Mercer’s union employees are covered by a multiemployer, defined-benefit pension plan pursuant to a collective bargaining agreement. The Company’s expense for the years ended September 30, 2006, 2005 and 2004, was $221, $290 and $141, respectively.
9. Segment Information
The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells gray and ductile iron castings for the industrial and municipal markets, while the Forgings segment manufactures forged components for the industrial market. The Other segment includes machining operations and freight hauling.

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
9. Segment Information (continued)
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

	Years Ended September 30
	2006	2005	2004

Revenues from external customers:
Castings	$495,384	$491,159	$414,575
Forgings	41,222	44,348	29,853
Other	20,703	22,507	22,035
Elimination of intersegment revenues	(14,857)	(16,242)	(15,521)

	$542,452	$541,772	$450,942

Income (loss) from continuing operations:
Castings	$16,149	$15,095	$3,614
Forgings	(605)	(570)	(2,482)
Other	345	189	1,980
Elimination of intersegment loss	260	381	502

	$16,149	$15,095	$3,614

Total assets:
Castings	$472,760	$475,725	$478,820
Forgings	6,399	7,040	8,110
Other	10,285	13,268	12,097
Elimination of intersegment assets	(78,524)	(83,478)	(91,587)

	$410,920	$412,555	$407,440

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
9. Segment Information (continued)

	Castings	Forgings	Other	Total

Year ended September 30, 2006:
Interest expense	$29,309	$3,368	$733	$33,410
Interest income	78	—	5	83
Provision for income taxes	7,077	1,569	211	8,857
Depreciation and amortization expense	18,105	916	1,222	20,243
Expenditures for long-lived assets	16,866	417	520	17,803

Year ended September 30, 2005:
Interest expense	$29,543	$3,387	$489	$33,419
Interest income	13	—	—	13
Provision for income taxes	1,642	479	1,288	3,409
Depreciation and amortization expense	16,979	815	1,070	18,864
Expenditures for long-lived assets	15,966	948	658	17,572

Year ended September 30, 2004:
Interest expense	$29,392	$3,476	$524	$33,392
Interest income	29	—	—	29
Provision (credit) for income taxes	3,648	(385)	618	3,881
Depreciation and amortization expense	16,254	749	989	17,992
Expenditures for long-lived assets	11,589	398	726	12,713

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
9. Segment Information (continued)
Geographic Information

		Long-Lived
	Net Sales	Assets (1)

Year ended September 30, 2006:
United States	$521,193	$96,878
Foreign countries	21,259	—

	$542,452	$96,878

Year ended September 30, 2005:
United States	$509,104	$91,250
Foreign countries	32,668	—

	$541,772	$91,250

Year ended September 30, 2004:
United States	$428,081	$87,276
Foreign countries	22,861	—

	$450,942	$87,276

(1) Represents fixed assets.
10. Subsidiary Guarantors
The following tables present condensed consolidating financial information as of and for the years ended September 30, 2006 and 2005 and for the period from October 1, 2003 to September 30, 2004 for: (a) Neenah, and (b) on a combined basis, the guarantors of the Senior Secured Notes and the Senior Subordinated Notes, which include all of the wholly owned subsidiaries of Neenah (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
10. Subsidiary Guarantors (continued)
Condensed Consolidating Balance Sheet
September 30, 2006

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash (overdraft)	$2,433	$(1,523)	$—	$910
Accounts receivable, net	43,452	41,709	—	85,161
Inventories	22,990	38,857	—	61,847
Deferred income taxes	4,169	(1,472)	—	2,697
Other current assets	4,930	2,495	—	7,425

Total current assets	77,974	80,066	—	158,040

Investments in and advances to subsidiaries	115,243	—	(115,243)	—
Property, plant and equipment, net	41,183	55,695	—	96,878
Deferred financing costs, identifiable intangible assets and goodwill, net	134,233	16,233	—	150,466
Other assets	1,952	3,584	—	5,536

	$370,585	$155,578	$(115,243)	$410,920

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$10,147	$19,619	$—	$29,766
Net intercompany payable	—	89,207	(89,207)	—
Income taxes payable	2,550	—	—	2,550
Accrued wages and employee benefits	6,478	7,235	—	13,713
Accrued interest	7,157	—	—	7,157
Other accrued liabilities	1,022	1,902	—	2,924
Current portion of long-term debt	27,750	—	—	27,750
Current portion of capital lease obligations	—	161	—	161

Total current liabilities	55,104	118,124	(89,207)	84,021

Long-term debt	236,445	—	—	236,445
Capital lease obligations	—	1,060	—	1,060
Deferred income taxes	23,740	3,191	—	26,931
Postretirement benefit obligations	10,141	—	—	10,141
Pension benefit obligations	3,982	4,054	—	8,036
Other liabilities	1,987	3,113	—	5,100
Stockholder’s equity	39,186	26,036	(26,036)	39,186

	$370,585	$155,578	$(115,243)	$410,920

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
10. Subsidiary Guarantors (continued)
Condensed Consolidating Balance Sheet
September 30, 2005

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash (overdraft)	$4,952	$(1,468)	$—	$3,484
Accounts receivable, net	37,085	48,710	—	85,795
Inventories	22,754	36,369	—	59,123
Deferred income taxes	4,537	(1,233)	—	3,304
Other current assets	3,908	2,989	—	6,897

Total current assets	73,236	85,367	—	158,603

Investments in and advances to subsidiaries	114,430	—	(114,430)
Property, plant and equipment, net	36,519	54,731	—	91,250
Deferred financing costs, identifiable intangible assets and goodwill, net	140,435	17,648	—	158,083
Other assets	1,834	2,785	—	4,619

	$366,454	$160,531	$(114,430)	$412,555

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$8,442	$21,863	$—	$30,305
Net intercompany payable	—	81,907	(81,907)
Income taxes payable	5,562	—	—	5,562
Accrued wages and employee benefits	7,701	8,885	—	16,586
Accrued interest	7,134	—	—	7,134
Other accrued liabilities	469	1,942	—	2,411
Current portion of long-term debt	33,658	10	—	33,668

Total current liabilities	62,966	114,607	(81,907)	95,666
Long-term debt	238,015	71	—	238,086
Deferred income taxes	20,539	3,220	—	23,759
Postretirement benefit obligations	10,404		—	10,404
Pension benefit obligations	15,307		7,094	22,401
Other liabilities	1,870	3,016	—	4,886
Stockholder’s equity	17,353	32,523	(32,523)	17,353

	$366,454	$160,531	$(114,430)	$412,555

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
10. Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Operations
Year Ended September 30, 2006

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$251,813	$297,641	$(7,002)	$542,452
Cost of sales	181,318	268,242	(7,002)	442,558

Gross profit	70,495	29,399	—	99,894

Selling, general and administrative expenses	18,416	15,898	—	34,314
Amortization expense	5,705	1,415	—	7,120
Loss (gain) on disposal of equipment	247	(120)	—	127

Operating income	46,127	12,206	—	58,333

Other income (expense):
Interest expense	(17,842)	(15,568)	—	(33,410)
Interest income	—	83	—	83

	(17,842)	(15,485)	—	(33,327)

Income (loss) from operations before income taxes and equity in losses of subsidiaries	28,285	(3,279)	—	25,006
Provision for income taxes	4,103	4,754	—	8,857

	24,182	(8,033)	—	16,149
Equity in losses of subsidiaries	(8,033)	—	8,033	—

Net income (loss)	$16,149	$(8,033)	$8,033	$16,149

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
10. Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Operations
Year Ended September 30, 2005

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$241,467	$306,635	$(6,330)	$541,772
Cost of sales	177,897	269,251	(6,330)	440,818

Gross profit	63,570	37,384	—	100,954

Selling, general and administrative expenses	24,169	16,798	—	40,967
Amortization expense	5,705	1,419	—	7,124
Loss on disposal of equipment	367	586	—	953

Operating income	33,329	18,581	—	51,910

Other income (expense):
Interest expense	(17,767)	(15,652)	—	(33,419)
Interest income	—	13	—	13

	(17,767)	(15,639)	—	(33,406)

Income from operations before income taxes and equity in losses of subsidiaries	15,562	2,942	—	18,504
Provision (credit) for income taxes	(3,784)	7,193	—	3,409

	19,346	(4,251)	—	15,095
Equity in losses of subsidiaries	(4,251)	—	4,251	—

Net income (loss)	$15,095	$(4,251)	$4,251	$15,095

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
10. Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Operations
Year Ended September 30, 2004

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$198,331	$258,266	$(5,655)	$450,942
Cost of sales	144,649	236,130	(5,655)	375,124

Gross profit	53,682	22,136	—	75,818

Selling, general and administrative expenses	13,249	14,125	—	27,374
Amortization expense	5,705	1,416	—	7,121
Loss on disposal of equipment	465	—	—	465

Operating income	34,263	6,595	—	40,858

Other income (expense):
Interest expense	(17,295)	(16,097)	—	(33,392)
Interest income	21	8	—	29

	(17,274)	(16,089)	—	(33,363)

Income (loss) from continuing operations before income taxes and equity in losses of subsidiaries	16,989	(9,494)	—	7,495
Provision (credit) for income taxes	(1,890)	5,771	—	3,881

	18,879	(15,265)	—	3,614
Equity in losses of subsidiaries	(15,624)	—	15,624	—

Income (loss) from continuing operations	3,255	(15,265)	15,624	3,614
Loss from discontinued operations, net of income taxes	—	(359)	—	(359)

Net income (loss)	$3,255	$(15,624)	$15,624	$3,255

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
10. Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2006

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net income (loss)	$16,149	$(8,033)	$8,033	$16,149
Noncash adjustments	12,228	10,964	—	23,192
Changes in operating assets and liabilities	(14,471)	(119)	—	(14,590)

Net cash provided by operating activities	13,906	2,812	8,033	24,751

Investing activities
Investments in and advances to subsidiaries	733	7,300	(8,033)	—
Purchase of property, plant and equipment	(8,003)	(9,800)	—	(17,803)
Other	(94)	(235)	—	(329)

Net cash used in investing activities	(7,364)	(2,735)	(8,033)	(18,132)

Financing activity
Payments on long-term debt and capital
lease obligations	(9,061)	(132)	—	(9,193)

Decrease in cash	(2,519)	(55)	—	(2,574)
Cash (overdraft) at beginning of year	4,952	(1,468)	—	3,484

Cash (overdraft) at end of year	$2,433	$(1,523)	$—	$910

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
10. Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2005

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net income (loss)	$15,095	$(4,251)	$4,251	$15,095
Noncash adjustments	6,637	12,608	—	19,245
Changes in operating assets and liabilities	5,428	(6,181)	—	(753)

Net cash provided by operating activities	27,160	2,176	4,251	33,587

Investing activities
Investments in and advances to subsidiaries	(4,129)	8,380	(4,251)	—
Purchase of property, plant and equipment	(7,678)	(9,894)	—	(17,572)
Other	197	1,055	—	1,252

Net cash used in investing activities	(11,610)	(459)	(4,251)	(16,320)

Financing activities
Proceeds from long-term debt	—	84	—	84
Payments on long-term debt	(12,130)	(1,586)	—	(13,716)
Debt issuance costs	(151)	—	—	(151)

Net cash used in financing activities	(12,281)	(1,502)	—	(13,783)

Increase in cash	3,269	215	—	3,484
Cash (overdraft) at beginning of year	1,683	(1,683)	—	—

Cash (overdraft) at end of year	$4,952	$(1,468)	$—	$3,484

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
10. Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2004

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net income (loss)	$3,255	$(15,624)	$15,624	$3,255
Noncash adjustments	8,792	16,854	—	25,646
Changes in operating assets and liabilities	(11,999)	(14,157)	—	(16,156)

Net cash provided by (used in) operating activities	48	(12,927)	15,624	2,745

Investing activities
Investments in and advances to subsidiaries	(6,749)	22,373	(15,624)	—
Purchase of property, plant and equipment	(3,897)	(8,816)	—	(12,713)
Other	121	409	—	530

Net cash provided by (used in) investing activities	(10,525)	13,966	(15,624)	(12,183)

Financing activities
Proceeds from long-term debt	14,450	—	—	14,450
Payments on long-term debt	(2,366)	(2,646)	—	(5,012)

Net cash provided by (used in) financing activities	12,084	(2,646)	—	9,438

Increase (decrease) in cash	1,607	(1,607)	—	—
Cash (overdraft) at beginning of year	76	(76)	—	—

Cash (overdraft) at end of year	$1,683	$(1,683)	$—	$—

Neenah Foundry Company
Notes to Consolidated Financial Statements (continued)
11. Quarterly Results of Operations (Unaudited)

	Year Ended September 30, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$121,714	$130,513	$147,724	$142,501
Gross profit	19,090	21,219	29,951	29,634
Net income	720	1,057	6,842	7,530

	Year Ended September 30, 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$121,864	$131,527	$145,685	$142,696
Gross profit	19,168	20,460	31,347	30,979
Net income	612	1,175	6,130	7,178

Report of Independent Registered Public Accounting Firm
The Board of Directors
Neenah Foundry Company
We have audited the consolidated financial statements of Neenah Foundry Company as of September 30, 2006 and 2005 (Reorganized Company) and for the years ended September 30, 2006 and 2005 and the period from October 1, 2003 to September 30, 2004 (Reorganized Company) and the portion of October 1, 2003 related to the Predecessor Company’s reorganization gain and have issued our report thereon dated November 3, 2006 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in the index at Item 15(a). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
November 3, 2006

Schedule II
Neenah Foundry Company
Valuation and Qualifying Accounts
Years ended September 30, 2004, 2005, and 2006
(Dollars in Thousands)

	Balance at	Additions
	Beginning	Charged to			Balance at
Description	Of Period	Expense	Deductions		End of Period

Allowance for doubtful accounts receivable:

2004	$2,375	$1,043	$2,276	(A)	$1,142

2005	$1,142	$2,153	$1,202	(A)	$2,093

2006	$2,093	$433	$641	(A)	$1,885

(A) Uncollectible accounts written off, net of recoveries

Reserve for obsolete inventory:

2004	$1,194	$231	$690	(B)	$735

2005	$735	$356	$90	(B)	$1,001

2006	$1,001	$318	$315	(B)	$1,004

(B) Reduction for disposition of inventory

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: December 15, 2006

NEENAH FOUNDRY COMPANY (Registrant)
/s/ Gary W. LaChey
Gary W. LaChey
Corporate Vice President - Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 15, 2006, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ William M. Barrett	/s/ Stephen E. K. Graham

William M. Barrett	Stephen E. K. Graham
President and Chief Executive Officer,	Director
Director (Principal Executive Officer)

/s/ Gary W. LaChey	/s/ Joseph V. Lash

Gary W. LaChey	Joseph V. Lash
Corporate Vice President — Finance and Chief	Director
Financial Officer (Principal Financial and
Principal Accounting Officer)

/s/ Albert E. Ferrara, Jr.	/s/ Jeffrey G. Marshall

Albert E. Ferrara, Jr.	Jeffrey G. Marshall
Director	Director

/s/ David B. Gendell
David B. Gendell
Director

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
     The Company is not required to nor does it intend to furnish an annual report or a proxy statement to its security holders.

NEENAH FOUNDRY COMPANY
(THE “REGISTRANT”)
(COMMISSION FILE NO. 333-28751)
EXHIBIT INDEX
TO
2006 ANNUAL REPORT ON FORM 10-K

Exhibit		Incorporated Herein	Filed
Number	Description	By Reference To	Herewith

2.1	Disclosure Statement for Pre-Petition of Votes with respect to the Prepackaged Joint Plan of Reorganization of ACP Holding Company, NFC Castings, Inc., and Neenah Foundry Company	Exhibit T3E-1 to application for qualification of indenture on Form T-3 filed 7/1/03 (File No. 022-28687)

2.2	Prepackaged Joint Plan of Reorganization of ACP Holding Company, NFC Castings, Inc. Neenah Foundry Company and Certain of its Subsidiaries under Chapter 11 of the United States Bankruptcy Code	Exhibit T3E-2 to application for qualification of indenture on Form T-3 filed 7/1/03 (File No. 022-28687)

3.1	Amended and Restated Certificate [Articles] of Incorporation of Neenah Foundry Company	Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (the “2005 Form 10-K”)

3.2	Third Amended and Restated Certificate of Incorporation of ACP Holding Company	Exhibit 3.2 to 2005 Form 10-K

3.3	Amended and Restated Certificate of Incorporation of NFC Castings, Inc.	Exhibit 3.3 to 2005 Form 10-K

3.4	Amended and Restated Certificate of Incorporation of Advanced Cast Products, Inc.	Exhibit 3.2 to Amendment No. 1 to the Registrant’s Form S-4 Registration Statement (File No. 333-111008) filed on January 28, 2004 (the “1/28/04 S-4 Amendment”)

3.5	Amended and Restated Articles of Incorporation of Dalton Corporation	Exhibit 3.3 to the 1/28/04 S-4 Amendment

Exhibit		Incorporated Herein	Filed
Number	Description	By Reference To	Herewith

3.6	Certificate [Articles] of Incorporation of Dalton Corporation, Warsaw Manufacturing Facility	Exhibit 3.4 to the 1/28/04 S-4 Amendment

3.7	Amended and Restated Articles of Incorporation of Dalton Corporation, Stryker Machining Facility Co.		X

3.8	Articles of Incorporation of Dalton Corporation, Ashland Manufacturing Facility	Exhibit 3.6 to the 1/28/04 S-4 Amendment

3.9	Articles of Incorporation of Dalton Corporation, Kendallville Manufacturing Facility	Exhibit 3.7 to the 1/28/04 S-4 Amendment

3.10	Articles of Incorporation of Deeter Foundry, Inc.	Exhibit 3.8 to the 1/28/04 S-4 Amendment

3.11	Articles of Incorporation of Gregg Industries, Inc.	Exhibit 3.9 to the 1/28/04 S-4 Amendment

3.12	Articles of Incorporation of A & M Specialties, Inc.	Exhibit 3.10 to the 1/28/04 S-4 Amendment

3.13	Restated Articles of Incorporation of Neenah Transport, Inc.	Exhibit 3.11 to the 1/28/04 S-4 Amendment

3.14	Restated Articles of Incorporation of Cast Alloys, Inc.	Exhibit 3.12 to the 1/28/04 S-4 Amendment

3.15	[Reserved]

3.16	[Reserved]

3.17	Certificate of Incorporation of Mercer Forge Corporation	Exhibit 3.17 to 2005 Form 10-K

3.18	Amended and Restated Bylaws of ACP Holding Company		X

Exhibit		Incorporated Herein	Filed
Number	Description	By Reference To	Herewith

3.19	Amended Bylaws of NFC Castings, Inc.	Exhibit 3.19 to 2005 Form 10-K

3.20	Amended Bylaws of Neenah Foundry Company	Exhibit 3.15 to the 1/28/04 S-4 Amendment

3.21	Bylaws of Advanced Cast Products, Inc.	Exhibit 3.16 to the 1/28/04 S-4 Amendment

3.22	Amended and Restated Bylaws of Dalton Corporation		X

3.23	Amended Code of Bylaws of Dalton Corporation, Warsaw Manufacturing Facility	Exhibit 3.18 to the 1/28/04 S-4 Amendment

3.24	Code of Regulations of Dalton Corporation, Stryker Machining Facility Co.	Exhibit 3.19 to the 1/28/04 S-4 Amendment

3.24(a)	Amendment to Code of Regulations of Dalton Corporation, Stryker Machining Facility Co.		X

3.25	Amended and Restated Code of Regulations of Dalton Corporation, Ashland Manufacturing Facility	Exhibit 3.20 to the 1/28/04 S-4 Amendment

3.25(a)	Amendment to Amended and Restated Code of Regulations of Dalton Corporation, Ashland Manufacturing Facility		X

3.26	Amended Code of Bylaws of Dalton Corporation, Kendallville Manufacturing Facility	Exhibit 3.21 to the 1/28/04 S-4 Amendment

3.26(a)	Amendment to Amended Code of Bylaws of Dalton Corporation, Kendallville Manufacturing Facility		X

Exhibit		Incorporated Herein	Filed
Number	Description	By Reference To	Herewith

3.27	Bylaws of Deeter Foundry, Inc.	Exhibit 3.22 to the 1/28/04 S-4 Amendment

3.27(a)	Amendment to Bylaws of Deeter Foundry, Inc.		X

3.28	Bylaws of Gregg Industries, Inc.	Exhibit 3.23 to the 1/28/04 S-4 Amendment

3.28(a)	Amendment to Bylaws of Gregg Industries, Inc.		X

3.29	Amended A & M Specialties, Inc. Bylaws	Exhibit 3.24 to the 1/28/04 S-4 Amendment

3.30	Amended and Restated Neenah Transport, Inc. Bylaws		X

3.31	Bylaws of Cast Alloys, Inc.	Exhibit 3.26 to the 1/28/04 S-4 Amendment

3.31(a)	Amendment to Bylaws of Cast Alloys, Inc.		X

3.32	[Reserved]

3.33	Bylaws of Mercer Forge Corporation	Exhibit 3.33 to 2005 Form 10-K

4.1	Warrant Agreement, dated October 8, by and between ACP Holding Company and the Bank of New York as warrant agent	Exhibit 10.4 hereto

4.2	Stockholders Agreement, dated October 8, 2003, by and among ACP Holding Company, the Standby Purchasers, the Executives and Directors (as such terms are defined therein), which terminated on May 25, 2006	Exhibit 10.5 to the Form S-4 (as defined at Exhibit 10.3 below)

Exhibit		Incorporated Herein	Filed
Number	Description	By Reference To	Herewith

4.3	Indenture by and among Neenah Foundry Company, the guarantors named therein, and the Bank of New York, as Trustee, dated October 8, 2003, for the 13% Senior Subordinated Notes due 2013	Exhibit 10.7 hereto

4.3(a)	Supplemental Indenture, dated as of May 23, 2006, to the Indenture dated October 8, 2003, for the 13% Senior Subordinated Notes due 2013, among Neenah Foundry Company, the guarantors named therein, and the Bank of New York, as Trustee	Exhibit 10.7(a) hereto

4.4	Form of Note for the 13% Senior Subordinated Notes due 2013	Exhibit 10.8 hereto

4.5	Indenture by and among Neenah Foundry Company, the guarantors named therein and The Bank of New York, as Trustee, dated October 8, 2003, for the 11% Senior Secured Notes due 2010	Exhibit 10.21 hereto

4.5(a)	Supplemental Indenture, dated as of May 23, 2006, to the Indenture dated October 8, 2003, for the 11% Senior Secured Notes due 2010, among Neenah Foundry Company, the guarantors named therein, and the Bank of New York, as Trustee	Exhibit 10.21(a) hereto

4.6	Form of Note for the 11% Senior Secured Notes due 2010	Exhibit 10.22 hereto

10.1	Loan and Security Agreement, dated October 8, 2003, by and among Neenah Foundry Company, its subsidiaries party thereto, the various lenders party thereto and Fleet Capital Corporation, as agent	Exhibit 10.1 to the 1/28/04 S-4 Amendment

Exhibit		Incorporated Herein	Filed
Number	Description	By Reference To	Herewith

10.2	Amendment No. 1, dated as of July 28, 2005, to Loan and Security Agreement, dated as of October 8, 2003, by and among Neenah Foundry Company, its subsidiaries party thereto, the various lenders party thereto and Fleet Capital Corporation, as agent	Exhibit 10.1 to the Registrant’s Form 8-K dated July 28, 2005

10.2(a)	Amendment No. 2, dated as of December 9, 2005, to Loan and Security Agreement, dated as of October 8, 2003, by and among Neenah Foundry Company, its subsidiaries party thereto, the various lenders party thereto and Fleet Capital Corporation, as agent	Exhibit 10.2(a) to 2005 Form 10-K

10.2(b)	Amendment No. 3, dated as of May 19, 2006, to Loan and Security Agreement, dated as of October 8, 2003, by and among Neenah Foundry Company, its subsidiaries party thereto, the various lenders party thereto and Fleet Capital Corporation, as agent	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 19, 2006

10.2(c)	Amendment No. 4, dated as of July 31, 2006, to Loan and Security Agreement, dated as of October 8, 2003, by and among Neenah Foundry Company, its subsidiaries party thereto, the various lenders party thereto and Fleet Capital Corporation, as agent		X

Exhibit		Incorporated Herein	Filed
Number	Description	By Reference To	Herewith

10.2(d)	Amendment No. 5, dated as of August 31, 2006, to Loan and Security Agreement, dated as of October 8, 2003, by and among Neenah Foundry Company, its subsidiaries party thereto, the various lenders party thereto and Fleet Capital Corporation, as agent		X

10.3	Subscription Agreement, dated as of October 7, 2003, by and among ACP Holding Company, Neenah Foundry Company, the subsidiary Guarantors named therein and the Investors as defined therein	Exhibit 10.2 to the Registrant’s Form S-4 Registration Statement (File No. 333-111008) filed on December 8, 2003 (the “Form S-4”)

10.4	Warrant Agreement, dated October 8, 2003, by and between ACP Holding Company and the Bank of New York as warrant agent	Exhibit 10.4 to 2005 Form 10-K

10.5	Registration Rights Agreement, dated October 8, 2003, by and between ACP Holding Company and the initial holders	Exhibit 10.4 to the 1/28/04 S-4 Amendment

10.6	Letter Agreement, dated May 18, 2006	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 19, 2006

10.7	Indenture by and among Neenah Foundry Company, the guarantors named therein, and the Bank of New York, as Trustee, dated October 8, 2003, for the 13% Senior Subordinated Notes due 2013	Exhibit 10.6 to the Form S-4

10.7(a)	Supplemental Indenture, dated as of May 23, 2006, to the Indenture dated October 8, 2003, for the 13%	Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 19, 2006

Exhibit		Incorporated Herein	Filed
Number	Description	By Reference To	Herewith

Senior Subordinated Notes due 2013, among Neenah Foundry Company, the guarantors named therein, and the Bank of New York, as Trustee

10.8	Form of Note for the 13% Senior Subordinated Notes due 2013	Exhibit 10.6 to the Form S-4

10.9	Registration Rights Agreement, dated October 8, 2003, by and among ACP Holding Company and the parties named therein for the 13% Senior Subordinated Noted due 2013	Exhibit 10.8 to the Form S-4

10.10*	Form of Amendment to the Employment Agreements and Restricted Grants listed in Exhibits 10.10(a) through 10.18	Exhibit 10.10 to 2005 Form 10-K

10.10(a)*	Employment Agreement and Restricted Stock Grant by and among Neenah Foundry Company, ACP Holding Company and John Andrews	Exhibit 10.9 to the 1/28/04 S-4 Amendment

10.11*	Employment Agreement and Restricted Stock Grant by and among Neenah Foundry Company, ACP Holding Company and William M. Barrett	Exhibit 10.10 to the 1/28/04 S-4 Amendment

10.12*	Employment Agreement and Restricted Stock Grant by and among Dalton Corporation, ACP Holding Company and Joseph L. DeRita	Exhibit 10.11 to the 1/28/04 S-4 Amendment

10.13*	Employment Agreement and Restricted Stock Grant by and among Neenah Foundry Company, ACP Holding Company and Frank C. Headington	Exhibit 10.12 to the 1/28/04 S-4 Amendment

Exhibit		Incorporated Herein	Filed
Number	Description	By Reference To	Herewith

10.14*	Employment Agreement and Restricted Stock Grant by and among Neenah Foundry Company, ACP Holding Company and Timothy Koller	Exhibit 10.13 to the 1/28/04 S-4 Amendment

10.15*	Employment Agreement and Restricted Stock Grant by and among Neenah Foundry Company, ACP Holding Company and Gary W. LaChey	Exhibit 10.14 to the 1/28/04 S-4 Amendment

10.16*	Employment Agreement and Restricted Stock Grant by and among Neenah Foundry Company, ACP Holding Company and William Martin	Exhibit 10.15 to the 1/28/04 S-4 Amendment

10.17*	Employment Agreement and Restricted Stock Grant by and among Dalton Corporation, ACP Holding Company and Steve Shaffer	Exhibit 10.16 to the 1/28/04 S-4 Amendment

10.18*	Employment Agreement and Restricted Stock Grant by and among Neenah Foundry Company, ACP Holding Company and Joseph Varkoly	Exhibit 10.17 to the 1/28/04 S-4 Amendment

10.19*	Neenah Foundry Company 2003 Management Annual Incentive Plan	Exhibit 10.18 to the Form S-4

10.19(a)*	Summary of Amendment to Neenah Foundry Company 2003 Management Annual Incentive Plan	Exhibit 10.19(a) to 2005 Form 10-K

10.20*	Neenah Foundry Company 2003 Severance and Change of Control Plan	Exhibit 10.19 to the Form S-4

Exhibit		Incorporated Herein	Filed
Number	Description	By Reference To	Herewith

10.21	Indenture by and among Neenah Foundry Company, the guarantors named therein and The Bank of New York, as Trustee, dated October 8, 2003, for the 11% Senior Secured Notes due 2010	Exhibit 4.1 to the Form S-4

10.21(a)	Supplemental Indenture, dated as of May 23, 2006, to the Indenture dated October 8, 2003, for the 11% Senior Secured Notes due 2010, among Neenah Foundry Company, the guarantors named therein, and the Bank of New York, as Trustee	Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 19, 2006

10.22	Form of Note for the 11% Senior Secured Notes due 2010	Exhibit 4.1 to the Form S-4

10.23	Lien Subordination Agreement, dated October 8, 2003, by and among Fleet Capital Corporation, Neenah Foundry Company, the subsidiaries named therein, NFC Castings, Inc. and The Bank of New York as Trustee on behalf of the Noteholders under the Indenture governing the 11% Senior Secured Notes due 2010	Exhibit 4.3 to the Form S-4

10.24	Registration Rights Agreement, dated October 8, 2003, by and among Neenah Foundry Company, the Guarantors named therein and The Bank of New York as Trustee for the 11% Senior Secured Notes due 2010	Exhibit 4.4 to the Form S-4

10.25	Subordinated Security Agreement, dated October 8, 2003, by Neenah Foundry Company and the guarantors named therein in favor of The	Exhibit 4.5 to the Form S-4

Exhibit		Incorporated Herein	Filed
Number	Description	By Reference To	Herewith

Bank of New York as Trustee for the Noteholders under the Indenture governing the 11% Senior Secured Noted due 2010

10.26	Subordinated Pledge Agreement, dated October 8, 2003, by Dalton Corporation in favor of The Bank of New York as Trustee for the Noteholders under the Indenture governing the 11% Senior Secured Notes due 2010.	Exhibit 4.6 to the Form S-4

10.27	Subordinated Pledge Agreement, dated October 8, 2003, by Mercer Forge Corporation in favor of The Bank of New York as Trustee for the Noteholders under the Indenture governing the 11% Senior Secured Notes due 2010	Exhibit 4.7 to the Form S-4

10.28	Subordinated Copyright, Patent, Trademark and License Mortgage, dated October 8, 2003, by Neenah Foundry Company in favor of The Bank of New York as Trustee for the Noteholders under the Indenture governing the 11% Senior Secured Notes due 2010	Exhibit 4.8 to the Form S-4

10.29	Subordinated Copyright, Patent, Trademark and License Mortgage, dated October 8, 2003, by Advanced Cast Products, Inc. in favor of The Bank of New York as Trustee for the Noteholders under the Indenture governing the 11% Senior Secured Notes due 2010	Exhibit 4.9 to the Form S-4

10.30	Subordinated Copyright, Patent, Trademark and License	Exhibit 4.10 to the Form S-4

Exhibit		Incorporated Herein	Filed
Number	Description	By Reference To	Herewith

Mortgage, dated October 8, 2003, by Peerless Corporation in favor of The Bank of New York as Trustee for the Noteholders under the Indenture governing the 11% Senior Secured Notes due 2010

10.31	Subordinated Pledge Agreement, dated October 8, 2003, by Neenah Foundry Company in favor of The Bank of New York as Trustee for the Noteholders under the Indenture governing the 11% Senior Securities due 2010	Exhibit 4.11 to the Form S-4

10.32	Subordinated Pledge Agreement, dated October 8, 2003, by Advanced Cast Products, Inc. in favor of The Bank of New York as Trustee for the Noteholders under the Indenture governing the 11% Senior Securities due 2010	Exhibit 4.12 to the Form S-4

10.33*	2003 Management Equity Incentive Plan	Exhibit 10.33 to 2005 Form 10-K

12.1	Ratio of Earnings to Fixed Charges		X

21	Subsidiaries of Neenah Foundry Company		X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)		X

Exhibit		Incorporated Herein	Filed
Number	Description	By Reference To	Herewith

or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Chief Executive and Chief Financial Officers’ certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

99.1	Securities Purchase Agreement, dated as of May 19, 2006	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated May 19, 2006

99.2	Stock Purchase Agreement, dated as of May 19, 2006	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated May 19, 2006

99.3	Transfer Notice, dated as of May 19, 2006	Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated May 19, 2006

99.4	Response Letter, dated May 22, 2006	Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated May 19, 2006

*	Denotes management contract or executive compensation plan or arrangement.