Form 10-Q
period 2006-12-31
NEENAH FOUNDRY CO
filed 2007-02-13
CIK 1040599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 333-28751
NEENAH FOUNDRY COMPANY
(Exact name of registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	39-1580331 (IRS Employer ID Number)

2121 Brooks Avenue, P.O. Box 729, Neenah, Wisconsin (Address of principal executive offices)	54957 (Zip Code)
(920) 725-7000
(Registrant’s telephone number, including area code)
None
(Former name, former address and former
fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated flier, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated Filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑           No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
On January 31, 2007, the registrant had 1,000 shares of Common Stock, par value $100 per share, outstanding, all of which were owned by NFC Castings, Inc., a wholly owned subsidiary of ACP Holding Company.

NEENAH FOUNDRY COMPANY
Form 10-Q Index
For the Quarter Ended December 31, 2006

NEENAH FOUNDRY COMPANY
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	September 30,
	2006	2006(1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,021	$910
Restricted cash	25,280	—
Accounts receivable, net	64,065	85,161
Inventories	65,494	61,847
Deferred income taxes	2,697	2,697
Refundable income taxes	6,217	—
Other current assets	6,214	7,425

Total current assets	183,988	158,040

Property, plant and equipment	140,487	131,710
Less accumulated depreciation	38,070	34,832

	102,417	96,878

Deferred financing costs, net	3,031	1,695
Identifiable intangible assets, net	60,292	62,072
Goodwill	86,699	86,699
Other assets	5,321	5,536

	$441,748	$410,920

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$23,314	$29,766
Income taxes payable	—	2,550
Accrued wages and employee benefits	10,028	13,713
Accrued interest	416	7,157
Other accrued liabilities	3,833	2,924
Current portion of long-term debt	25,000	27,750
Current portion of capital lease obligations	161	161

Total current liabilities	62,752	84,021

Long-term debt	300,000	236,445
Capital lease obligations	1,430	1,060
Deferred income taxes	26,931	26,931
Postretirement benefit obligations	10,180	10,141
Other liabilities	13,601	13,136

Total liabilities	414,894	371,734

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $100 per share — authorized, issued and outstanding 1,000 shares	100	100
Capital in excess of par value	5,429	5,429
Retained earnings	22,167	34,499
Accumulated other comprehensive loss	(842)	(842)

Total stockholder’s equity	26,854	39,186

	$441,748	$410,920

See notes to condensed consolidated financial statements.
(1)	The balance sheet as of September 30, 2006 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

NEENAH FOUNDRY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended
	December 31,
	2006	2005
Net sales	$117,342	$121,714
Cost of sales	98,717	102,624

Gross profit	18,625	19,090
Selling, general and administrative expenses	8,442	7,959
Amortization of intangible assets	1,780	1,780
Gain on disposal of equipment	(39)	(5)
Debt refinancing costs	20,429	—

Total operating expenses	30,612	9,734

Operating income (loss)	(11,987)	9,356
Net interest expense	(8,223)	(8,225)

Income (loss) before income taxes	(20,210)	1,131
Income tax provision (benefit)	(7,878)	411

Net income (loss)	$(12,332)	$720

See notes to condensed consolidated financial statements.

NEENAH FOUNDRY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	December 31,
	2006	2005
Operating activities
Net income (loss)	$(12,332)	$720
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,100	4,984
Amortization of deferred financing costs and discount on notes	519	520
Write-off of deferred financing costs and discount on notes	7,512	—
Changes in operating assets and liabilities	(11,297)	(10,530)

Net cash used in operating activities	(10,498)	(4,306)
Investing activities
Purchase of property, plant and equipment	(8,448)	(3,405)
Increase in restricted cash	(25,280)	—

Net cash used in investing activities	(33,728)	(3,405)
Financing activities
Net change in revolver balance	(24,595)	4,924
Proceeds from long-term debt	300,000	94
Payments on long-term debt and capital lease obligations	(202,120)	(791)
Payment of tender premium	(12,917)	—
Debt issuance costs	(3,031)	—

Net cash provided by financing activities	57,337	4,227

Increase (decrease) in cash and cash equivalents	13,111	(3,484)
Cash and cash equivalents at beginning of period	910	3,484

Cash and cash equivalents at end of period	$14,021	$—

See notes to condensed consolidated financial statements.

NEENAH FOUNDRY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah Foundry Company’s Annual Report on Form 10-K for the year ended September 30, 2006.
Note 2 — Inventories
The components of inventories are as follows:

	December 31,	September 30,
	2006	2006
Raw materials	$9,728	$7,857
Work in process and finished goods	39,836	38,437
Supplies	15,930	15,553

	$65,494	$61,847

Note 3 — Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact FIN 48 will have on its financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” and SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amendments retain most of the existing measurement and disclosure guidance and will not change the amounts recognized in the Company’s statement of operations. SFAS No. 158 requires companies to recognize a net asset or liability with an offset to equity, by which the defined benefit post-retirement obligation is over- or under-funded. SFAS No. 158 requires prospective application, and the recognition and disclosure requirements will be effective for the Company’s fiscal year ending September 30, 2007. The Company is currently evaluating the impact SFAS No. 158 will have on its consolidated balance sheets.

Note 4 — Employee Benefit Plans
Components of Net Periodic Benefit Cost
The Company has five defined-benefit pension plans covering the majority of its hourly employees and also sponsors unfunded defined benefit postretirement health care plans covering substantially all salaried and hourly employees and their dependents. Components of net periodic benefit costs are as follows for the three months ended December 31, 2006 and 2005 (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
	2006	2005	2006	2005
Service cost	$381	$668	$50	$68
Interest cost	788	1,051	75	160
Expected return on plan assets	(939)	(1,140)	—	—
Amortization of prior service credit	7	—	(13)	(10)
Recognized net actuarial loss (gain)	—	5	(51)	(108)

Net periodic benefit cost	$237	$584	$61	$110

Employer Contributions
For the three months ended December 31, 2006, $265 of contributions have been made to the defined-benefit pension plans. The Company presently anticipates contributing an additional $2,461 to fund its pension plans in fiscal 2007 for a total of $2,726.
Note 5 — Refinancing Transactions
On December 29, 2006, the Company repaid its outstanding indebtedness under its then existing credit facility, repurchased all $133,130 of its outstanding 11% Senior Secured Notes due 2010 through an issuer tender offer, retired $75,000 of its outstanding 13% Senior Subordinated Notes due 2013 (the “13% Notes”) by exchanging them for $75,000 of new 12 1/2% Senior Subordinated Notes due 2013 (the “12 1/2% Notes”) in a private transaction, and issued a notice to redeem the remaining $25,000 of 13% Notes that remained outstanding after the initial exchange period. At December 31, 2006, funds to redeem the $25 million of 13% Notes, plus accrued interest, were held in a restricted cash account deposited with a trustee. Those remaining 13% Notes were redeemed on February 2, 2007. To fund these payments and to provide cash for capital expenditures, ongoing working capital requirements and general corporate purposes, the Company (a) issued $225,000 of new 9 1/2% Senior Secured Notes due 2017 (the “9 1/2% Notes”) and the $75,000 of 12 1/2% Notes and (b) entered into an amended and restated credit facility providing for borrowings in an amount up to $100,000.
The 2006 Credit Facility provides for borrowings in an amount up to $100,000 and includes a provision permitting the Company from time to time to request increases (subject to the lenders’ consent) in the aggregate amount by up to $10,000 with the increases to be funded through additional commitments from existing lenders or new commitments from financial institutions acceptable to the current lenders. It matures on December 31, 2011. Outstanding borrowings bear interest at rates based on the lenders’ Base Rate, as defined in the 2006 Credit Facility, or, if elected by the Company, at an adjusted rate based on LIBOR. Availability under the 2006 Credit Facility is subject to customary conditions and is limited by the Company’s borrowing base determined by the amount of accounts receivable, inventory and casting patterns and core boxes. At December 31, 2006, the Company had no borrowings and had remaining availability of $85,327 under the 2006 Credit Facility.
Obligations under the 2006 Credit Facility are secured by first priority liens, subject to customary restrictions, in the Company’s accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing, and by second priority liens (junior to the liens securing the 9 1/2% Notes) on substantially all of the Company’s remaining assets.
The 2006 Credit Facility requires the Company to observe certain customary conditions, affirmative covenants and negative covenants including financial covenants and it requires the Company to maintain a specified minimum interest coverage ratio or fixed charge coverage ratio whenever the unused availability is less than $15,000.
The $225,000 of outstanding 9 1/2% Notes will mature on January 1, 2017. The 9 1/2% Notes are secured by first-priority liens on substantially all of the Company’s assets (other than accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing) and by second-priority liens, junior to the liens for the benefit of the lenders under the 2006 Credit Facility, on the Company’s and the guarantors’ accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing. Interest on the 9 1/2% Notes is payable on a semi-annual basis.

The $75,000 of outstanding 12 1/2% Notes will mature on September 30, 2013. The obligations under the 12 1/2% Notes are senior to the Company’s subordinated unsecured indebtedness, if any, and are subordinate to the 2006 Credit Facility and the 9 1/2% Notes. Interest on the 12 1/2% Notes is payable on a semi-annual basis. Not less than five percent (500 basis points) of the interest on the 12 1/2% Notes must be paid in cash and the remainder (up to 7 1/2% or 750 basis points) of the interest may be deferred and compounded.
The 9 1/2% Notes and the 12 1/2% Notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business.
As a result of the refinancing transactions discussed above, the Company incurred $20,429 of debt refinancing costs in the three months ended December 31, 2006. This amount consisted of a $12,917 tender premium paid to repurchase the 11% Senior Secured Notes due 2010, $5,940 to write off the unamortized portion of discount on the 11% Senior Secured Notes and $1,572 to write off the unamortized portion of deferred financing costs on the old indebtedness.
Note 6 — Guarantor Subsidiaries
The following tables present condensed consolidating financial information as of December 31, 2006 and September 30, 2006 and for the three months ended December 31, 2006 and 2005 for: (a) Neenah Foundry Company (“Neenah”) and (b) on a combined basis, the guarantors of the 9 1/2% Notes due 2017 and 12 1/2% Notes due 2013, which include all of the wholly owned subsidiaries of Neenah (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.
Condensed Consolidating Balance Sheet
December 31, 2006

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$15,362	$(1,341)	$—	$14,021
Restricted cash	25,280	—	—	25,280
Accounts receivable, net	28,595	35,470	—	64,065
Inventories	24,777	40,717	—	65,494
Deferred income taxes	4,169	(1,472)	—	2,697
Refundable income taxes	6,240	(23)	—	6,217
Other current assets	4,203	2,011	—	6,214

Total current assets	108,626	75,362	—	183,988
Investments in and advances to subsidiaries	108,226	—	(108,226)	—
Property, plant and equipment, net	45,795	56,622	—	102,417
Deferred financing costs and identifiable intangible assets, net	47,444	15,879	—	63,323
Goodwill	86,699	—	—	86,699
Other assets	1,952	3,369	—	5,321

	$398,742	$151,232	$(108,226)	$441,748

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$7,449	$15,865	$—	$23,314
Net intercompany payable	—	86,582	(86,582)	—
Accrued liabilities	6,376	7,901	—	14,277
Current portion of long-term debt	25,000	161	—	25,161

Total current liabilities	38,825	110,509	(86,582)	62,752
Long-term debt	300,000	1,430	—	301,430
Deferred income taxes	16,640	10,291	—	26,931
Postretirement benefit obligations	10,180	—	—	10,180
Other liabilities	6,243	7,358	—	13,601
Stockholder’s equity	26,854	21,644	(21,644)	26,854

	$398,742	$151,232	$(108,226)	$441,748

Note 6 — Guarantor Subsidiaries (continued)
Condensed Consolidating Balance Sheet
September 30, 2006

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash	$2,433	$(1,523)	$—	$910
Accounts receivable, net	43,452	41,709	—	85,161
Inventories	22,990	38,857	—	61,847
Deferred income taxes	4,169	(1,472)	—	2,697
Other current assets	4,930	2,495	—	7,425

Total current assets	77,974	80,066	—	158,040
Investments in and advances to subsidiaries	115,243	—	(115,243)	—
Property, plant and equipment, net	41,183	55,695	—	96,878
Deferred financing costs and identifiable intangible assets, net	47,534	16,233	—	63,767
Goodwill, net	86,699	—	—	86,699
Other assets	1,952	3,584	—	5,536

	$370,585	$155,578	$(115,243)	$410,920

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$10,147	$19,619	$—	$29,766
Net intercompany payable	—	89,207	(89,207)	—
Income taxes payable	2,550	—	—	2,550
Accrued liabilities	14,657	9,137	—	23,794
Current portion of long-term debt	27,750	161	—	27,911

Total current liabilities	55,104	118,124	(89,207)	84,021
Long-term debt	236,445	1,060	—	237,505
Deferred income taxes	23,740	3,191	—	26,931
Postretirement benefit obligations	10,141	—	—	10,141
Other liabilities	5,969	7,167	—	13,136
Stockholder’s equity	39,186	26,036	(26,036)	39,186

	$370,585	$155,578	$(115,243)	$410,920

Note 6 — Guarantor Subsidiaries (continued)
Condensed Consolidating Statement of Operations
Three months ended December 31, 2006

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$55,173	$63,786	$(1,617)	$117,342
Cost of sales	40,828	59,506	(1,617)	98,717

Gross profit	14,345	4,280	—	18,625
Selling, general and administrative expenses	4,221	4,221	—	8,442
Amortization of intangible assets	1,426	354	—	1,780
Gain on disposal of equipment	(5)	(34)	—	(39)
Debt refinancing costs	20,429	—	—	20,429

Operating loss	(11,726)	(261)	—	(11,987)
Net interest expense	(4,107)	(4,116)	—	(8,223)

Loss before income taxes and equity in loss of subsidiaries	(15,833)	(4,377)	—	(20,210)
Income tax benefit	(6,172)	(1,706)	—	(7,878)

	(9,661)	(2,671)	—	(12,332)
Equity in loss of subsidiaries	(2,671)	—	2,671	—

Net loss	$(12,332)	$(2,671)	$2,671	$(12,332)

Condensed Consolidating Statement of Operations
Three months ended December 31, 2005

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$52,373	$70,886	$(1,545)	$121,714
Cost of sales	39,489	64,680	(1,545)	102,624

Gross profit	12,884	6,206	—	19,090
Selling, general and administrative expenses	4,105	3,854	—	7,959
Amortization of intangible assets	1,426	354	—	1,780
Loss (gain) on disposal of equipment	(6)	1	—	(5)

Operating income	7,359	1,997	—	9,356
Net interest expense	(4,353)	(3,872)	—	(8,225)

Income (loss) before income taxes and equity in loss of subsidiaries	3,006	(1,875)	—	1,131
Income tax provision (benefit)	1,093	(682)	—	411

	1,913	(1,193)	—	720
Equity in loss of subsidiaries	(1,193)	—	1,193	—

Net income (loss)	$720	$(1,193)	$1,193	$720

Note 6 — Guarantor Subsidiaries (continued)
Condensed Consolidating Statement of Cash Flows
Three months ended December 31, 2006

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net loss	$(12,332)	$(2,671)	$2,671	$(12,332)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,311	2,789	—	5,100
Amortization of deferred financing costs and discount on notes	519	—	—	519
Write-off of deferred financing costs and discount on notes	7,512	—	—	7,512
Changes in operating assets and liabilities	(18,699)	7,402	—	(11,297)

Net cash provided by (used in) operating activities	(20,689)	7,520	2,671	(10,498)
Investing activities
Investments in and advances to subsidiaries	7,017	(4,346)	(2,671)	—
Purchase of property, plant and equipment	(5,497)	(2,951)	—	(8,448)
Increase in restricted cash	(25,280)	—	—	(25,280)

Net cash provided by (used in) investing activities	(23,760)	(7,297)	(2,671)	(33,728)
Financing activities
Net change in revolver balance	(24,595)	—	—	(24,595)
Proceeds from long-term debt	300,000	—	—	300,000
Payments on long-term debt and capital lease obligations	(202,079)	(41)	—	(202,120)
Payment of tender premium	(12,917)	—	—	(12,917)
Debt issuance costs	(3,031)	—	—	(3,031)

Net cash provided by financing activities	57,378	(41)	—	57,337

Increase in cash and cash equivalents	12,929	182	—	13,111
Cash and cash equivalents at beginning of period	2,433	(1,523)	—	910

Cash and cash equivalents at end of period	$15,362	$(1,341)	$—	$14,021

Note 6 — Guarantor Subsidiaries (continued)
Condensed Consolidating Statement of Cash Flows
Three months ended December 31, 2005

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net income (loss)	$720	$(1,193)	$1,193	$720
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,167	2,817	—	4,984
Amortization of deferred financing costs and discount on notes	520	—	—	520
Changes in operating assets and liabilities	(13,680)	3,150	—	(10,530)

Net cash provided by (used in) operating activities	(10,273)	4,774	1,193	(4,306)
Investing activities
Investments in and advances to subsidiaries	2,262	(1,069)	(1,193)	—
Purchase of property, plant and equipment	(1,423)	(1,982)	—	(3,405)

Net cash provided by (used in) investing activities	839	(3,051)	(1,193)	(3,405)
Financing activities
Net change in revolver balance	4,924		—	4,924
Proceeds from long-term debt	—	94		94
Payments on long-term debt and capital lease obligations	(789)	(2)	—	(791)

Net cash provided by financing activities	4,135	92	—	4,227

Increase (decrease) in cash	(5,299)	1,815	—	(3,484)
Cash at beginning of period	4,952	(1,468)	—	3,484

Cash at end of period	$(347)	$347	$—	$—

Note 7 — Segment Information
The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells gray and ductile iron castings for the industrial and municipal markets, while the Forgings segment manufactures and sells forged components for the industrial market. The Other segment includes machining operations and freight hauling.
The Company evaluates performance and allocates resources based on the operating income before depreciation and amortization charges of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K. Intersegment sales and transfers are recorded at cost plus a share of operating profit. The following segment information is presented for continuing operations:

	Three months ended
	December 31,
	2006	2005
Revenues from external customers:
Castings	$105,677	$109,078
Forgings	10,066	9,906
Other	3,424	5,292
Elimination of intersegment revenues	(1,825)	(2,562)

	$117,342	$121,714

Net income (loss)
Castings	$(17,027)	$(1,435)
Forgings	331	(196)
Other	(20)	472
Elimination of intersegment loss	4,384	1,879

	$(12,332)	$720

	December 31,	September 30,
	2006	2006
Total assets:
Castings	$502,131	$472,760
Forgings	5,785	6,399
Other	10,927	10,285
Elimination of intersegment assets	(77,095)	(78,524)

	$441,748	$410,920

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
In addition to historical information, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report include some “forward-looking statements” that involve risks and uncertainties that could cause our actual results to differ materially from those currently anticipated. Forward-looking statements give our current expectations or forecasts of future events. The words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Factors that could cause our results to differ materially from current expectations include material disruptions to the major industries we serve; continued price fluctuations in the scrap metal market; regulatory restrictions or requirements; developments affecting the valuation or prospects of the casting and forging industries generally or our business in particular; the outcome of legal proceedings in which we are involved; and other factors described or referenced in our Form 10-K for the year ended September 30, 2006 or subsequent SEC filings. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward- looking statements after the date of this document.
Recent Developments
Refinancing Transactions. On December 29, 2006, we repaid our outstanding indebtedness under our then existing credit facility, repurchased all $133.1 million of our outstanding 11% Senior Secured Notes due 2010 through an issuer tender offer, retired $75 million of our outstanding 13% Senior Subordinated Notes due 2013 (the “13% Notes”) by exchanging them for $75 million of our new 12 1/2% Senior Subordinated Notes due 2013 (the “12 1/2% Notes”) in a private transaction, and called for redemption all $25 million of our 13% Notes that remained outstanding after the exchange for 12 1/2% Notes. At December 31, 2006, funds to redeem the $25 million of 13% Notes, plus accrued interest, were held in a restricted cash account deposited with a trustee and reflected on our December 31, 2006 balance sheet as “Restricted cash;” the $25 million of 13% Notes are reflected on the December 31, 2006 balance sheet as “Current portion of long-term debt.” Those remaining 13% Notes were redeemed on February 2, 2007. To fund these payments and to provide cash for our capital expenditures, ongoing working capital requirements and general corporate purposes, we (a) issued $225 million of new 9 1/2% Senior Secured Notes due 2017 (the “9 1/2% Notes”) and the $75 million of 12 1/2% Notes and (b) entered into an amended and restated credit facility (the “2006 Credit Facility”) providing for borrowings in an amount up to $100.0 million. We refer to these actions collectively as the Refinancing Transactions.
Expected Decline in Heavy-Duty Truck Production and New Housing Starts. Due to new emissions standards that took effect on January 1, 2007, heavy-duty truck production is expected to decline significantly beginning early in calendar 2007, as many customers accelerated purchases in 2006, artificially increasing 2006 sales to customers in the heavy-duty truck market. Additional emissions regulations are scheduled to take effect in 2010, which may have a similar effect of accelerating sales to 2009. As a result, we expect our sales to this market to decline significantly in fiscal 2007 from fiscal 2006 levels. In addition, new housing starts are expected to decline further in calendar 2007, reflecting softness in the overall housing sector. As a result, sales of municipal products castings in fiscal 2007 are expected to be down moderately from fiscal 2006 levels.
New Mold Line. We are proceeding with a $54 million capital project to replace a 40-year-old mold line at our Neenah facility. Our new state-of-the-art mold line is expected to significantly enhance operating efficiencies, increase capacity and provide expanded molding capabilities for our heavy municipal products. Based on our current and projected level of operations, we anticipate that operating cash flows and the 2006 Credit Facility will be sufficient to fund this and other anticipated operational investments, including working capital and capital expenditure needs, over the two year construction timeframe. We expect the new mold line to become operational in early calendar 2008.
Order of Abatement at Gregg Facility. We are presently operating the Gregg facility under the terms of an order of abatement with the California South Coast Air Quality Management District (SCAQMD). The order requires us to comply with certain operating parameters in an effort to reduce odors. Failure to operate within those parameters could result in the SCAQMD terminating operations at the Gregg facility. The current order expires on March 31, 2007. We believe we are in compliance with the testing and operating requirements mandated by the order and that our actions have resulted in a substantial reduction in the intensity and frequency of observable downwind odors. However, some neighborhood residents are vocal about the matter and are attempting to gather support to attempt to convince the SCAQMD to terminate our operations at Gregg.

Results of Operations (dollars in thousands)
The following discussions compare the results of operations of the Company for the three months ended December 31, 2006, to the results of the operations of the Company for the three months ended December 31, 2005.
Three Months Ended December 31, 2006 and 2005
Net sales. Net sales for the three months ended December 31, 2006 were $117,342, which are $4,372 or 3.6% lower than the quarter ended December 31, 2005. The decrease was due to reduced shipments of products to the heating, ventilation and air conditioning (HVAC) market and municipal products, somewhat offset by increased shipments of heavy-duty truck products.
Cost of sales. Cost of sales for the three months ended December 31, 2006 was $98,717, a decrease of $3,907, or 3.8%, as compared to the quarter ended December 31, 2005. Cost of sales as a percentage of net sales decreased to 84.1% for the three months ended December 31, 2006 from 84.3% for the three months ended December 31, 2005, primarily as a result of decreased material costs.
Gross profit. Gross profit for the three months ended December 31, 2006 was $18,625, a decrease of $465, or 2.4%, as compared to the quarter ended December 31, 2005. Gross profit as a percentage of net sales increased to 15.9% for the three months ended December 31, 2006 from 15.7% for the three months ended December 31, 2005, primarily as a result of decreased material costs.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended December 31, 2006 were $8,442, an increase of $483, or 6.1%, as compared to the $7,959 for the quarter ended December 31, 2005. Selling, general and administrative expenses as a percentage of net sales increased to 7.2% for the quarter ended December 31, 2006 from 6.5% for the quarter ended December 31, 2005. The increase in selling, general and administrative expenses is due mainly to a decrease in the rebate received from countervailing duties assessed on imported products and costs incurred to comply with the order of abatement at the Gregg facility.
Amortization of intangible assets. Amortization of intangible assets was $1,780 for the three months ended December 31, 2006 and 2005.
Debt refinancing costs. The Company recorded $20,429 of debt refinancing costs in the three months ended December 31, 2006 related to the Refinancing Transactions. This amount consisted of a $12,917 tender premium paid to repurchase the 11% Senior Secured Notes due 2010, $5,940 to write off the unamortized portion of discount on our 11% Senior Secured Notes and $1,572 to write off the unamortized portion of deferred financing costs on our old indebtedness.
Operating income(loss). Operating loss was $11,987 for the three months ended December 31, 2006, a decrease of $21,343 from operating income of $9,356 for the quarter ended December 31, 2005. As a percentage of net sales, the operating loss was (10.2)% for the three months ended December 31, 2006, compared to operating income of 7.7% of net sales for the three months ended December 31, 2005. The decrease in operating income was primarily due to $20,429 of refinancing costs incurred in connection with the Refinancing Transactions described above.
Net interest expense. Net interest expense was $8,223 for the three months ended December 31, 2006 compared to $8,225 for the quarter ended December 31, 2005. Interest expense for the three months ended December 31, 2006 included amortization of bond discount of $396 and amortization of deferred financing costs of $123.
Income tax provision(benefit). The effective tax rate for the three months ended December 31, 2006 and 2005 was 39% and 36%, respectively. The effective tax rate for the three months ended December 31, 2005 is slightly lower than the statutory rate due to the favorable resolution of an IRS tax audit.

Liquidity and Capital Resources (dollars in thousands)
As a result of the Refinancing Transactions, as of December 31, 2006 our outstanding indebtedness consisted of the $25,000 of 13% Notes, $225,000 of outstanding 9 1/2% Notes and $75,000 of outstanding 12 1/2% Notes. At December 31, 2006, we also had cash and cash equivalents of $14,021 and restricted cash of $25,280 which was utilized to redeem the remaining $25,000 of 13% Notes, plus accrued interest, on February 2, 2007. Our primary sources of liquidity in the future will be cash flow from operations and funds available under our 2006 Credit Facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources of funds.
2006 Credit Facility. The 2006 Credit Facility provides for borrowings in an amount up to $100,000 and includes a provision permitting us from time to time to request increases (subject to the lenders’ consent) in the aggregate amount by up to $10,000 with the increases to be funded through additional commitments from existing lenders or new commitments from financial institutions acceptable to the current lenders. It matures on December 31, 2011. Outstanding borrowings bear interest at rates based on the lenders’ Base Rate, as defined in the 2006 Credit Facility, or, if we so elect, at an adjusted rate based on LIBOR. Availability under the 2006 Credit Facility is subject to customary conditions and is limited by our borrowing base determined by the amount of our accounts receivable, inventory and casting patterns and core boxes. Amounts under the 2006 Credit Facility may be borrowed, repaid and reborrowed subject to the terms of the facility. At December 31, 2006, we had no borrowings and had remaining availability of $85,327 under the 2006 Credit Facility.
Most of our wholly owned subsidiaries are co-borrowers under the 2006 Credit Facility and are jointly and severally liable with us for all obligations under the 2006 Credit Facility, subject to customary exceptions for transactions of this type. In addition, NFC Castings, Inc. (“NFC”), our immediate parent, and our remaining wholly owned subsidiaries jointly and severally guarantee the borrowers’ obligations under the 2006 Credit Facility, subject to customary exceptions for transactions of this type. The borrowers’ and guarantors’ obligations under the 2006 Credit Facility are secured by first priority liens, subject to customary restrictions, in our and the guarantors’ accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing, and by second priority liens (junior to the liens securing the 9 1/2% Notes) on substantially all of our and the guarantors’ remaining assets. The 9 1/2% Notes discussed below, and the guarantees in respect thereof, are equal in right of payment to the 2006 Credit Facility, and the guarantees in respect thereof.
The 2006 Credit Facility requires us to prepay outstanding principal amounts upon certain asset sales , upon certain equity offerings, and under certain other circumstances. It also requires us to observe certain customary conditions, affirmative covenants and negative covenants including financial covenants and it requires us to maintain a specified minimum interest coverage ratio and specified fixed charge coverage ratio whenever our unused availability is less than $15,000. The 2006 Credit Facility also contains events of default customary for these types of facilities, including, without limitation, payment defaults, material misrepresentations, covenant defaults, bankruptcy and certain changes of ownership or control of the Company, NFC or ACP Holding Company, NFC’s immediate parent company. We are prohibited from paying dividends, with certain limited exceptions, and are restricted to a maximum yearly stock repurchase of $1,000.
At December 31, 2006, we are in compliance with existing bank covenants.

9 1/2% Notes. The $225,000 of outstanding 9 1/2% Notes will mature on January 1, 2017. The 9 1/2% Notes are fully and unconditionally guaranteed by our existing and certain future direct and indirect wholly-owned domestic restricted subsidiaries. The 9 1/2% Notes and the guarantees are secured by first-priority liens on substantially all of our and the guarantors’ assets (other than accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing) and by second-priority liens, junior to the liens for the benefit of the lenders under the 2006 Credit Facility, on our and the guarantors’ accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter- company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing. Interest on the 9 1/2% Notes is payable on a semi-annual basis. Subject to the restrictions in the 2006 Credit Facility, the 9 1/2% Notes are redeemable at our option in whole or in part at any time on or after January 1, 2012, at the redemption price specified in the indenture governing the 9 1/2% Notes (104.750% of the principal amount redeemed beginning January 1, 2012, 103.167% beginning January 1, 2013, 101.583% beginning January 1, 2014 and 100.000% beginning January 1, 2015 and thereafter), plus accrued and unpaid interest up to the redemption date. Subject to certain conditions, until January 1, 2010, we also have the right to redeem up to 35% of the 9 1/2% Notes with the proceeds of one or more equity offerings at a redemption price equal to 109.500% of the face amount thereof plus accrued and unpaid interest. Upon the occurrence of a “change of control” as defined in the indenture governing the notes, we are required to make an offer to purchase the 9 1/2% Notes at 101.000% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The 9 1/2% Notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The 9 1/2% Notes also contain customary events of default typical to this type of financing, such as (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.
12 1/2% Notes. The $75,000 of outstanding 12 1/2% Notes will mature on September 30, 2013. The 12 1/2% Notes were issued to Tontine Capital Partners, L.P., the controlling shareholder of ACP Holding Company (which is our ultimate parent company), in exchange for an equal principal amount of our 13% Notes that were held by Tontine. The obligations under the 12 1/2% Notes are senior to our subordinated unsecured indebtedness, if any, and are subordinate to the 2006 Credit Facility and the 9 1/2% Notes. Interest on the 12 1/2% Notes is payable on a semi-annual basis. Not less than five percent (500 basis points) of the interest on the 12 1/2% Notes must be paid in cash and the remainder (up to 7 1/2% or 750 basis points) of the interest may be deferred at our option. We must pay interest on any interest so deferred at a rate of 12 1/2% per annum. Our obligations under the 12 1/2% Notes are guaranteed on an unsecured basis by each of our wholly owned subsidiaries. Subject to the restrictions in the 2006 Credit Facility and in the indenture for the 9 1/2% Notes, the 12 1/2% Notes are redeemable at our option in whole or in part at any time, with not less than 30 days nor more than 60 days notice, at 100.000% of the principal amount thereof, plus accrued and unpaid interest up to the redemption date. Upon the occurrence of a “change of control,” we are required to make an offer to purchase the 12 1/2% Notes at 101.000% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The 12 1/2% Notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The 12 1/2% Notes also contain customary events of default typical to this type of financing, such as, (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.
Under the new capital structure resulting from the Refinancing Transactions, we currently have no principal amortization requirements. We expect to use our existing cash and a portion of our unused availability under the 2006 Credit Facility within the next 24 months to fund the new mold line described above under “Recent Developments.”
For the three months ended December 31, 2006 and December 31, 2005, capital expenditures were $8,448 and $3,405, respectively. Capital expenditures for the three months ended December 31, 2005 represent a level of capital expenditures necessary to maintain equipment and facilities. The increased level of capital expenditures for the three months ended December 31, 2006 includes $4,882 for the new mold line at the Neenah location described above under “Recent Developments.”
Our principal sources of cash to fund our liquidity needs are net cash from operating activities, existing cash balances and borrowings under the 2006 Credit Facility. At December 31, 2006, we had no borrowings and had remaining availability of $85,327 under the 2006 Credit Facility. Net cash used in operating activities for the three months ended December 31, 2006 was $10,498, an increase of $6,192 from cash used in operating activities for the three months ended December 31, 2005 of $4,306. The increase in net cash used in operating activities was due to higher operating expenses and the quarterly net loss, primarily as a result of costs paid in connection with the Refinancing Transactions.

Future Capital Needs. We are significantly leveraged. Our ability to meet debt obligations will depend upon future operating performance which will be affected by many factors, some of which are beyond our control. We are proceeding with a major capital project to replace an existing mold line that is expected to enhance efficiency, increase capacity and provide expanded molding capabilities. Based on our current level of operations, we anticipate that our operating cash flows, existing cash balances and borrowings under the 2006 Credit Facility will be sufficient to fund anticipated operational investments, including working capital and capital expenditure needs, for at least the next twelve months. If, however, we are unable to service our debt requirements as they become due or if we are unable to maintain ongoing compliance with certain covenants, we may be forced to adopt alternative strategies that may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing indebtedness or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all.
Adjusted EBITDA. Our 2006 Credit Facility contains certain financial covenants which are tied to ratios based on Adjusted EBITDA. Adjusted EBITDA is defined in the 2006 Credit Facility as “EBITDA” and is generally calculated as the sum of net income (excluding non-recurring non-cash charges and certain one-time cash charges), income taxes, interest expense, and depreciation and amortization. Adjusted EBITDA is presented herein because it is a material component of the covenants contained within the 2006 Credit Facility. Non-compliance with the covenants could result in the requirement to immediately repay all amounts outstanding under the 2006 Credit Facility which could have a material adverse effect on our results of operations, financial position and cash flow. Management also believes that certain investors use information concerning Adjusted EBITDA as a measure of a company’s performance and ability to service its debt. Adjusted EBITDA should not be considered a substitute for, or more meaningful than, income from operations, net income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. Adjusted EBITDA, as presented by us, may not be comparable to similarly titled measures reported by other companies.
A reconciliation of Adjusted EBITDA for the three months ended December 31, 2006, compared to the three months ended December 31, 2005, is provided below (in thousands):

	Three Months Ended
	December 31,
	2006	2005
Net income (loss).	$(12,332)	$720
Income tax provision (benefit)	(7,878)	411
Net interest expense	8,223	8,225
Depreciation and amortization	5,100	4,984
Gain on disposal of equipment	(39)	(5)
Debt refinancing costs	20,429	—
Adjusted EBITDA (as defined above)	$13,503	$14,335

Contractual Obligations
The following table includes the Company’s significant contractual obligations at December 31, 2006 (in millions):

		Less Than			More Than
	Total	1 year	1-3 Years	3-5 Years	5 Years
Long-term debt	$325.0	$25.0	$—	$—	$300.0
Interest on long-term debt	277.3	31.0	61.5	61.5	123.3
Capital leases	1.6	0.3	0.4	0.5	0.4
Operating leases	5.2	1.9	2.3	0.8	0.2
New mold line commitments	31.2	31.2	—	—	—

Total contractual obligations	$640.3	$89.4	$64.2	$62.8	$423.9

Off-Balance Sheet Arrangements
None.
Critical Accounting Estimates
There have been no changes in critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate Sensitivity. Although the 9 1/2% Notes and the 12 1/2% Notes are subject to fixed interest rates, the Company’s earnings are affected by changes in short- term interest rates as a result of its borrowings under the 2006 Credit Facility. As of December 31, 2006 the Company has no borrowings under the 2006 Credit Facility and no other borrowings subject to changes in interest rates.
Item 4. Controls and Procedures
Disclosure Control and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act.
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

NEENAH FOUNDRY COMPANY
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
The following should be read in conjunction with Item 3. “Legal Proceedings” in Part I of our 2006 Annual Report on Form 10-K.
See “Recent Developments—Order of Abatement at Gregg Facility” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report, which is incorporated herein by reference.
In addition to those legal proceedings discussed in our reports to the SEC, we are involved in various claims and litigation in the normal course of business. Although the results of legal proceedings cannot be predicted with certainty, in the judgment of management, the ultimate resolution of these matters is not likely to have a material adverse effect on our consolidated financial statements.
Item 1A. Risk Factors.
We believe there are no material changes to the disclosure regarding risk factors contained in our 2006 Annual Report on Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the quarter ended December 31, 2006.
ACP Holding Company, a Delaware corporation and Neenah Foundry Company’s ultimate parent company, held its Annual Meeting of Stockholders on January 25, 2007. A quorum was present at the Annual Meeting, with 45,669,840 shares out of a total of 46,974,602 shares entitled to cast votes represented in person or by proxy at the meeting. Two proposals were submitted to stockholders at the meeting.
PROPOSAL 1:     To elect six directors for terms expiring at the 2008 Annual Meeting of ACP Holding Company Stockholders.
The stockholders voted to elect the six directors nominated by the board of directors to serve as directors until the 2008 Annual Meeting of ACP Holding Company Stockholders and until their respective successors are duly elected and qualified. The results of the vote are as follows:

	For	Withheld From
William M. Barrett	45,669,840	—
Albert E. Ferrara, Jr.	45,669,840	—
David B. Gendell	45,669,840	—
Stephen E.K. Graham	45,669,840	—
Joseph V. Lash	45,669,840	—
Jeffrey G. Marshall	45,669,840	—
The directors of ACP Holding Company are also the directors of Neenah Foundry Company.
PROPOSAL 2:     The ratification of Ernst & Young LLP as the independent registered public accounting firm for the 2007 fiscal year.
The stockholders voted to ratify Ernst & Young LLP as the independent registered public accounting firm for the 2007 fiscal year. The results of the vote are as follows:

For	45,669,840
Against	—
Abstentions	—
Broker Non-Votes	—
Item 6. Exhibits
(a) Exhibits
See the Exhibit Index following the signature page of this report, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEENAH FOUNDRY COMPANY
DATE: February 13, 2007	/s/ Gary W. LaChey
Gary W. LaChey
Corporate Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

NEENAH FOUNDRY COMPANY
(THE “REGISTRANT”)
(COMMISSION FILE NO. 333-28751)
Exhibit Index
to
Quarterly Report on Form 10-Q
For the Quarter Ended December 31, 2006

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
4.1	Indenture by and among Neenah Foundry Company, the guarantors named therein, and The Bank of New York Trust Company, N.A., as Trustee, dated as of December 29, 2006, for the 9 1/2% Senior Secured Notes due 2017	Exhibit 4.1 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006

4.2	12 1/2% Senior Subordinated Note due 2013 issued by Neenah Foundry Company to Tontine Capital Partners, L.P., including the form of indenture relating to the 12 1/2% Senior Subordinated Notes due 2013	Exhibit 4.2 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006

4.3	Registration Rights Agreement with respect to 9 1/2% Senior Secured Notes due 2017, by and among Neenah Foundry Company, the guarantors named therein, and Credit Suisse Securities (USA) LLC, dated December 29, 2006	Exhibit 4.3 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006

4.4	Registration Rights Agreement with respect to 12 1/2% Senior Subordinated Note due 2013, by and among Neenah Foundry Company, the guarantors named therein, and Tontine Capital Partners, L.P., dated December 29, 2006	Exhibit 4.4 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006

4.5	Supplemental Indenture, dated as of December 29, 2006, to the Indenture dated as of October 8, 2003, for the 11% Senior Secured Notes due 2010, among Neenah Foundry Company, the guarantors named therein, and The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as Trustee	Exhibit 4.5 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006

10.1	Exchange Agreement by and among Neenah Foundry Company, the guarantors named therein, and Tontine Capital Partners, L.P., dated December 29, 2006, relating to the exchange by Tontine of $75 million of Neenah Foundry Company’s 13% Senior Subordinated Notes due 2013 for the 12 1/2% Senior Subordinated Notes due 2013	Exhibit 10.1 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006

10.2	Intercreditor Agreement, dated as of December 29, 2006, by and among Neenah Foundry Company, the guarantors named therein, Bank of America, N.A., as agent, and The Bank of New York Trust Company, N.A., as Trustee and collateral agent	Exhibit 10.2 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006

10.3	Security Agreement, dated as of December 29, 2006, by and among Neenah Foundry Company, its subsidiaries party thereto, and the various lenders party thereto in favor of The Bank of New York Trust Company, N.A. for the benefit of the Secured Parties referred to therein	Exhibit 10.3 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006

10.4	Pledge Agreement, dated as of December 29, 2006, by and among Neenah Foundry Company, and its subsidiaries party thereto in favor of The Bank of New York Trust Company, N.A. for the benefit of the Secured Parties referred to therein	Exhibit 10.4 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
10.5	Copyright, Patent, Trademark and License Mortgage, dated as of December 29, 2006, by Neenah Foundry Company in favor of The Bank of New York Trust Company, N.A. for the benefit of the Secured Parties referred to therein	Exhibit 10.5 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006

10.6	Copyright, Patent, Trademark and License Mortgage, dated as of December 29, 2006, by Advanced Cast Products, Inc. in favor of The Bank of New York Trust Company, N.A. for the benefit of the Secured Parties referred to therein	Exhibit 10.6 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006

10.7	Copyright, Patent, Trademark and License Mortgage, dated as of December 29, 2006, by Peerless Corporation in favor of The Bank of New York Trust Company, N.A. for the benefit of the Secured Parties referred to therein	Exhibit 10.7 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006

10.8	Amendment, dated as of December 29, 2006, to the Lien Subordination Agreement, dated as of October 8, 2003, among the companies named therein, Bank of America, N.A. (as successor to Fleet Capital Corporation), as Agent for the Senior Lenders referred to therein and The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as Trustee on behalf of the Noteholders referred to therein	Exhibit 10.8 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006

10.9	Amendment, dated as of December 29, 2006, to the Subordinated Pledge Agreement made and entered into as of October 8, 2003 by Neenah Foundry Company in favor of The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as Trustee on behalf of the Noteholders referred to therein	Exhibit 10.9 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006

10.10	Amendment, dated as of December 29, 2006, to the Subordinated Pledge Agreement made and entered into as of October 8, 2003 by Advanced Cast Products, Inc. in favor of The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as Trustee on behalf of the Noteholders referred to therein	Exhibit 10.10 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006

10.11	Amendment, dated as of December 29, 2006, to the Subordinated Pledge Agreement made and entered into as of October 8, 2003 by Dalton Corporation in favor of The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as Trustee on behalf of the Noteholders referred to therein	Exhibit 10.11 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006

10.12	Amendment, dated as of December 29, 2006, to the Subordinated Pledge Agreement made and entered into as of October 8, 2003 by Mercer Forge Corporation in favor of The Bank of New York Trust Company, N.A. (as successor to The Bank of New York), as Trustee on behalf of the Noteholders referred to therein	Exhibit 10.12 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006

10.13	Amended and Restated Loan and Security Agreement, dated as of December 29, 2006, by and among Neenah Foundry Company, its subsidiaries party thereto, the various lenders party thereto and Bank of America, N.A., as agent	Exhibit 10.13 to Neenah Foundry Company’s Current Report on Form 8-K dated December 29, 2006

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Chief Executive and Chief Financial Officers’ certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X