Form 10-Q
period 2007-03-31
NEENAH FOUNDRY CO
filed 2007-05-15
CIK 1040599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
None
(Former name, former address and former
fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated flier, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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
On April 30, 2007, the registrant had 1,000 shares of Common Stock, par value $100 per share, outstanding, all of which were owned by NFC Castings, Inc., a wholly owned subsidiary of ACP Holding Company.

NEENAH FOUNDRY COMPANY
Form 10-Q Index
For the Quarter Ended March 31, 2007

NEENAH FOUNDRY COMPANY
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	September 30,
	2007	2006(1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,147	$910
Accounts receivable, net	67,103	85,161
Inventories	69,160	61,847
Deferred income taxes	2,697	2,697
Refundable income taxes	9,381	—
Other current assets	7,144	7,425

Total current assets	157,632	158,040

Property, plant and equipment	152,789	131,710
Less accumulated depreciation	41,215	34,832

	111,574	96,878

Deferred financing costs, net	3,450	1,695
Identifiable intangible assets, net	58,512	62,072
Goodwill	86,699	86,699
Other assets	5,384	5,536

	$423,251	$410,920

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$26,358	$29,766
Income taxes payable	—	2,550
Accrued wages and employee benefits	9,942	13,713
Accrued interest	7,688	7,157
Other accrued liabilities	4,196	2,924
Current portion of long-term debt	—	27,750
Current portion of capital lease obligations	161	161

Total current liabilities	48,345	84,021

Long-term debt	300,000	236,445
Capital lease obligations	1,377	1,060
Deferred income taxes	26,931	26,931
Postretirement benefit obligations	10,219	10,141
Other liabilities	13,824	13,136

Total liabilities	400,696	371,734

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $100 per share — authorized, issued and outstanding 1,000 shares	100	100
Capital in excess of par value	5,429	5,429
Retained earnings	17,868	34,499
Accumulated other comprehensive loss	(842)	(842)

Total stockholder’s equity	22,555	39,186

	$423,251	$410,920

See notes to condensed consolidated financial statements.

(1)	The balance sheet as of September 30, 2006 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

NEENAH FOUNDRY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net sales	$111,789	$130,513	$229,131	$252,227
Cost of sales	101,056	109,294	199,773	211,918

Gross profit	10,733	21,219	29,358	40,309
Selling, general and administrative expenses	8,987	9,197	17,429	17,156
Amortization of intangible assets	1,780	1,779	3,560	3,559
Gain on disposal of equipment	(25)	(3)	(64)	(8)
Debt refinancing costs	—	—	20,429	—

Total operating expenses	10,742	10,973	41,354	20,707

Operating income (loss)	(9)	10,246	(11,996)	19,602
Net interest expense	(7,032)	(8,323)	(15,255)	(16,548)

Income (loss) before income taxes	(7,041)	1,923	(27,251)	3,054
Income tax provision (benefit)	(2,742)	866	(10,620)	1,277

Net income (loss)	$(4,299)	$1,057	$(16,631)	$1,777

See notes to condensed consolidated financial statements.

NEENAH FOUNDRY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	March 31,
	2007	2006
Operating activities
Net income (loss)	$(16,631)	$1,777
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,223	10,007
Amortization of deferred financing costs and discount on notes	595	1,041
Write-off of deferred financing costs and discount on notes	7,512	—
Changes in operating assets and liabilities	(11,303)	(13,438)

Net cash used in operating activities	(9,604)	(613)

Investing activities
Purchase of property, plant and equipment	(20,948)	(9,359)

Net cash used in investing activities	(20,948)	(9,359)

Financing activities
Net change in revolver balance	(24,595)	6,851
Proceeds from long-term debt	300,000	1,244
Payments on long-term debt and capital lease obligations	(227,173)	(1,607)
Payment of tender premium	(12,917)	—
Debt issuance costs	(3,526)	—

Net cash provided by financing activities	31,789	6,488

Increase (decrease) in cash and cash equivalents	1,237	(3,484)
Cash and cash equivalents at beginning of period	910	3,484

Cash and cash equivalents at end of period	$2,147	$—

See notes to condensed consolidated financial statements.

NEENAH FOUNDRY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah Foundry Company’s Annual Report on Form 10-K for the year ended September 30, 2006.
Note 2 — Inventories
The components of inventories are as follows:

	March 31,	September 30,
	2007	2006
Raw materials	$8,103	$7,857
Work in process and finished goods	44,742	38,437
Supplies	16,315	15,553

	$69,160	$61,847

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

Note 4 — Employee Benefit Plans
Components of Net Periodic Benefit Cost
The Company has five defined-benefit pension plans covering the majority of its hourly employees and also sponsors unfunded defined benefit postretirement health care plans covering substantially all salaried and hourly employees and their dependents. Components of net periodic benefit costs are as follows for the three and six months ended March 31, 2007 and 2006 (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Service cost	$382	$667	$50	$68
Interest cost	788	1,052	75	160
Expected return on plan assets	(939)	(1,141)	—	—
Amortization of prior service credit	7	—	(13)	(10)
Recognized net actuarial loss (gain)	—	6	(52)	(108)

Net periodic benefit cost	$238	$584	$60	$110

	Pension Benefits		Postretirement Benefits
	Six Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Service cost	$763	$1,335	$100	$136
Interest cost	1,576	2,103	150	320
Expected return on plan assets	(1,878)	(2,281)	—	—
Amortization of prior service credit	14	—	(26)	(20)
Recognized net actuarial loss (gain)	—	11	(103)	(216)

Net periodic benefit cost	$475	$1,168	$121	$220

Employer Contributions
For the six months ended March 31, 2007, $265 of contributions have been made to the defined-benefit pension plans. The Company presently anticipates contributing an additional $3,021 to fund its pension plans in fiscal 2007 for a total of $3,286.
Note 5 — Refinancing Transactions
On December 29, 2006, the Company repaid its outstanding indebtedness under its then existing credit facility, repurchased all $133,130 of its outstanding 11% Senior Secured Notes due 2010 through an issuer tender offer, retired $75,000 of its outstanding 13% Senior Subordinated Notes due 2013 (the “13% Notes”) by exchanging them for $75,000 of new 12 1/2% Senior Subordinated Notes due 2013 (the “12 1/2% Notes”) in a private transaction, and issued a notice to redeem the remaining $25,000 of 13% Notes that remained outstanding after the initial exchange. The remaining 13% Notes were redeemed on February 2, 2007. To fund these payments and to provide cash for capital expenditures, ongoing working capital requirements and general corporate purposes, the Company (a) issued $225,000 of new 9 1/2% Senior Secured Notes due 2017 (the “9 1/2% Notes”) and the $75,000 of 12 1/2% Notes and (b) entered into an amended and restated credit facility (the “2006 Credit Facility”) providing for borrowings in an amount up to $100,000.
The 2006 Credit Facility provides for borrowings in an amount up to $100,000 and includes a provision permitting the Company from time to time to request increases (subject to the lenders’ consent) in the aggregate amount by up to $10,000 with the increases to be funded through additional commitments from existing lenders or new commitments from financial institutions acceptable to the current lenders. It matures on December 31, 2011. Outstanding borrowings bear interest at rates based on the lenders’ Base Rate, as defined in the 2006 Credit Facility, or, if elected by the Company, at an adjusted rate based on LIBOR. Availability under the 2006 Credit Facility is subject to customary conditions and is limited by the Company’s borrowing base determined by the amount of accounts receivable, inventory and casting patterns and core boxes. At March 31, 2007, the Company had no borrowings and had remaining availability of $91,249 under the 2006 Credit Facility.
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
The $75,000 of outstanding 12 1/2% Notes will mature on September 30, 2013. The obligations under the 12 1/2% Notes are senior to the Company’s subordinated unsecured indebtedness, if any, and are subordinate to the 2006 Credit Facility and the 9 1/2% Notes. Interest on the 12 1/2% Notes is payable on a semi-annual basis. Not less than five percent (500 basis points) of the interest on the 12 1/2% Notes must be paid in cash and the remainder (up to 7 1/2% or 750 basis points) of the interest may be deferred at the Company’s option. The Company must pay interest on any interest so deferred at a rate of 12 1/2% per annum.
The 9 1/2% Notes and the 12 1/2% Notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business.
As a result of the refinancing transactions discussed above, the Company incurred $20,429 of debt refinancing costs in the six months ended March 31, 2007. This amount consisted of a $12,917 tender premium paid to repurchase the 11% Senior Secured Notes due 2010, $5,940 to write off the unamortized portion of discount on the 11% Senior Secured Notes and $1,572 to write off the unamortized portion of deferred financing costs on the old indebtedness.

Note 6 — Subsidiary Guarantors
The following tables present condensed consolidating financial information as of March 31, 2007 and September 30, 2006 and for the three and six months ended March 31, 2007 and 2006 for: (a) Neenah Foundry Company (“Neenah”) and (b) on a combined basis, the guarantors of the 9 1/2% Notes due 2017 and 12 1/2% Notes due 2013, which include all of the wholly owned subsidiaries of Neenah (Subsidiary Guarantors). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.
Condensed Consolidating Balance Sheet
March 31, 2007

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$4,043	$(1,896)	$—	$2,147
Accounts receivable, net	25,732	41,371	—	67,103
Inventories	29,351	39,809	—	69,160
Deferred income taxes	4,169	(1,472)	—	2,697
Refundable income taxes	9,193	188	—	9,381
Other current assets	4,644	2,500	—	7,144

Total current assets	77,132	80,500	—	157,632

Investments in and advances to subsidiaries	112,074	—	(112,074)	—
Property, plant and equipment, net	53,596	57,978	—	111,574
Deferred financing costs and identifiable intangible assets, net	46,437	15,525	—	61,962
Goodwill	86,699	—	—	86,699
Other assets	1,952	3,432	—	5,384

	$377,890	$157,435	$(112,074)	$423,251

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$8,185	$18,173	$—	$26,358
Net intercompany payable	—	95,281	(95,281)	—
Accrued liabilities	13,911	7,915	—	21,826
Current portion of long-term debt	—	161	—	161

Total current liabilities	22,096	121,530	(95,281)	48,345

Long-term debt	300,000	1,377	—	301,377
Deferred income taxes	16,640	10,291	—	26,931
Postretirement benefit obligations	10,219	—	—	10,219
Other liabilities	6,380	7,444	—	13,824
Stockholder’s equity	22,555	16,793	(16,793)	22,555

	$377,890	$157,435	$(112,074)	$423,251

Note 6 — Subsidiary Guarantors (continued)
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

Note 6 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Operations
Three months ended March 31, 2007

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$44,841	$68,338	$(1,390)	$111,789
Cost of sales	38,288	64,158	(1,390)	101,056

Gross profit	6,553	4,180	—	10,733

Selling, general and administrative expenses	4,400	4,587	—	8,987
Amortization of intangible assets	1,426	354	—	1,780
Gain on disposal of equipment	(6)	(19)	—	(25)

Operating income (loss)	733	(742)	—	(9)

Net interest expense	(2,920)	(4,112)	—	(7,032)

Loss before income taxes and equity in loss of subsidiaries	(2,187)	(4,854)	—	(7,041)
Income tax benefit	(851)	(1,891)	—	(2,742)

	(1,336)	(2,963)	—	(4,299)
Equity in loss of subsidiaries	(2,963)	—	2,963	—

Net loss	$(4,299)	$(2,963)	$2,963	$(4,299)

Condensed Consolidating Statement of Operations
Three months ended March 31, 2006

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$55,249	$76,813	$(1,549)	$130,513
Cost of sales	41,504	69,339	(1,549)	109,294

Gross profit	13,745	7,474	—	21,219

Selling, general and administrative expenses	5,025	4,172	—	9,197
Amortization of intangible assets	1,426	353	—	1,779
Gain on disposal of equipment	(3)	—	—	(3)

Operating income	7,297	2,949	—	10,246

Net interest expense	(4,478)	(3,845)	—	(8,323)

Income (loss) before income taxes and equity in loss of subsidiaries	2,819	(896)	—	1,923
Income tax provision (benefit)	1,270	(404)	—	866

	1,549	(492)	—	1,057
Equity in loss of subsidiaries	(492)	—	492	—

Net income (loss)	$1,057	$(492)	$492	$1,057

Note 6 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Operations
Six months ended March 31, 2007

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$100,014	$132,124	$(3,007)	$229,131
Cost of sales	79,116	123,664	(3,007)	199,773

Gross profit	20,898	8,460	—	29,358

Selling, general and administrative expenses	8,621	8,808	—	17,429
Amortization of intangible assets	2,852	708	—	3,560
Gain on disposal of equipment	(11)	(53)	—	(64)
Debt refinancing costs	20,429	—	—	20,429

Operating loss	(10,993)	(1,003)	—	(11,996)

Net interest expense	(7,027)	(8,228)	—	(15,255)

Loss before income taxes and equity in loss of subsidiaries	(18,020)	(9,231)	—	(27,251)
Income tax benefit	(7,023)	(3,597)	—	(10,620)

	(10,997)	(5,634)	—	(16,631)
Equity in loss of subsidiaries	(5,634)	—	5,634	—

Net loss	$(16,631)	$(5,634)	$5,634	$(16,631)

Condensed Consolidating Statement of Operations
Six months ended March 31, 2006

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$107,622	$147,699	$(3,094)	$252,227
Cost of sales	80,993	134,019	(3,094)	211,918

Gross profit	26,629	13,680	—	40,309

Selling, general and administrative expenses	9,130	8,026	—	17,156
Amortization of intangible assets	2,852	707	—	3,559
Loss (gain) on disposal of equipment	(9)	1	—	(8)

Operating income	14,656	4,946	—	19,602

Net interest expense	(8,831)	(7,717)	—	(16,548)

Income (loss) before income taxes and equity in loss of subsidiaries	5,825	(2,771)	—	3,054
Income tax provision (benefit)	2,436	(1,159)	—	1,277

	3,389	(1,612)	—	1,777
Equity in loss of subsidiaries	(1,612)	—	1,612	—

Net income (loss)	$1,777	$(1,612)	$1,612	$1,777

Note 6 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
Six months ended March 31, 2007

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net loss	$(16,631)	$(5,634)	$5,634	$(16,631)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,622	5,601	—	10,223
Amortization of deferred financing costs and discount on notes	595	—	—	595
Write-off of deferred financing costs and discount on notes	7,512	—	—	7,512
Changes in operating assets and liabilities	(15,357)	4,054	—	(11,303)

Net cash provided by (used in) operating activities	(19,259)	4,021	5,634	(9,604)

Investing activities
Investments in and advances to subsidiaries	3,169	2,465	(5,634)	—
Purchase of property, plant and equipment	(14,183)	(6,765)	—	(20,948)

Net cash used in investing activities	(11,014)	(4,300)	(5,634)	(20,948)

Financing activities
Net change in revolver balance	(24,595)	—	—	(24,595)
Proceeds from long-term debt	300,000	—	—	300,000
Payments on long-term debt and capital lease obligations	(227,079)	(94)	—	(227,173)
Payment of tender premium	(12,917)	—	—	(12,917)
Debt issuance costs	(3,526)	—	—	(3,526)

Net cash provided by (used in) financing activities	31,883	(94)	—	31,789

Increase (decrease) in cash and cash equivalents	1,610	(373)	—	1,237
Cash and cash equivalents at beginning of period	2,433	(1,523)	—	910

Cash and cash equivalents at end of period	$4,043	$(1,896)	$—	$2,147

Note 6 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
Six months ended March 31, 2006

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net income (loss)	$1,777	$(1,612)	$1,612	$1,777
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,335	5,672	—	10,007
Amortization of deferred financing costs and discount on notes	1,041	—	—	1,041
Changes in operating assets and liabilities	(11,180)	(2,258)	—	(13,438)

Net cash provided by (used in) operating activities	(4,027)	1,802	1,612	(613)

Investing activities
Investments in and advances to subsidiaries	(2,879)	4,491	(1,612)	—
Purchase of property, plant and equipment	(3,406)	(5,953)	—	(9,359)

Net cash used in investing activities	(6,285)	(1,462)	(1,612)	(9,359)

Financing activities
Net change in revolver balance	6,851	—		6,851
Proceeds from long-term debt	—	1,244		1,244
Payments on long-term debt and capital lease obligations	(1,578)	(29)	—	(1,607)

Net cash provided by financing activities	5,273	1,215	—	6,488

Increase (decrease) in cash and cash equivalents	(5,039)	1,555	—	(3,484)
Cash and cash equivalents at beginning of period	4,952	(1,468)	—	3,484

Cash and cash equivalents at end of period	$(87)	$87	$—	$—

Note 7 — Segment Information
The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells gray and ductile iron castings for the industrial and municipal markets, while the Forgings segment manufactures and sells forged components for the industrial market. The Other segment includes machining operations and freight hauling.
The Company evaluates performance and allocates resources based on the operating income before depreciation and amortization charges of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K. Intersegment sales and transfers are recorded at cost plus a share of operating profit. The following segment information is presented:

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues from external customers:
Castings	$100,011	$117,439	$205,688	$226,517
Forgings	9,397	10,155	19,463	20,061
Other	5,276	5,767	8,700	11,059
Elimination of intersegment revenues	(2,895)	(2,848)	(4,720)	(5,410)

	$111,789	$130,513	$229,131	$252,227

Net income (loss):
Castings	$(8,986)	$306	$(26,013)	$(1,129)
Forgings	(44)	(679)	287	(875)
Other	(128)	537	(148)	1,009
Elimination of intersegment loss	4,859	893	9,243	2,772

	$(4,299)	$1,057	$(16,631)	$1,777

	March 31,	September 30,
	2007	2006
Total assets:
Castings	$483,820	$472,760
Forgings	5,350	6,399
Other	11,309	10,285
Elimination of intersegment assets	(77,228)	(78,524)

	$423,251	$410,920

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
In addition to historical information, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report include some “forward-looking statements” that involve risks and uncertainties that could cause our actual results to differ materially from those currently anticipated. Forward-looking statements give our current expectations or forecasts of future events. The words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Factors that could cause our results to differ materially from current expectations include material disruptions to the major industries we serve; continued price fluctuations in the scrap metal market; increases in price or interruptions in the availability of metallurgical coke; regulatory restrictions or requirements; developments affecting the valuation or prospects of the casting and forging industries generally or our business in particular; the outcome of legal proceedings in which we are involved; and other factors described or referenced in our Form 10-K for the year ended September 30, 2006 or subsequent SEC filings. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward- looking statements after the date of this document.
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
New Mold Line. We are continuing to invest in a $54 million capital project to replace a 40-year-old mold line at our Neenah facility. Our new state-of-the-art mold line is expected to significantly enhance operating efficiencies, increase capacity and provide expanded molding capabilities for our heavy municipal products. As of March 31, 2007, $12.3 million has been spent on the new mold line project with approximately $41.7 million remaining to be spent to complete the project. Based on our current and projected level of operations, we anticipate that operating cash flows and borrowings under the 2006 Credit Facility will be sufficient to fund this and other anticipated operational investments, including working capital and capital expenditure needs, over the remaining construction timeframe. We expect the new mold line to become operational in early calendar 2008.
Order of Abatement at Gregg Facility. Due to neighborhood complaints, we are presently operating our Gregg facility under the terms of an order of abatement with the California South Coast Air Quality Management District (SCAQMD). Despite being in compliance with federal and state emission laws, the order requires us to comply with certain operating parameters in an effort to reduce odors. Failure to operate within such criteria could result in the SCAQMD terminating operations at the Gregg facility. The current order expires on September 15, 2007, after which we expect to operate the Gregg facility pursuant to a new operating permit. We believe we are in compliance with the testing and operating requirements mandated by the current order and that our actions have resulted in a substantial reduction in the intensity and frequency of downwind odors.
Coke Supplier Announces Plant Closing. Our major supplier of metallurgical coke, a key raw material used in our iron melting process, recently announced it will permanently cease coking production and operations at its plant by May 16, 2007. We have secured other alternatives to ensure coke supply to our foundries. Increases in price or interruptions in availability of coke could reduce our profits.

Results of Operations
The following discussions compare the results of operations of the Company for the three and six months ended March 31, 2007, to the results of the operations of the Company for the three and six months ended March 31, 2006.
Three Months Ended March 31, 2007 and 2006
Net sales. Net sales for the three months ended March 31, 2007 were $111.8 million, which are $18.7 million or 14.3% lower than the quarter ended March 31, 2006. The decrease was due to reduced shipments of municipal products, heavy-duty truck components, components shipped to heating, ventilation and air conditioning (HVAC) customers and construction and agriculture vehicle components. New housing starts have declined in fiscal 2007 from 2006 levels, reflecting softness in the overall housing sector. As a result, sales of municipal products castings are down approximately $7.2 million from fiscal 2006 levels and sales to the HVAC market are down approximately $3.2 million from fiscal 2006 levels. Also, due to new emission standards that took effect January 1, 2007, heavy-duty truck production has declined significantly as many customers accelerated purchases in 2006, artificially increasing 2006 sales to customers in the heavy-duty truck market. As a result, sales of heavy-duty truck products are down approximately $5.9 million from fiscal 2006 levels. Sales of construction and agriculture vehicle components are down approximately $3.8 million from fiscal 2006 levels. These decreases were offset by an increase of approximately $1.4 million in sales to other markets.
Cost of sales. Cost of sales for the three months ended March 31, 2007 was $101.1 million, a decrease of $8.2 million, or 7.5%, as compared to the quarter ended March 31, 2006. Cost of sales as a percentage of net sales increased to 90.4% for the three months ended March 31, 2007 from 83.8% for the three months ended March 31, 2006, primarily as a result of an approximately 13% increase in raw material costs, principally in the price of steel scrap, and a decreased ability to absorb fixed costs due to lower production levels. During the quarter, steel scrap costs increased by an approximate average of $140 per ton. Scrap costs increased in each of the three months of the quarter. This dramatic and month over month increase results in a 30-day delay in recovering these costs with our industrial customers and a longer delay with our municipal customers.
Gross profit. Gross profit for the three months ended March 31, 2007 was $10.7 million, a decrease of $10.5 million, or 49.5%, as compared to the quarter ended March 31, 2006. Gross profit as a percentage of net sales decreased to 9.6% for the three months ended March 31, 2007 from 16.2% for the three months ended March 31, 2006, primarily as a result of the increased raw material costs and a decreased ability to absorb fixed costs due to lower production levels as discussed above.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2007 were $9.0 million, a decrease of $0.2 million, or 2.2%, as compared to the $9.2 million for the quarter ended March 31, 2006. Selling, general and administrative expenses as a percentage of net sales increased to 8.1% for the quarter ended March 31, 2007 from 7.0% for the quarter ended March 31, 2006, due mainly to costs incurred to comply with the order of abatement at the Gregg facility and the decreased sales volume.
Amortization of intangible assets. Amortization of intangible assets was $1.8 million for the three months ended March 31, 2007 and $1.8 million for the three months ended March 31, 2006.
Operating income(loss). Operating loss was $0.01 million for the three months ended March 31, 2007, a decrease of $10.21 million from operating income of $10.2 million for the quarter ended March 31, 2006. As a percentage of net sales, the operating loss was 0.0% for the three months ended March 31, 2007, compared to operating income of 7.8% of net sales for the three months ended March 31, 2006. The decrease in operating income was due to the reduced sales volume combined with the substantial increase in raw materials costs discussed above.
Net interest expense. Net interest expense was $7.0 million for the three months ended March 31, 2007 compared to $8.3 million for the quarter ended March 31, 2006. The decrease in interest expense was the result of capitalizing interest incurred on borrowings used to finance the new mold line, interest earned on cash balances and the termination of bond discount amortization as a result of our refinancing transaction. Interest expense for the three months ended March 31, 2007 included amortization of deferred financing costs of $0.08 million.
Income tax provision(benefit). The effective tax rate for the three months ended March 31, 2007 and 2006 was 39% and 45%, respectively. The effective tax rate for the three months ended March 31, 2006 includes the impact of the resolution of an IRS tax audit, partially offset by the estimated favorable impact of the Production Activities Deduction as permitted under the American Jobs Creation Act of 2004.

Six Months Ended March 31, 2007 and 2006
Net sales. Net sales for the six months ended March 31, 2007 were $229.1 million, which are $23.1 million or 9.2% lower than the six months ended March 31, 2006. The decrease was due to reduced shipments of municipal products, construction and agriculture vehicle components and components shipped to heating, ventilation and air conditioning (HVAC) customers. New housing starts have declined in fiscal 2007 from 2006 levels, reflecting softness in the overall housing sector. As a result, sales of municipal products castings are down approximately $9.6 million from fiscal 2006 levels and sales to the HVAC market are down approximately $7.5 million from fiscal 2006 levels. Sales of construction and agriculture vehicle components are down approximately $8.6 million from fiscal 2006. These decreases were offset by an increase of approximately $2.6 million in sales to other markets.
Cost of sales. Cost of sales for the six months ended March 31, 2007 was $199.8 million, a decrease of $12.1 million, or 5.7%, as compared to the six months ended March 31, 2006. Cost of sales as a percentage of net sales increased to 87.2% for the six months ended March 31, 2007 from 84.0% for the six months ended March 31, 2006, primarily as a result of an approximately 3% increase in raw material costs, principally in the price of steel scrap, and a decreased ability to absorb fixed costs due to lower production levels as discussed above. As noted above, during the three months ended March 31, 2007, steel scrap costs increased by an approximate average of $140 per ton. Scrap costs increased in each of those three months. This dramatic and month over month increase results in a 30-day delay in recovering these costs with our industrial customers and a longer delay with our municipal customers.
Gross profit. Gross profit for the six months ended March 31, 2007 was $29.4 million, a decrease of $10.9 million, or 27.0%, as compared to the six months ended March 31, 2006. Gross profit as a percentage of net sales decreased to 12.8% for the six months ended March 31, 2007 from 16.0% for the six months ended March 31, 2006, primarily as a result of the increased raw material costs and a decreased ability to absorb fixed costs due to lower production levels.
Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended March 31, 2007 were $17.4 million, an increase of $0.2 million, or 1.2%, as compared to the $17.2 million for the six months ended March 31, 2006. Selling, general and administrative expenses as a percentage of net sales increased to 7.6% for the six months ended March 31, 2007 from 6.8% for the six months ended March 31, 2006. The increase in selling, general and administrative expenses is due mainly to a decrease in the rebate received from countervailing duties assessed on imported products and costs incurred to comply with the order of abatement at the Gregg facility.
Amortization of intangible assets. Amortization of intangible assets was $3.6 million for the six months ended March 31, 2007 and $3.6 million for the six months ended March 31, 2006.
Debt refinancing costs. The Company recorded $20.4 million of debt refinancing costs in the six months ended March 31, 2007 related to the Refinancing Transactions. This amount consisted of a $12.9 million tender premium paid to repurchase the 11% Senior Secured Notes due 2010, $5.9 million to write off the unamortized portion of discount on our 11% Senior Secured Notes and $1.6 million to write off the unamortized portion of deferred financing costs on our old indebtedness.
Operating income(loss). Operating loss was $12.0 million for the six months ended March 31, 2007, a decrease of $31.6 million from operating income of $19.6 million for the six months ended March 31, 2006. As a percentage of net sales, the operating loss was (5.2)% for the six months ended March 31, 2007, compared to operating income of 7.8% of net sales for the six months ended March 31, 2006. The decrease in operating income was primarily due to $20.4 million of refinancing costs incurred in connection with the Refinancing Transactions described above and the increases in raw material costs discussed above.
Net interest expense. Net interest expense was $15.3 million for the six months ended March 31, 2007 compared to $16.5 million for the six months ended March 31, 2006. The decrease in interest expense was the result of capitalizing interest incurred on borrowings used to finance the new mold line, interest earned on cash balances and the termination of bond discount amortization as a result of our refinancing transaction. Interest expense for the six months ended March 31, 2007 included amortization of bond discount of $0.4 million and amortization of deferred financing costs of $0.2 million.
Income tax provision(benefit). The effective tax rate for the six months ended March 31, 2007 and 2006 was 39% and 42%, respectively. The effective tax rate for the six months ended March 31, 2006 includes the impact of the resolution of an IRS tax audit, partially offset by the estimated favorable impact of the Production Activities Deduction as permitted under the American Jobs Creation Act of 2004.

Liquidity and Capital Resources
As a result of the Refinancing Transactions, as of March 31, 2007 our outstanding indebtedness consisted of $225.0 million of outstanding 9 1/2% Notes and $75.0 million of outstanding 12 1/2% Notes. At March 31, 2007, we also had cash and cash equivalents of $2.1 million. Our primary sources of liquidity in the future will be cash flow from operations and borrowings under our 2006 Credit Facility. We expect that ongoing requirements for debt service, capital expenditures and other operating needs will be funded from these sources of funds.
2006 Credit Facility. The 2006 Credit Facility provides for borrowings in an amount up to $100.0 million and includes a provision permitting us from time to time to request increases (subject to the lenders’ consent) in the aggregate amount by up to $10.0 million with the increases to be funded through additional commitments from existing lenders or new commitments from financial institutions acceptable to the current lenders. It matures on December 31, 2011. Outstanding borrowings bear interest at rates based on the lenders’ Base Rate, as defined in the 2006 Credit Facility, or, if we so elect, at an adjusted rate based on LIBOR. Availability under the 2006 Credit Facility is subject to customary conditions and is limited by our borrowing base determined by the amount of our accounts receivable, inventory and casting patterns and core boxes. Amounts under the 2006 Credit Facility may be borrowed, repaid and reborrowed subject to the terms of the facility. At March 31, 2007, we had no borrowings and had unused availability of $91.2 million under the 2006 Credit Facility.
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
The 2006 Credit Facility requires us to prepay outstanding principal amounts upon certain asset sales, upon certain equity offerings, and under certain other circumstances. It also requires us to observe certain customary conditions, affirmative covenants and negative covenants including financial covenants and it requires us to maintain a specified minimum interest coverage ratio or specified fixed charge coverage ratio whenever our unused availability is less than $15.0 million. Non-compliance with the covenants could result in the requirement to immediately repay all amounts outstanding under the 2006 Credit Facility which could have a material adverse effect on our results of operations, financial position and cash flow. The 2006 Credit Facility also contains events of default customary for these types of facilities, including, without limitation, payment defaults, material misrepresentations, covenant defaults, bankruptcy and certain changes of ownership or control of the Company, NFC or ACP Holding Company, NFC’s immediate parent company. We are prohibited from paying dividends, with certain limited exceptions, and are restricted to a maximum yearly stock repurchase of $1.0 million.
At March 31, 2007, we were in compliance with existing bank covenants.
9 1/2% Notes. The $225.0 million of outstanding 9 1/2% Notes will mature on January 1, 2017. The 9 1/2% Notes are fully and unconditionally guaranteed by our existing and certain future direct and indirect wholly-owned domestic restricted subsidiaries. The 9 1/2% Notes and the guarantees are secured by first-priority liens on substantially all of our and the guarantors’ assets (other than accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing) and by second-priority liens, junior to the liens for the benefit of the lenders under the 2006 Credit Facility, on our and the guarantors’ accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter- company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing. Interest on the 9 1/2% Notes is payable on a semi-annual basis. Subject to the restrictions in the 2006 Credit Facility, the 9 1/2% Notes are redeemable at our option in whole or in part at any time on or after January 1, 2012, at the redemption price specified in the indenture governing the 9 1/2% Notes (104.750% of the principal amount redeemed beginning January 1, 2012, 103.167% beginning January 1, 2013, 101.583% beginning January 1, 2014 and 100.000% beginning January 1, 2015 and thereafter), plus accrued and unpaid interest up to the redemption date. Subject to certain conditions, until January 1, 2010, we also have the right to redeem up to 35% of the 9 1/2% Notes with the proceeds of one or more equity offerings at a redemption price equal to 109.500% of the face amount thereof plus accrued and unpaid interest. Upon the occurrence of a “change of control” as defined in the indenture governing the notes, we are required to make an offer to purchase the 9 1/2% Notes at 101.000% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The 9 1/2% Notes contain customary covenants typical to this type of financing, such as limitations on (1)

indebtedness, (2) restricted payments, (3) liens, (4) distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The 9 1/2% Notes also contain customary events of default typical to this type of financing, such as (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.
12 1/2% Notes. The $75.0 million of outstanding 12 1/2% Notes will mature on September 30, 2013. The 12 1/2% Notes were issued to Tontine Capital Partners, L.P., the controlling shareholder of ACP Holding Company (which is our ultimate parent company), in exchange for an equal principal amount of our 13% Notes that were held by Tontine. The obligations under the 12 1/2% Notes are senior to our subordinated unsecured indebtedness, if any, and are subordinate to the 2006 Credit Facility and the 9 1/2% Notes. Interest on the 12 1/2% Notes is payable on a semi-annual basis. Not less than five percent (500 basis points) of the interest on the 12 1/2% Notes must be paid in cash and the remainder (up to 7 1/2% or 750 basis points) of the interest may be deferred at our option. We must pay interest on any interest so deferred at a rate of 12 1/2% per annum. Our obligations under the 12 1/2% Notes are guaranteed on an unsecured basis by each of our wholly owned subsidiaries. Subject to the restrictions in the 2006 Credit Facility and in the indenture for the 9 1/2% Notes, the 12 1/2% Notes are redeemable at our option in whole or in part at any time, with not less than 30 days nor more than 60 days notice, at 100.000% of the principal amount thereof, plus accrued and unpaid interest up to the redemption date. Upon the occurrence of a “change of control,” we are required to make an offer to purchase the 12 1/2% Notes at 101.000% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The 12 1/2% Notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The 12 1/2% Notes also contain customary events of default typical to this type of financing, such as, (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.
Under the new capital structure resulting from the Refinancing Transactions, we currently have no principal amortization requirements. We expect to use our existing cash and a portion of our unused availability under the 2006 Credit Facility to fund the new mold line described above under “Recent Developments.”
For the six months ended March 31, 2007 and March 31, 2006, capital expenditures were $20.9 million and $9.4 million, respectively. Capital expenditures for the six months ended March 31, 2006 represent a level of capital expenditures necessary to maintain equipment and facilities. The increased level of capital expenditures for the six months ended March 31, 2007 includes $11.3 million for the new mold line at the Neenah location described above under “Recent Developments.”
Our principal sources of cash to fund our liquidity needs are net cash from operating activities, existing cash balances and borrowings under the 2006 Credit Facility. At March 31, 2007, we had no borrowings and had unused availability of $91.2 million under the 2006 Credit Facility. Net cash used in operating activities for the six months ended March 31, 2007 was $9.6 million, an increase of $9.0 million from cash used in operating activities for the six months ended March 31, 2006 of $0.6 million. The increase in net cash used in operating activities was due to the net loss incurred for the six months ended March 31, 2007, primarily as a result of costs paid in connection with the Refinancing Transactions and increased raw material costs.
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

Contractual Obligations
The following table includes the Company’s significant contractual obligations at March 31, 2007 (in millions):

		Less Than			More Than
	Total	1 year	1-3 Years	3-5 Years	5 Years

Long-term debt	$300.0	$—	$—	$—	$300.0
Interest on long-term debt	277.3	31.0	61.5	61.5	123.3
Capital leases	1.5	0.3	0.4	0.4	0.4
Operating leases	5.2	1.9	2.3	0.8	0.2
New mold line commitments	25.2	25.2	—	—	—

Total contractual obligations	$609.2	$58.4	$64.2	$62.7	$423.9

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
Interest Rate Sensitivity. Although the 9 1/2% Notes and the 12 1/2% Notes are subject to fixed interest rates, the Company’s earnings are affected by changes in short- term interest rates as a result of its borrowings under the 2006 Credit Facility. As of March 31, 2007 the Company has no borrowings under the 2006 Credit Facility and no other borrowings subject to changes in interest rates.
Item 4. Controls and Procedures
Disclosure Control and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective (i) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

NEENAH FOUNDRY COMPANY
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
The following should be read in conjunction with Item 3. “Legal Proceedings” in Part I of our 2006 Annual Report on Form 10-K and in Item 1 in Part II of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.
See “Recent Developments—Order of Abatement at Gregg Facility” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report, which is incorporated herein by reference.
We are presently disputing a claim from an investment bank for $3.34 million in fees allegedly arising from Tontine’s acquisition of control of the Company in May 2006. See Item 3. “Legal Proceedings” in Part I of our 2006 Annual Report on Form 10-K. We have established an accrual of $550 thousand for the estimated loss contingency at September 30, 2006 for the disputed claim from the investment bank. There have been no changes to the accrual in fiscal 2007.
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
Item 4. Submission of Matters to a Vote of Security Holders
As previously reported in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, ACP Holding Company, a Delaware corporation and Neenah Foundry Company’s ultimate parent company, held its Annual Meeting of Stockholders on January 25, 2007. A quorum was present at the Annual Meeting, with 45,669,840 shares out of a total of 46,974,602 shares entitled to cast votes represented in person or by proxy at the meeting. Two proposals were submitted to stockholders at the meeting.
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

NEENAH FOUNDRY COMPANY

DATE: May 15, 2007	/s/ Gary W. LaChey Gary W. LaChey
Corporate Vice President — Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

NEENAH FOUNDRY COMPANY
(THE “REGISTRANT”)
(COMMISSION FILE NO. 333-28751)
Exhibit Index
to
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2007

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
10.13	Amended and Restated Loan and Security Agreement, dated as of December 29, 2006, by and among Neenah Foundry Company, its subsidiaries party thereto, the various lenders party thereto and Bank of America, N.A., as agent		X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Chief Executive and Chief Financial Officers’ certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X