Form 10-Q
period 2007-06-30
NEENAH FOUNDRY CO
filed 2007-08-13
CIK 1040599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
On July 31, 2007, the registrant had 1,000 shares of Common Stock, par value $100 per share, outstanding, all of which were owned by NFC Castings, Inc., a wholly owned subsidiary of ACP Holding Company (subsequently renamed Neenah Enterprises, Inc.).

NEENAH FOUNDRY COMPANY
Form 10-Q Index
For the Quarter Ended June 30, 2007

NEENAH FOUNDRY COMPANY
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	September 30,
	2007	2006(1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$910
Accounts receivable, net	77,980	85,161
Inventories	67,505	61,847
Deferred income taxes	2,697	2,697
Refundable income taxes	8,415	—
Other current assets	8,512	7,425

Total current assets	165,109	158,040

Property, plant and equipment	165,023	131,710
Less accumulated depreciation	44,462	34,832

	120,561	96,878

Deferred financing costs, net	3,612	1,695
Identifiable intangible assets, net	56,730	62,072
Goodwill	86,699	86,699
Other assets	5,392	5,536

	$438,103	$410,920

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$27,644	$29,766
Income taxes payable	—	2,550
Accrued wages and employee benefits	10,550	13,713
Accrued interest	—	7,157
Other accrued liabilities	5,976	2,924
Current portion of long-term debt	18,805	27,750
Current portion of capital lease obligations	161	161

Total current liabilities	63,136	84,021

Long-term debt	300,000	236,445
Capital lease obligations	1,326	1,060
Deferred income taxes	26,931	26,931
Postretirement benefit obligations	10,258	10,141
Other liabilities	12,187	13,136

Total liabilities	413,838	371,734

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $100 per share — authorized, issued and outstanding 1,000 shares	100	100
Capital in excess of par value	5,429	5,429
Retained earnings	19,578	34,499
Accumulated other comprehensive loss	(842)	(842)

Total stockholder’s equity	24,265	39,186

	$438,103	$410,920

See notes to condensed consolidated financial statements.

(1)	The balance sheet as of September 30, 2006 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

NEENAH FOUNDRY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$126,838	$147,724	$355,969	$399,951
Cost of sales	104,541	117,773	304,314	329,691

Gross profit	22,297	29,951	51,655	70,260
Selling, general and administrative expenses	10,436	8,737	27,865	25,893
Amortization of intangible assets	1,782	1,780	5,342	5,339
Loss (gain) on disposal of equipment	42	(11)	(22)	(19)
Debt refinancing costs	—	—	20,429	—

Total operating expenses	12,260	10,506	53,614	31,213

Operating income (loss)	10,037	19,445	(1,959)	39,047
Net interest expense	(7,214)	(8,362)	(22,469)	(24,910)

Income (loss) before income taxes	2,823	11,083	(24,428)	14,137
Income tax provision (benefit)	1,113	4,241	(9,507)	5,518

Net income (loss)	$1,710	$6,842	$(14,921)	$8,619

See notes to condensed consolidated financial statements.

NEENAH FOUNDRY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	June 30,
	2007	2006
Operating activities
Net income (loss)	$(14,921)	$8,619
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,385	15,042
Amortization of deferred financing costs and discount on notes	670	1,561
Write-off of deferred financing costs and discount on notes	7,512	—
Changes in operating assets and liabilities	(26,547)	(23,942)

Net cash provided by (used in) operating activities	(17,901)	1,280

Investing activities
Purchase of property, plant and equipment	(33,315)	(13,368)

Net cash used in investing activities	(33,315)	(13,368)

Financing activities
Net change in revolver balance	(5,790)	9,792
Proceeds from long-term debt	300,000	1,244
Payments on long-term debt and capital lease obligations	(227,224)	(2,432)
Payment of tender premium	(12,917)	—
Debt issuance costs	(3,763)	—

Net cash provided by financing activities	50,306	8,604

Decrease in cash and cash equivalents	(910)	(3,484)
Cash and cash equivalents at beginning of period	910	3,484

Cash and cash equivalents at end of period	$—	$—

See notes to condensed consolidated financial statements.

NEENAH FOUNDRY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah Foundry Company’s Annual Report on Form 10-K for the year ended September 30, 2006.
Note 2 — Inventories
The components of inventories are as follows:

	June 30,	September 30,
	2007	2006
Raw materials	$7,488	$7,857
Work in process and finished goods	43,019	38,437
Supplies	16,998	15,553

	$67,505	$61,847

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
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” and SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amendments retain most of the existing measurement and disclosure guidance and will not change the amounts recognized in the Company’s statement of operations. SFAS No. 158 requires companies to recognize a net asset or liability with an offset to equity, by which the defined benefit post-retirement obligation is over- or under-funded. SFAS No. 158 requires prospective application, and the recognition and disclosure requirements will be effective for the Company’s fiscal year ending September 30, 2007. The Company is currently evaluating the impact SFAS No. 158 will have on its consolidated balance sheet.

Note 4 — Employee Benefit Plans
Components of Net Periodic Benefit Cost
The Company has five defined-benefit pension plans covering the majority of its hourly employees and also sponsors unfunded defined benefit postretirement health care plans covering substantially all salaried and hourly employees at Neenah and their dependents. Components of net periodic benefit costs are as follows for the three and nine months ended June 30, 2007 and 2006 (in thousands):

	Pension Benefits		Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Service cost	$586	$668	$50	$68
Interest cost	1,675	1,051	75	160
Expected return on plan assets	(1,984)	(1,140)	—	—
Amortization of prior service cost (credit)	8	—	(12)	(10)
Recognized net actuarial loss (gain)	—	5	(51)	(108)

Net periodic benefit cost	$285	$584	$62	$110

	Pension Benefits		Postretirement Benefits
	Nine months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
Service cost	$1,349	$2,003	$150	$202
Interest cost	3,251	3,154	225	480
Expected return on plan assets	(3,862)	(3,421)	—	—
Amortization of prior service cost (credit)	22	—	(38)	(30)
Recognized net actuarial loss (gain)	—	16	(154)	(322)

Net periodic benefit cost	$760	$1,752	$183	$330

Employer Contributions
For the nine months ended June 30, 2007, $2,256 of contributions have been made to the defined-benefit pension plans. The Company presently anticipates contributing an additional $141 to fund its pension plans in fiscal 2007 for a total of $2,397.
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
The 2006 Credit Facility provides for borrowings in an amount up to $100,000 and includes a provision permitting the Company from time to time to request increases (subject to the lenders’ consent) in the aggregate amount by up to $10,000 with the increases to be funded through additional commitments from existing lenders or new commitments from financial institutions acceptable to the current lenders. It matures on December 31, 2011. Outstanding borrowings bear interest at rates based on the lenders’ Base Rate, as defined in the 2006 Credit Facility, or, if elected by the Company, at an adjusted rate based on LIBOR. Availability under the 2006 Credit Facility is subject to customary conditions and is limited by the Company’s borrowing base determined by the amount of accounts receivable, inventory and casting patterns and core boxes. At June 30, 2007, the Company had approximately $18,805 outstanding under the 2006 Credit Facility and had unused availability of $77,107.
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
As a result of the refinancing transactions discussed above, the Company incurred $20,429 of debt refinancing costs in the nine months ended June 30, 2007. This amount consisted of a $12,917 tender premium paid to repurchase the 11% Senior Secured Notes due 2010, $5,940 to write off the unamortized portion of discount on the 11% Senior Secured Notes and $1,572 to write off the unamortized portion of deferred financing costs on the old indebtedness.

Note 6 — Subsidiary Guarantors
The following tables present condensed consolidating financial information as of June 30, 2007 and September 30, 2006 and for the three and nine months ended June 30, 2007 and 2006 for: (a) Neenah Foundry Company (“Neenah”) and (b) on a combined basis, the guarantors of the 9 1/2% Notes due 2017 and 12 1/2% Notes due 2013, which include all of the wholly owned subsidiaries of Neenah (“Subsidiary Guarantors”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.
Condensed Consolidating Balance Sheet
June 30, 2007

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$(778)	$778	$—	$—
Accounts receivable, net	33,843	44,137	—	77,980
Inventories	28,459	39,046	—	67,505
Deferred income taxes	4,169	(1,472)	—	2,697
Refundable income taxes	8,179	236	—	8,415
Other current assets	6,019	2,493	—	8,512

Total current assets	79,891	85,218	—	165,109

Investments in and advances to subsidiaries	114,293	—	(114,293)	—
Property, plant and equipment, net	62,914	57,647	—	120,561
Deferred financing costs and identifiable intangible assets, net	45,172	15,170	—	60,342
Goodwill	86,699	—	—	86,699
Other assets	1,952	3,440	—	5,392

	$390,921	$161,475	$(114,293)	$438,103

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$7,386	$20,258	$—	$27,644
Net intercompany payable	—	100,629	(100,629)	—
Accrued liabilities	7,261	9,265	—	16,526
Current portion of long-term debt	18,805	161	—	18,966

Total current liabilities	33,452	130,313	(100,629)	63,136

Long-term debt	300,000	1,326	—	301,326
Deferred income taxes	16,640	10,291	—	26,931
Postretirement benefit obligations	10,258	—	—	10,258
Other liabilities	6,306	5,881	—	12,187
Stockholder’s equity	24,265	13,664	(13,664)	24,265

	$390,921	$161,475	$(114,293)	$438,103

Note 6 — Subsidiary Guarantors (continued)
Condensed Consolidating Balance Sheet
September 30, 2006

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$2,433	$(1,523)	$—	$910
Accounts receivable, net	43,452	41,709	—	85,161
Inventories	22,990	38,857	—	61,847
Deferred income taxes	4,169	(1,472)	—	2,697
Other current assets	4,930	2,495	—	7,425

Total current assets	77,974	80,066	—	158,040

Investments in and advances to subsidiaries	115,243	—	(115,243)	—
Property, plant and equipment, net	41,183	55,695	—	96,878
Deferred financing costs and identifiable intangible assets, net	47,534	16,233	—	63,767
Goodwill	86,699	—	—	86,699
Other assets	1,952	3,584	—	5,536

	$370,585	$155,578	$(115,243)	$410,920

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$10,147	$19,619	$—	$29,766
Net intercompany payable	—	89,207	(89,207)	—
Income taxes payable	2,550	—	—	2,550
Accrued liabilities	14,657	9,137	—	23,794
Current portion of long-term debt	27,750	161	—	27,911

Total current liabilities	55,104	118,124	(89,207)	84,021

Long-term debt	236,445	1,060	—	237,505
Deferred income taxes	23,740	3,191	—	26,931
Postretirement benefit obligations	10,141	—	—	10,141
Other liabilities	5,969	7,167	—	13,136
Stockholder’s equity	39,186	26,036	(26,036)	39,186

	$370,585	$155,578	$(115,243)	$410,920

Note 6 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Operations
Three months ended June 30, 2007

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$58,062	$70,426	$(1,650)	$126,838
Cost of sales	42,045	64,146	(1,650)	104,541

Gross profit	16,017	6,280	—	22,297

Selling, general and administrative expenses	5,541	4,895	—	10,436
Amortization of intangible assets	1,427	355	—	1,782
Loss (gain) on disposal of equipment	(2)	44	—	42

Operating income	9,051	986	—	10,037

Net interest expense	(3,107)	(4,107)	—	(7,214)

Income (loss) before income taxes and equity in loss of subsidiaries	5,944	(3,121)	—	2,823
Income tax provision (benefit)	2,324	(1,211)	—	1,113

	3,620	(1,910)	—	1,710
Equity in loss of subsidiaries	(1,910)	—	1,910	—

Net income (loss)	$1,710	$(1,910)	$1,910	$1,710

Condensed Consolidating Statement of Operations
Three months ended June 30, 2006

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$72,074	$77,632	$(1,982)	$147,724
Cost of sales	50,338	69,417	(1,982)	117,773

Gross profit	21,736	8,215	—	29,951

Selling, general and administrative expenses	4,625	4,112	—	8,737
Amortization of intangible assets	1,426	354	—	1,780
Gain on disposal of equipment	(11)	—	—	(11)

Operating income	15,696	3,749	—	19,445

Net interest expense	(4,477)	(3,885)	—	(8,362)

Income (loss) before income taxes and equity in loss of subsidiaries	11,219	(136)	—	11,083
Income tax provision	4,217	24	—	4,241

	7,002	(160)	—	6,842
Equity in loss of subsidiaries	(160)	—	160	—

Net income (loss)	$6,842	$(160)	$160	$6,842

Note 6 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Operations
Nine months ended June 30, 2007

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$158,076	$202,550	$(4,657)	$355,969
Cost of sales	121,161	187,810	(4,657)	304,314

Gross profit	36,915	14,740	—	51,655

Selling, general and administrative expenses	14,162	13,703	—	27,865
Amortization of intangible assets	4,279	1,063	—	5,342
Gain on disposal of equipment	(13)	(9)	—	(22)
Debt refinancing costs	20,429	—	—	20,429

Operating loss	(1,942)	(17)	—	(1,959)

Net interest expense	(10,134)	(12,335)	—	(22,469)

Loss before income taxes and equity in loss of subsidiaries	(12,076)	(12,352)	—	(24,428)
Income tax benefit	(4,699)	(4,808)	—	(9,507)

	(7,377)	(7,544)	—	(14,921)
Equity in loss of subsidiaries	(7,544)	—	7,544	—

Net loss	$(14,921)	$(7,544)	$7,544	$(14,921)

Condensed Consolidating Statement of Operations
Nine months ended June 30, 2006

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$179,696	$225,331	$(5,076)	$399,951
Cost of sales	131,331	203,436	(5,076)	329,691

Gross profit	48,365	21,895	—	70,260

Selling, general and administrative expenses	13,755	12,138	—	25,893
Amortization of intangible assets	4,278	1,061	—	5,339
Loss (gain) on disposal of equipment	(20)	1	—	(19)

Operating income	30,352	8,695	—	39,047

Net interest expense	(13,308)	(11,602)	—	(24,910)

Income (loss) before income taxes and equity in loss of subsidiaries	17,044	(2,907)	—	14,137
Income tax provision (benefit)	6,653	(1,135)	—	5,518

	10,391	(1,135)	—	8,619
Equity in loss of subsidiaries	(1,772)	—	1,772	—

Net income (loss)	$8,619	$(1,772)	$1,772	$8,619

Note 6 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
Nine months ended June 30, 2007

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net loss	$(14,921)	$(7,544)	$7,544	$(14,921)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,934	8,451	—	15,385
Amortization of deferred financing costs and discount on notes	670	—	—	670
Write-off of deferred financing costs and discount on notes	7,512	—	—	7,512
Changes in operating assets and liabilities	(30,421)	3,874	—	(26,547)

Net cash provided by (used in) operating activities	(30,226)	4,781	7,544	(17,901)

Investing activities
Investments in and advances to subsidiaries	950	6,594	(7,544)	—
Purchase of property, plant and equipment	(24,386)	(8,929)	—	(33,315)

Net cash used in investing activities	(23,436)	(2,335)	(7,544)	(33,315)

Financing activities
Net change in revolver balance	(5,790)	—	—	(5,790)
Proceeds from long-term debt	300,000	—	—	300,000
Payments on long-term debt and capital lease obligations	(227,079)	(145)	—	(227,224)
Payment of tender premium	(12,917)	—	—	(12,917)
Debt issuance costs	(3,763)	—	—	(3,763)

Net cash provided by (used in) financing activities	50,451	(145)	—	50,306

Increase (decrease) in cash and cash equivalents	(3,211)	2,301	—	(910)
Cash and cash equivalents at beginning of period	2,433	(1,523)	—	910

Cash and cash equivalents at end of period	$(778)	$778	$—	$—

Note 6 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
Nine months ended June 30, 2006

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net income (loss)	$8,619	$(1,772)	$1,772	$8,619
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,501	8,541	—	15,042
Amortization of deferred financing costs and discount on notes	1,561	—	—	1,561
Changes in operating assets and liabilities	(22,796)	(1,146)	—	(23,942)

Net cash provided by (used in) operating activities	(6,115)	5,623	1,772	1,280

Investing activities
Investments in and advances to subsidiaries	(509)	2,281	(1,772)	—
Purchase of property, plant and equipment	(5,302)	(8,066)	—	(13,368)

Net cash used in investing activities	(5,811)	(5,785)	(1,772)	(13,868)

Financing activities
Net change in revolver balance	9,792	—		9,792
Proceeds from long-term debt	—	1,244		1,244
Payments on long-term debt and capital lease obligations	(2,366)	(66)	—	(2,432)

Net cash provided by financing activities	7,426	1,178	—	8,604

Increase (decrease) in cash and cash equivalents	(4,500)	1,016	—	(3,484)
Cash and cash equivalents at beginning of period	4,952	(1,468)	—	3,484

Cash and cash equivalents at end of period	$452	$(452)	$—	$—

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

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues from external customers:
Castings	$115,919	$134,009	$321,607	$360,526
Forgings	8,548	10,956	28,011	31,017
Other	4,838	6,011	13,538	17,070
Elimination of intersegment revenues	(2,467)	(3,252)	(7,187)	(8,662)

	$126,838	$147,724	$355,969	$399,951

Net income (loss):
Castings	$(331)	$6,004	$(26,344)	$4,875
Forgings	(585)	(11)	(298)	(886)
Other	147	711	(1)	1,720
Elimination of intersegment loss	2,479	138	11,722	2,910

	$1,710	$6,842	$(14,921)	$8,619

	June 30,	September 30,
	2007	2006
Total assets:
Castings	$495,723	$472,760
Forgings	4,412	6,399
Other	12,022	10,285
Elimination of intersegment assets	(74,054)	(78,524)

	$438,103	$410,920

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
Recent Developments
Refinancing Transactions. On December 29, 2006, we repaid our outstanding indebtedness under our then existing credit facility, repurchased all $133.1 million of our outstanding 11% Senior Secured Notes due 2010 through an issuer tender offer, retired $75 million of our outstanding 13% Senior Subordinated Notes due 2013 (the “13% Notes”) by exchanging them for $75 million of our new 12 1/2% Senior Subordinated Notes due 2013 (the “12 1/2% Notes”) in a private transaction, and called for redemption all $25 million of our 13% Notes that remained outstanding after the exchange for 12 1/2% Notes. Those remaining 13% Notes were redeemed on February 2, 2007. To fund these payments and to provide cash for our capital expenditures, ongoing working capital requirements and general corporate purposes, we (a) issued $225 million of new 9 1/2% Senior Secured Notes due 2017 (the “9 1/2% Notes”) and the $75 million of 12 1/2% Notes and (b) entered into an amended and restated credit facility (the “2006 Credit Facility”) providing for borrowings in an amount up to $100.0 million. The 9 1/2% Notes were initially issued in a private offering that was not registered under the Securities Act, and were subsequently registered pursuant to an exchange offer in which the unregistered notes were exchanged for freely transferable notes. That exchange offer was completed on April 18, 2007. We refer to these actions collectively as the “Refinancing Transactions.”
New Mold Line. We are continuing to invest in a $54 million capital project to replace a 40-year-old mold line at our Neenah facility. Our new state-of-the-art mold line is expected to significantly enhance operating efficiencies, increase capacity and provide expanded molding capabilities for our heavy municipal products. As of June 30, 2007, $19.3 million (excluding capitalized interest of $1.4 million) has been spent on the new mold line project with approximately $34.7 million remaining to be spent to complete the project. Based on our current and projected level of operations, we anticipate that operating cash flows and borrowings under the 2006 Credit Facility will be sufficient to fund this and other anticipated operational investments, including working capital and capital expenditure needs, over the remaining construction timeframe. We expect the new mold line to become operational in spring of 2008.
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
Coke Supplier Ceases Operations. Our major supplier of metallurgical coke, a key raw material used in our iron melting process, ceased coking production and operations at its plant in May, 2007. We have secured other alternatives to ensure coke supply to our foundries. Increases in price or interruptions in availability of coke could reduce our profits.

Results of Operations
The following discussions compare the results of operations of the Company for the three and nine months ended June 30, 2007, to the results of the operations of the Company for the three and nine months ended June 30, 2006.
Three months ended June 30, 2007 and 2006
Net sales. Net sales for the three months ended June 30, 2007 were $126.8 million, which are $20.9 million or 14.2% lower than the quarter ended June 30, 2006. The decrease was primarily due to reduced shipments of heavy-duty truck components and municipal products. Due to new emission standards that took effect January 1, 2007, heavy-duty truck production has declined significantly as many customers accelerated purchases in 2006, artificially increasing 2006 sales to customers in the heavy-duty truck market. As a result, sales of heavy-duty truck products are down approximately $17.7 million from third quarter 2006 levels. New housing starts have declined in fiscal 2007 from 2006 levels, reflecting softness in the overall housing sector. As a result, sales of municipal products castings are down approximately $2.4 million from third quarter 2006 levels. Sales to other markets are down approximately $0.8 million from third quarter 2006 levels.
Cost of sales. Cost of sales for the three months ended June 30, 2007 were $104.5 million, a decrease of $13.3 million, or 11.3%, as compared to the quarter ended June 30, 2006. Cost of sales as a percentage of net sales increased to 82.4% for the three months ended June 30, 2007 from 79.8% for the three months ended June 30, 2006, primarily as a result of an approximately 4% increase in raw material costs, principally in the price of steel scrap, and a decreased ability to absorb fixed costs due to lower production levels.
Gross profit. Gross profit for the three months ended June 30, 2007 was $22.3 million, a decrease of $7.7 million, or 25.7%, as compared to the quarter ended June 30, 2006. Gross profit as a percentage of net sales decreased to 17.6% for the three months ended June 30, 2007 from 20.2% for the three months ended June 30, 2006, primarily as a result of the increased raw material costs and a decreased ability to absorb fixed costs due to lower production levels as discussed above.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2007 were $10.4 million, an increase of $1.7 million, or 19.5%, as compared to the $8.7 million for the quarter ended June 30, 2006. Selling, general and administrative expenses as a percentage of net sales increased to 8.2% for the quarter ended June 30, 2007 from 5.9% for the quarter ended June 30, 2006, due to an additional $0.95 million of expense recognized for the settlement of a disputed claim from an investment bank and $0.65 million of expense for the settlement of an employment related lawsuit.
Amortization of intangible assets. Amortization of intangible assets was $1.8 million for the three months ended June 30, 2007 and 2006.
Operating income. Operating income was $10.0 million for the three months ended June 30, 2007, a decrease of $9.4 million from operating income of $19.4 million for the quarter ended June 30, 2006. As a percentage of net sales, the operating income decreased to 8.0% for the three months ended June 30, 2007 from 13.1% for the three months ended June 30, 2006. The decrease in operating income was due to the reduced sales volume, the increase in raw materials costs and increased costs associated with the settlements of claims as discussed above.
Net interest expense. Net interest expense was $7.2 million for the three months ended June 30, 2007 compared to $8.4 million for the quarter ended June 30, 2006. The decrease in interest expense was the result of capitalizing interest incurred on borrowings used to finance the new mold line, lower interest rates on borrowings in the third quarter 2007 compared to the third quarter 2006 and the termination of bond discount amortization as a result of the Refinancing Transactions.
Income tax provision. The effective tax rate for the three months ended June 30, 2007 and 2006 was 39% and 38%, respectively. The effective tax rate for the three months ended June 30, 2007 and 2006 includes the estimated favorable impact of the Production Activities Deduction as permitted under the American Jobs Creation Act of 2004.

Nine months ended June 30, 2007 and 2006
Net sales. Net sales for the nine months ended June 30, 2007 were $356.0 million, which are $44.0 million or 11.0% lower than the nine months ended June 30, 2006. The decrease was primarily due to reduced shipments of municipal products, components shipped to heating, ventilation and air conditioning (HVAC) customers and heavy-duty truck components. New housing starts have declined in fiscal 2007 from 2006 levels, reflecting softness in the overall housing sector. As a result, sales of municipal products castings are down approximately $12.0 million in the nine months ended June 30, 2007 compared to the same period in 2006 and sales to the HVAC market are down approximately $6.9 million in the nine months ended June 30, 2007 compared to the same period in 2006. Also, due to new emission standards that took effect January 1, 2007, heavy-duty truck production has declined significantly as many customers accelerated purchases in 2006, artificially increasing 2006 sales to customers in the heavy-duty truck market. As a result, sales of heavy-duty truck products are down approximately $17.9 million in the nine months ended June 30, 2007 compared to the same period in 2006. Sales to other markets are down approximately $7.2 million in the nine months ended June 30, 2007 compared to the same period in 2006.
Cost of sales. Cost of sales for the nine months ended June 30, 2007 was $304.3 million, a decrease of $25.4 million, or 7.7%, as compared to the nine months ended June 30, 2006. Cost of sales as a percentage of net sales increased to 85.5% for the nine months ended June 30, 2007 from 82.4% for the nine months ended June 30, 2006, primarily as a result of an approximately 4% increase in raw material costs, principally in the price of steel scrap, and a decreased ability to absorb fixed costs due to lower production levels.
Gross profit. Gross profit for the nine months ended June 30, 2007 was $51.7 million, a decrease of $18.6 million, or 26.5%, as compared to the nine months ended June 30, 2006. Gross profit as a percentage of net sales decreased to 14.5% for the nine months ended June 30, 2007 from 17.6% for the nine months ended June 30, 2006, primarily as a result of the increased raw material costs and a decreased ability to absorb fixed costs due to lower production levels as discussed above.
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended June 30, 2007 were $27.9 million, an increase of $2.0 million, or 7.7%, as compared to the $25.9 million for the nine months ended June 30, 2006. Selling, general and administrative expenses as a percentage of net sales increased to 7.8% for the nine months ended June 30, 2007 from 6.5% for the nine months ended June 30, 2006. The increase in selling, general and administrative expenses is due mainly to a decrease in the rebate received from countervailing duties assessed on imported products, increased costs incurred to comply with the order of abatement at the Gregg facility, an additional $0.95 million of expense recognized for the settlement of a disputed claim from an investment bank and $0.65 million of expense for the settlement of an employment related lawsuit.
Amortization of intangible assets. Amortization of intangible assets was $5.3 million for the nine months ended June 30, 2007 and 2006.
Debt refinancing costs. The Company recorded $20.4 million of debt refinancing costs in the nine months ended June 30, 2007 related to the Refinancing Transactions. This amount consisted of a $12.9 million tender premium paid to repurchase the 11% Senior Secured Notes due 2010, $5.9 million to write off the unamortized portion of discount on our 11% Senior Secured Notes and $1.6 million to write off the unamortized portion of deferred financing costs on our old indebtedness.
Operating income(loss). Operating loss was $2.0 million for the nine months ended June 30, 2007, a decrease of $41.0 million from operating income of $39.0 million for the nine months ended June 30, 2006. As a percentage of net sales, the operating loss was (0.5)% for the nine months ended June 30, 2007, compared to operating income of 9.8% of net sales for the nine months ended June 30, 2006. The decrease in operating income was primarily due to the reduced sales volume, $20.4 million of refinancing costs incurred in connection with the Refinancing Transactions described above, the increases in raw material costs and increased costs associated with the settlement of claims discussed above.
Net interest expense. Net interest expense was $22.5 million for the nine months ended June 30, 2007 compared to $24.9 million for the nine months ended June 30, 2006. The decrease in interest expense was the result of capitalizing interest incurred on borrowings used to finance the new mold line, lower interest rates on borrowings in the nine months ended June 30, 2007 and the termination of bond discount amortization as a result of the Refinancing Transactions.
Income tax provision(benefit). The effective tax rate for the nine months ended June 30, 2007 and 2006 was 39%. The effective tax rate for the nine months ended June 30, 2007 and 2006 includes the estimated favorable impact of the Production Activities Deduction as permitted under the American Jobs Creation Act of 2004.

Liquidity and Capital Resources
As of June 30, 2007 our outstanding indebtedness consisted of $225.0 million of outstanding 9 1/2% Notes, $1.5 million of capital lease obligations, $75.0 million of outstanding 12 1/2% Notes, and $18.8 million of borrowings outstanding under the 2006 Credit Facility. Our primary sources of liquidity in the future will be cash flow from operations and borrowings under our 2006 Credit Facility. We expect that ongoing requirements for debt service, capital expenditures and other operating needs will be funded from these sources of funds.
2006 Credit Facility. The 2006 Credit Facility provides for borrowings in an amount up to $100.0 million and includes a provision permitting us from time to time to request increases (subject to the lenders’ consent) in the aggregate amount by up to $10.0 million with the increases to be funded through additional commitments from existing lenders or new commitments from financial institutions acceptable to the current lenders. It matures on December 31, 2011. Outstanding borrowings bear interest at rates based on the lenders’ Base Rate, as defined in the 2006 Credit Facility, or, if we so elect, at an adjusted rate based on LIBOR. Availability under the 2006 Credit Facility is subject to customary conditions and is limited by our borrowing base determined by the amount of our accounts receivable, inventory and casting patterns and core boxes. Amounts under the 2006 Credit Facility may be borrowed, repaid and reborrowed subject to the terms of the facility. At June 30, 2007, we had approximately $18.8 million outstanding under the 2006 Credit Facility and had unused availability of $77.1 million.
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
The 2006 Credit Facility requires us to prepay outstanding principal amounts upon certain asset sales, upon certain equity offerings, and under certain other circumstances. It also requires us to observe certain customary conditions, affirmative covenants and negative covenants including financial covenants and it requires us to maintain a specified minimum interest coverage ratio or specified fixed charge coverage ratio whenever our unused availability is less than $15.0 million. Non-compliance with the covenants could result in the requirement to immediately repay all amounts outstanding under the 2006 Credit Facility which could have a material adverse effect on our results of operations, financial position and cash flow. The 2006 Credit Facility also contains events of default customary for these types of facilities, including, without limitation, payment defaults, material misrepresentations, covenant defaults, bankruptcy and certain changes of ownership or control of the Company, NFC or Neenah Enterprises, Inc. (formerly ACP Holding Company), NFC’s immediate parent company. We are prohibited from paying dividends, with certain limited exceptions, and are restricted to a maximum yearly stock repurchase of $1.0 million.
At June 30, 2007, we were in compliance with existing bank covenants.
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
12 1/2% Notes. The $75.0 million of outstanding 12 1/2% Notes will mature on September 30, 2013. The 12 1/2% Notes were issued to Tontine Capital Partners, L.P., the controlling shareholder of Neenah Enterprises, Inc. (formerly ACP Holding Company) (which is our ultimate parent company), in exchange for an equal principal amount of our 13% Notes that were held by Tontine. The obligations under the 12 1/2% Notes are senior to our subordinated unsecured indebtedness, if any, and are subordinate to the 2006 Credit Facility and the 9 1/2% Notes. Interest on the 12 1/2% Notes is payable on a semi-annual basis. Not less than five percent (500 basis points) of the interest on the 12 1/2% Notes must be paid in cash and the remainder (up to 7 1/2% or 750 basis points) of the interest may be deferred at our option. We must pay interest on any interest so deferred at a rate of 12 1/2% per annum. Our obligations under the 12 1/2% Notes are guaranteed on an unsecured basis by each of our wholly owned subsidiaries. Subject to the restrictions in the 2006 Credit Facility and in the indenture for the 9 1/2% Notes, the 12 1/2% Notes are redeemable at our option in whole or in part at any time, with not less than 30 days nor more than 60 days notice, at 100.000% of the principal amount thereof, plus accrued and unpaid interest up to the redemption date. Upon the occurrence of a “change of control,” we are required to make an offer to purchase the 12 1/2% Notes at 101.000% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The 12 1/2% Notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The 12 1/2% Notes also contain customary events of default typical to this type of financing, such as, (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.
Under the new capital structure resulting from the Refinancing Transactions, we currently have no principal amortization requirements. We expect to use cash flow from operations and a portion of our unused availability under the 2006 Credit Facility to fund the new mold line described above under “Recent Developments.”
For the nine months ended June 30, 2007 and June 30, 2006, capital expenditures were $33.3 million and $13.4 million, respectively. Capital expenditures for the nine months ended June 30, 2006 represent a level of capital expenditures necessary to maintain equipment and facilities. The increased level of capital expenditures for the nine months ended June 30, 2007 includes $19.7 million (including capitalized interest of $1.4 million) for the new mold line at the Neenah location described above under “Recent Developments.”
Our principal sources of cash to fund our liquidity needs are net cash from operating activities, and borrowings under the 2006 Credit Facility. At June 30, 2007, we had approximately $18.8 million outstanding under the 2006 Credit Facility and had unused availability of $77.1 million. Net cash used in operating activities during the nine months ended June 30, 2007 was $17.9 million, a decrease of $19.2 million over net cash of $1.3 million provided by operating activities during the nine months ended June 30, 2006. The increase in cash used in operating activities was due to changes in working capital accounts and a decrease in net income of $23.5 million. The major reasons for the decrease in net income include $20.4 million in refinancing costs incurred during the nine months ended June 30, 2007 ($12.4 million after giving effect to income taxes), $40 million in reduced sales volume and escalating scrap metal prices of $60 to $100 per ton depending on the grade used that could not be entirely recovered through the implementation of a metal surcharge. Of the $20.4 million in refinancing costs, $7.5 million resulted from the non-cash write-off of deferred financing costs and discounts on notes ($4.6 million after giving effect to income taxes).
Future Capital Needs. We are significantly leveraged. Our ability to meet debt obligations will depend upon future operating performance which will be affected by many factors, some of which are beyond our control. We are proceeding with a major capital project to replace an existing mold line that is expected to enhance efficiency, increase capacity and provide expanded molding capabilities. Based on our current level of operations, we anticipate that our operating cash flows and borrowings under the 2006 Credit Facility will be sufficient to fund anticipated operational investments, including working capital and capital expenditure needs, for at least the next twelve months. If, however, we are unable to service our debt requirements as they become due or if we are unable to maintain ongoing compliance with certain covenants, we may be forced to adopt alternative strategies that may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing indebtedness or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all.

Contractual Obligations
The following table includes the Company’s significant contractual obligations at June 30, 2007 (in millions):

		Less Than			More Than
	Total	1 year	1-3 Years	3-5 Years	5 Years
Long-term debt	$300.0	$—	$—	$—	$300.0
Interest on long-term debt	261.9	31.0	61.5	61.5	107.9
Revolving line of credit	18.8	18.8	—	—	—
Interest and fees on revolving line of credit	0.7	0.7	—	—	—
Capital leases	1.5	0.2	0.4	0.4	0.5
Operating leases	5.2	1.9	2.3	0.8	0.2
New mold line commitments	20.5	20.5	—	—	—

Total contractual obligations	$608.6	$73.1	$64.2	$62.7	$408.6

     As of June 30, 2007, other than the new mold line commitments listed above, the Company had no material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its pension and post-retirement plans which are discussed in detail in Note 8 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2006. As of the most recent actuarial measurement date, the Company anticipates making $2.4 million of contributions to pension plans in fiscal 2007. Post-retirement medical claims are paid as they are submitted and are anticipated to be $0.5 million in fiscal 2007.
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
Interest Rate Sensitivity. Although the 9 1/2% Notes and the 12 1/2% Notes are subject to fixed interest rates, the Company’s earnings are affected by changes in short-term interest rates as a result of its borrowings under the 2006 Credit Facility. As of June 30, 2007 the Company has $18.8 million outstanding under the 2006 Credit Facility. If market interest rates for such borrowings change by 1% during the remainder of the fiscal year ending September 30, 2007, the Company’s interest expense would increase or decrease by approximately $0.02 million. This analysis does not consider the effects of changes in the level of overall economic activity that could occur due to interest rate changes. Further, in the event of an upward change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.
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

NEENAH FOUNDRY COMPANY
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
The following should be read in conjunction with Item 3. “Legal Proceedings” in Part I of our 2006 Annual Report on Form 10-K and in Item 1 in Part II of our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2006 and March 31, 2007.
See “Recent Developments—Order of Abatement at Gregg Facility” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report, which is incorporated herein by reference.
We have settled a previously disclosed claim from an investment bank for $3.34 million in fees allegedly arising from Tontine’s acquisition of control of the Company in May 2006. We increased the accrual for this loss contingency from $0.55 million to $1.5 million in June 2007 and paid that amount to settle the claim in July 2007.
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

Item 5. Other Information
On May 1, 2007, Joseph L. DeRita, who was a “named executive officer” in the Summary Compensation Table included in the Company’s Form 10-K for the fiscal year ended September 30, 2006, began to transition into a lesser role with the Company. Prior to May 1, 2007, Mr. DeRita served as Division President — Dalton Corporation, a wholly-owned subsidiary of the Company. In connection with this transition, Mr. DeRita’s annual salary has been reduced to $200,000.
Item 6. Exhibits
(a) Exhibits
See the Exhibit Index following the signature page of this report, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEENAH FOUNDRY COMPANY

DATE: August 13, 2007	/s/ Gary W. LaChey

Gary W. LaChey
Corporate Vice President — Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

NEENAH FOUNDRY COMPANY
(THE “REGISTRANT”)
(COMMISSION FILE NO. 333-28751)
Exhibit Index
to
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2007

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation of Neenah Enterprises, Inc.	Exhibit 3.3 to Amendment No. 2 to Neenah Enterprises, Inc.’s Form 10 Registration Statement (SEC File No. 000-52681)

3.2	Amended and Restated Bylaws of Neenah Enterprises, Inc.	Exhibit 3.4 to Amendment No. 2 to Neenah Enterprises, Inc.’s Form 10 Registration Statement (SEC File No. 000-52681)

10.1	Neenah Enterprises, Inc. Incentive Compensation Plan	Exhibit 10.1 to Neenah Foundry’s Current Report on Form 8-K dated July 26, 2007

10.2	Neenah Enterprises, Inc. Management Equity Incentive Plan (an amendment and restatement of the 2003 Management Equity Incentive Plan)	Exhibit 10.2 to Neenah Foundry’s Current Report on Form 8-K dated July 26, 2007

10.3	Employment Agreement by and among Neenah Foundry Company, Registrant and William M. Barrett	Exhibit 10.1 to Neenah Foundry’s Current Report on Form 8-K dated June 29, 2007

10.4	Employment Agreement and Restricted Stock Grant by and among Neenah Foundry Company, Registrant and Robert E. Ostendorf, Jr.	Exhibit 10.1 to Neenah Foundry’s Current Report on Form 8-K dated June 5, 2007

10.5	Amendment No. 1 to the Neenah Foundry Company 2003 Severance and Change of Control Plan	Exhibit 10.3 to Neenah Foundry’s Current Report on Form 8-K dated June 5, 2007

10.6	Amendment No. 1, dated as of February 9, 2007, to Amended and Restated Loan and Security Agreement, dated as of December 29, 2006, by and among Neenah Foundry Company, its subsidiaries party thereto, the various lenders party thereto and Bank of America, N.A., as agent		X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Chief Executive and Chief Financial Officers’ certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X