Form 10-Q
period 2008-06-30
NEENAH FOUNDRY CO; NEENAH ENTERPRISES, INC.
filed 2008-08-13
CIK 1040599, 855667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Executive Offices, and Telephone No.	IRS Employer Identification No.

000-52681	Neenah Enterprises, Inc. (a Delaware Corporation) 2121 Brooks Avenue P.O. Box 729 Neenah, WI 54957 (920) 725-7000	25-1618281

333-28751	Neenah Foundry Company (a Wisconsin Corporation) 2121 Brooks Avenue P.O. Box 729 Neenah, WI 54957 (920) 725-7000	39-1580331
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated flier, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Neenah Enterprises, Inc.	Neenah Foundry Company
Large accelerated filer	☐	☐

Accelerated filer	☐	☐

Non-accelerated filer	☑	☑

Smaller reporting company	☐	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Neenah Enterprises, Inc.	Yes ☐ No ☑
Neenah Foundry Company	Yes ☐ No ☑
Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

Neenah Enterprises, Inc.	As of July 31, 2008, Neenah Enterprises, Inc. had 14,251,934 shares of common stock outstanding.

Neenah Foundry Company	As of July 31, 2008, Neenah Foundry Company had 1,000 shares of common stock outstanding, all of which were owned by NFC Castings, Inc, a wholly owned subsidiary of Neenah Enterprises, Inc.

NEENAH ENTERPRISES, INC.
NEENAH FOUNDRY COMPANY
Form 10-Q Index
For the Quarter Ended June 30, 2008

NEENAH ENTERPRISES, INC.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	September 30,
	2008	2007(1)
	(Unaudited)
Assets
Current assets:
Cash	$—	$—
Accounts receivable, net	97,057	81,085
Inventories	69,268	64,196
Deferred income taxes	3,070	3,070
Refundable income taxes	5,684	6,501
Other current assets	7,096	6,479

Total current assets	182,175	161,331

Property, plant and equipment	214,703	179,522
Less accumulated depreciation	59,890	47,972

	154,813	131,550

Deferred financing costs, net	3,114	3,457
Identifiable intangible assets, net	49,609	54,951
Goodwill	86,699	86,699
Other assets	6,733	5,986

	$483,143	$443,974

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$36,478	$27,764
Accrued wages and employee benefits	10,711	13,139
Accrued interest	186	5,449
Accrued interest — related party	—	2,344
Other accrued liabilities	2,701	4,763
Current portion of long-term debt	66,451	17,152
Current portion of capital lease obligations	213	213

Total current liabilities	116,740	70,824

Long-term debt	225,000	225,000
Long-term debt — related party	75,000	75,000
Capital lease obligations	1,065	1,222
Deferred income taxes	28,134	28,134
Postretirement benefit obligations	5,386	5,269
Other liabilities	8,804	7,960

Total liabilities	460,129	413,409

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share — 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share — 35,000,000 shares authorized, 13,741,337 and 13,672,764 issued and outstanding at June 30, 2008 and September 30, 2007, respectively	138	137
Capital in excess of par value	5,939	5,686
Retained earnings	12,886	20,571
Accumulated other comprehensive income	4,051	4,171

Total stockholders’ equity	23,014	30,565

	$483,143	$443,974

See notes to condensed consolidated financial statements.

(1)	The balance sheet as of September 30, 2007 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

NEENAH ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$154,322	$126,838	$370,205	$355,969
Cost of sales	132,745	104,126	326,259	303,574

Gross profit	21,577	22,712	43,946	52,395
Selling, general and administrative expenses	8,887	10,436	26,787	27,865
Restructuring costs	—	—	1,227	—
Amortization of intangible assets	1,780	1,782	5,342	5,342
Loss (gain) on disposal of equipment	(37)	42	(56)	(22)

Total operating expenses	10,630	12,260	33,300	33,185

Operating income	10,947	10,452	10,646	19,210
Interest expense	(6,116)	(4,870)	(16,800)	(17,781)
Interest expense — related party	(2,344)	(2,344)	(7,032)	(4,688)
Debt refinancing costs	—	—	—	(20,429)

Income (loss) before income taxes	2,487	3,238	(13,186)	(23,688)
Income tax provision (benefit)	112	1,274	(5,501)	(9,219)

Net income (loss)	$2,375	$1,964	$(7,685)	$(14,469)

Income (loss) per share:
Basic	$0.17	$0.19	$(0.56)	$(1.50)
Diluted	$0.15	$0.15	$(0.56)	$(1.50)

Shares used in the computation of income (loss) per share:
Basic	13,691	10,240	13,687	9,677
Diluted	16,121	12,740	13,687	9,677
See notes to condensed consolidated financial statements.

NEENAH ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended
	June 30,
	2008	2007
Operating activities
Net loss	$(7,685)	$(14,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,752	15,385
Amortization of deferred financing costs and discount on notes	343	670
Write-off of deferred financing costs and discount on notes	—	7,512
Stock-based compensation	250	—
Changes in operating assets and liabilities	(24,132)	(26,999)

Net cash used in operating activities	(13,472)	(17,901)

Investing activities
Purchase of property, plant and equipment	(35,673)	(33,315)

Net cash used in investing activities	(35,673)	(33,315)

Financing activities
Net change in revolver balance	49,299	(5,790)
Proceeds from long-term debt	—	225,000
Proceeds from long-term debt — related party	—	75,000
Payments on long-term debt and capital lease obligations	(157)	(165,026)
Payments on long-term debt — related party	—	(75,115)
Proceeds from exercise of stock warrants	3	—
Debt issuance costs	—	(3,763)

Net cash provided by financing activities	49,145	50,306

Decrease in cash	—	(910)
Cash at beginning of period	—	910

Cash at end of period	$—	$—

See notes to condensed consolidated financial statements.

NEENAH ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)
Note 1 — Basis of Presentation
Neenah Enterprises, Inc. (“NEI”) is a Delaware corporation which has no business activity other than its ownership of NFC Castings, Inc. Neenah Foundry Company (Neenah) is a wholly owned subsidiary of NFC Castings, Inc. NEI, alone or together with its subsidiaries as appropriate in the context, is referred to as “the Company.” The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. Certain reclassifications have been made to the fiscal 2007 condensed consolidated financial statements to conform to the fiscal 2008 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in NEI’s Annual Report on Form 10-K for the year ended September 30, 2007.
Note 2 — Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
The Company adopted FIN 48 as of October 1, 2007. As a result of the adoption of FIN 48, the Company had no change to the liability for unrecognized tax benefits. The total gross liability for unrecognized tax benefits (excluding penalties and interest) was $2.3 million at October 1, 2007. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in future periods. The Company’s accounting policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest was $.8 million at October 1, 2007 and $1.0 million at June 30, 2008. There were no penalties accrued. There was a decrease of $1.1 million in the gross liability for unrecognized tax benefits during the three and nine month periods ended June 30, 2008 due to the reversal of reserves for tax contingencies which are no longer required due to completion of an IRS examination in the third quarter of fiscal 2008. The Company and/or its subsidiaries files income tax returns in the United States Federal and various state jurisdictions. The Company is no longer subject to income tax examinations for any significant tax jurisdictions for any tax year before 2005.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) which requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial gains and losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. Additionally, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position and provide additional disclosures. On September 30, 2007, the Company adopted the provisions of SFAS 158 by recognizing the funded status of its defined benefit pension and postretirement benefit plans in the balance sheet. In addition, the Company will be required to measure the plan assets and benefit obligations as of the date of the year-end balance sheet by September 30, 2009. The Company is currently evaluating the impact the change in the measurement date will have on its consolidated financial statements and notes thereto.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company is required to adopt SFAS 157 effective October 1, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on its future results of operations and financial condition.

In September 2006, the FASB issued Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP). This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and was effective for fiscal years beginning after December 15, 2006. Prior to the adoption of this FSP, the Company determined its planned maintenance costs for the year and amortized these costs ratably throughout the year. On October 1, 2007, the Company began accounting for its planned major maintenance activities in accordance with FSP No. AUG AIR-1 by expensing the costs in the month in which they were incurred. The implementation of FSP No. AUG AIR-1 will not have any impact on the Company’s year end financial position or full year results of operations and cash flows as all maintenance costs incurred have been and continue to be expensed in the fiscal year in which the maintenance activity occurs. In accordance with FSP No. AUG AIR-1, the Company’s financial position, results of operations and cash flows for each quarter of the fiscal year ended September 30, 2007 were adjusted to apply the FSP retrospectively. The following financial statement line items as of and for the three and nine month periods ended June 30, 2007 were adjusted as follows (in thousands, except per share data):

Statement of Operations	As Originally		Effect of
Three Months Ended June 30, 2007	Reported	As Adjusted	Change
Cost of sales	$104,541	$104,126	$(415)
Gross profit	22,297	22,712	415
Operating income	10,037	10,452	415
Income before income taxes	2,823	3,238	415
Income tax provision	1,113	1,274	161
Net income	1,710	1,964	254

Income per share:
Basic	0.17	0.19	0.02
Diluted	0.13	0.15	0.02

Statement of Operations	As Originally		Effect of
Nine months ended June 30, 2007	Reported	As Adjusted	Change
Cost of sales	$304,314	$303,574	$(740)
Gross profit	51,655	52,395	740
Operating income	18,470	19,210	740
Loss before income taxes	(24,428)	(23,688)	740
Income tax benefit	(9,507)	(9,219)	288
Net loss	(14,921)	(14,469)	452

Loss per share:
Basic	(1.54)	(1.50)	0.04
Diluted	(1.54)	(1.50)	0.04

Statement of Cash Flows	As Originally		Effect of
Nine months ended June 30, 2007	Reported	As Adjusted	Change
Net loss	$(14,921)	$(14,469)	$452
Changes in operating assets and liabilities	(26,547)	(26,999)	(452)
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is required to adopt SFAS 159 effective October 1, 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on its future results of operations and financial condition.

Note 3 — Inventories
The components of inventories are as follows:

	June 30,	September 30,
	2008	2007
Raw materials	$8,658	$6,941
Work in process and finished goods	42,954	41,407
Supplies	17,656	15,848

	$69,268	$64,196

Note 4 — Comprehensive Income (Loss)
Comprehensive income for the three-month periods ended June 30, 2008 and 2007 was $2,375 and $1,964, respectively. Comprehensive loss for the nine-month periods ended June 30, 2008 and 2007 was $7,805 and $14,469, respectively. Amounts included in accumulated other comprehensive income (loss) relate to unrecognized pension and post retirement benefit plan liabilities.
Note 5 — Employee Benefit Plans
Components of Net Periodic Benefit Cost
The Company has five defined-benefit pension plans covering the majority of its hourly employees and also sponsors unfunded defined benefit postretirement health care plans covering substantially all salaried and hourly employees at Neenah and their dependents. Components of net periodic benefit costs are as follows for the three and nine month periods ended June 30, 2008 and 2007:

	Pension Benefits		Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Service cost	$461	$586	$55	$50
Interest cost	1,098	1,675	81	75
Expected return on plan assets	(1,365)	(1,984)	—	—
Amortization of prior service cost (credit)	4	8	(13)	(12)
Recognized net actuarial gain	—	—	(53)	(51)

Net periodic benefit cost	$198	$285	$70	$62

	Pension Benefits		Postretirement Benefits
	Nine months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Service cost	$1,383	$1,349	$165	$150
Interest cost	3,292	3,251	243	225
Expected return on plan assets	(4,093)	(3,862)	—	—
Amortization of prior service cost (credit)	13	22	(39)	(38)
Recognized net actuarial gain	—	—	(159)	(154)

Net periodic benefit cost	$595	$760	$210	$183

Employer Contributions
For the nine months ended June 30, 2008, $1,563 of contributions have been made to the defined-benefit pension plans. The Company presently anticipates contributing an additional $500 to fund its pension plans in fiscal 2008 for a total of $2,063.

Note 6 — Refinancing Transactions
On December 29, 2006, the Company repaid its outstanding indebtedness under Neenah’s then existing credit facility, repurchased all $133,130 of Neenah’s outstanding 11% Senior Secured Notes due 2010 through an issuer tender offer, retired $75,000 of Neenah’s outstanding 13% Senior Subordinated Notes due 2013 (the 13% Notes) by exchanging them for $75,000 of new 12 1/2% Senior Subordinated Notes due 2013 (the 12 1/2% Notes) in a private transaction, and issued a notice to redeem the remaining $25,000 of 13% Notes that remained outstanding after the initial exchange. The remaining 13% Notes were redeemed on February 2, 2007. To fund these payments and to provide cash for capital expenditures, ongoing working capital requirements and general corporate purposes, Neenah (a) issued $225,000 of 9 1/2% Senior Secured Notes due 2017 (the 9 1/2% Notes) and $75,000 of the 12 1/2% Notes and (b) entered into an amended and restated credit facility (the 2006 Credit Facility) providing for borrowings in an amount up to $100,000. The 12 1/2% Notes were issued in a related party transaction with a substantial stockholder of the Company in exchange for the 13% Notes held by such stockholder.
As a result of the refinancing transactions discussed above, Neenah incurred $20,429 of debt refinancing costs in the year ended September 30, 2007. This amount consisted of a $12,917 tender premium paid to repurchase the 11% Senior Secured Notes, $5,940 to write off the unamortized discount on the 11% Senior Secured Notes and $1,572 to write off the unamortized deferred financing costs on the indebtedness existing prior to the refinancing.
Note 7 — Cost Reduction Actions
On November 16, 2007, the Company announced a restructuring plan to reduce costs and improve general operating efficiencies. The restructuring primarily consisted of salaried headcount reductions at the Company’s operating facilities. In connection with the restructuring plan, the Company incurred employee termination costs of $1,227, which were recognized as a charge to operations during the first quarter of fiscal 2008. The employee termination costs are presented as restructuring costs in the condensed consolidated statement of operations. During the first nine months of fiscal 2008, $810 of employee termination costs were paid, with the remaining $417 recorded in accrued wages and employee benefits in the condensed consolidated balance sheet. A majority of the employee termination costs relate to headcount reductions in the castings segment with a small portion attributable to the forgings segment.
Note 8 — Contingencies
Fox River Cleanup Matter. Certain areas of the Lower Fox River System in Wisconsin have been designated for remedial activities under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) due to PCB contamination. Neenah Foundry Company (“Neenah”) operates a facility near this area. With respect to the Fox River PCB site, Appleton Papers Inc. (“API”) and NCR Corporation (“NCR”) commenced an action in U.S. District Court for the Eastern District of Wisconsin on January 7, 2008 seeking to allocate among all responsible parties the equitable shares of response costs and natural resources damages associated with the environmental contamination of the Fox River. API and NCR indicated that they believe that other parties, including Neenah, should participate in the funding of this work because they allegedly contributed to the environmental contamination and are responsible parties. Accordingly, in a letter dated March 12, 2008, API and NCR notified Neenah that they were thereby terminating the 2004 tolling and standstill agreement among Neenah, NCR, API, and Arjo Wiggins Appleton Ltd., with the intent of adding Neenah as a party to the referenced litigation. On April 14, 2008, Neenah was served with a third amended complaint and joined as a defendant in the pending lawsuit brought by plaintiffs API and NCR. Plaintiffs make claims against Neenah (and other defendants) for response costs allegedly incurred by plaintiffs, contribution, and declaratory relief. No case management dates have yet been set in the case. Neenah will assert factual and legal defenses to these claims. The Company is also exploring the possibility of reimbursement of certain expenses and defense costs incurred relating to the case from its liability insurance carriers. There have been no amounts accrued for potential liability in this case as of June 30, 2008.
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

Note 9 — Segment Information
The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells gray and ductile iron castings for the industrial and municipal markets, while the Forgings segment manufactures and sells forged components for the industrial market. The Other segment includes machining operations and freight hauling.
The Company evaluates performance and allocates resources based on the operating income before depreciation and amortization charges of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007. The following segment information is presented:

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues from external customers:
Castings	$141,328	$116,328	$332,659	$321,841
Forgings	11,100	8,548	31,309	28,011
Other	4,651	4,365	13,612	13,065
Elimination of intersegment revenues	(2,757)	(2,403)	(7,375)	(6,948)

	$154,322	$126,838	$370,205	$355,969

Net income (loss):
Castings	$2,315	$2,549	$(8,091)	$(14,180)
Forgings	(110)	(585)	8	(298)
Other	155	(78)	222	(226)
Elimination of intersegment loss	15	78	176	235

	$2,375	$1,964	$(7,685)	$(14,469)

	June 30,	September 30,
	2008	2007
Total assets:
Castings	$468,474	$431,906
Forgings	23,445	19,015
Other	9,005	8,336
Elimination of intersegment assets	(17,781)	(15,283)

	$483,143	$443,974

NEENAH FOUNDRY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	September 30,
	2008	2007(1)
	(Unaudited)
Assets
Current assets:
Cash	$—	$—
Accounts receivable, net	97,057	81,085
Inventories	69,268	64,196
Deferred income taxes	3,070	3,070
Refundable income taxes	5,684	6,501
Other current assets	7,096	6,479

Total current assets	182,175	161,331

Property, plant and equipment	214,703	179,522
Less accumulated depreciation	59,890	47,972

	154,813	131,550

Deferred financing costs, net	3,114	3,457
Identifiable intangible assets, net	49,609	54,951
Goodwill	86,699	86,699
Other assets	6,733	5,986

	$483,143	$443,974

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$36,478	$27,764
Accrued wages and employee benefits	10,711	13,139
Accrued interest	186	5,449
Accrued interest — related party	—	2,344
Other accrued liabilities	2,958	5,016
Current portion of long-term debt	66,451	17,152
Current portion of capital lease obligations	213	213

Total current liabilities	116,997	71,077

Long-term debt	225,000	225,000
Long-term debt — related party	75,000	75,000
Capital lease obligations	1,065	1,222
Deferred income taxes	28,134	28,134
Postretirement benefit obligations	5,386	5,269
Other liabilities	8,804	7,960

Total liabilities	460,386	413,662

Commitments and contingencies

Stockholder’s equity:
Common stock	100	100
Capital in excess of par value	5,720	5,470
Retained earnings	12,886	20,571
Accumulated other comprehensive income	4,051	4,171

Total stockholder’s equity	22,757	30,312

	$483,143	$443,974

See notes to condensed consolidated financial statements.

(1)	The balance sheet as of September 30, 2007 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

NEENAH FOUNDRY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$154,322	$126,838	$370,205	$355,969
Cost of sales	132,745	104,126	326,259	303,574

Gross profit	21,577	22,712	43,946	52,395
Selling, general and administrative expenses	8,887	10,436	26,787	27,865
Restructuring costs	—	—	1,227	—
Amortization of intangible assets	1,780	1,782	5,342	5,342
Loss (gain) on disposal of equipment	(37)	42	(56)	(22)

Total operating expenses	10,630	12,260	33,300	33,185

Operating income	10,947	10,452	10,646	19,210
Interest expense	(6,116)	(4,870)	(16,800)	(17,781)
Interest expense — related party	(2,344)	(2,344)	(7,032)	(4,688)
Debt refinancing costs	—	—	—	(20,429)

Income (loss) before income taxes	2,487	3,238	(13,186)	(23,688)
Income tax provision (benefit)	112	1,274	(5,501)	(9,219)

Net income (loss)	$2,375	$1,964	$(7,685)	$(14,469)

See notes to condensed consolidated financial statements.

NEENAH FOUNDRY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended
	June 30,
	2008	2007
Operating activities
Net loss	$(7,685)	$(14,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,752	15,385
Amortization of deferred financing costs and discount on notes	343	670
Write-off of deferred financing costs and discount on notes	—	7,512
Stock-based compensation	250	—
Changes in operating assets and liabilities	(24,129)	(26,999)

Net cash used in operating activities	(13,469)	(17,901)

Investing activities
Purchase of property, plant and equipment	(35,673)	(33,315)

Net cash used in investing activities	(35,673)	(33,315)

Financing activities
Net change in revolver balance	49,299	(5,790)
Proceeds from long-term debt	—	225,000
Proceeds from long-term debt — related party	—	75,000
Payments on long-term debt and capital lease obligations	(157)	(165,026)
Payments on long-term debt — related party	—	(75,115)
Debt issuance costs	—	(3,763)

Net cash provided by financing activities	49,142	50,306

Decrease in cash	—	(910)
Cash at beginning of period	—	910

Cash at end of period	$—	$—

See notes to condensed consolidated financial statements.

NEENAH FOUNDRY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)
Note 1 — Basis of Presentation
Neenah Foundry Company (Neenah), together with its subsidiaries (collectively, the Company), is a wholly owned subsidiary of NFC Castings, Inc., which is a wholly owned subsidiary of Neenah Enterprises, Inc. (NEI). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. Certain reclassifications have been made to the fiscal 2007 condensed consolidated financial statements to conform to the fiscal 2008 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in Neenah’s Annual Report on Form 10-K for the year ended September 30, 2007.
Note 2 — Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
The Company adopted FIN 48 as of October 1, 2007. As a result of the adoption of FIN 48, the Company had no change to the liability for unrecognized tax benefits. The total gross liability for unrecognized tax benefits (excluding penalties and interest) was $2.3 million at October 1, 2007. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in future periods. The Company’s accounting policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest was $.8 million at October 1, 2007 and $1.0 million at June 30, 2008. There were no penalties accrued. There was a decrease of $1.1 million in the gross liability for unrecognized tax benefits during the three and nine month periods ended June 30, 2008 due to the reversal of reserves for tax contingencies which are no longer required due to completion of an IRS examination in the third quarter of fiscal 2008. The Company and/or its subsidiaries files income tax returns in the United States Federal and various state jurisdictions. The Company is no longer subject to income tax examinations for any significant tax jurisdictions for any tax year before 2005.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) which requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial gains and losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. Additionally, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position and provide additional disclosures. On September 30, 2007, the Company adopted the provisions of SFAS 158 by recognizing the funded status of its defined benefit pension and postretirement benefit plans in the balance sheet. In addition, the Company will be required to measure the plan assets and benefit obligations as of the date of the year-end balance sheet by September 30, 2009. The Company is currently evaluating the impact the change in the measurement date will have on its consolidated financial statements and notes thereto.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company is required to adopt SFAS 157 effective October 1, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on its future results of operations and financial condition.

In September 2006, the FASB issued Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP). This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and was effective for fiscal years beginning after December 15, 2006. Prior to the adoption of this FSP, the Company determined its planned maintenance costs for the year and amortized these costs ratably throughout the year. On October 1, 2007, the Company began accounting for its planned major maintenance activities in accordance with FSP No. AUG AIR-1 by expensing the costs in the month in which they were incurred. The implementation of FSP No. AUG AIR-1 will not have any impact on the Company’s year end financial position or full year results of operations and cash flows as all maintenance costs incurred have been and continue to be expensed in the fiscal year in which the maintenance activity occurs. In accordance with FSP No. AUG AIR-1, the Company’s financial position, results of operations and cash flows for each quarter of the fiscal year ended September 30, 2007 were adjusted to apply the FSP retrospectively. The following financial statement line items as of and for the three and nine month periods ended June 30, 2007 were adjusted as follows (in thousands):

Statement of Operations	As Originally		Effect of
Three Months Ended June 30, 2007	Reported	As Adjusted	Change
Cost of sales	$104,541	$104,126	$(415)
Gross profit	22,297	22,712	415
Operating income	10,037	10,452	415
Income before income taxes	2,823	3,238	415
Income tax provision	1,113	1,274	161
Net income	1,710	1,964	254

Statement of Operations	As Originally		Effect of
Nine months ended June 30, 2007	Reported	As Adjusted	Change
Cost of sales	$304,314	$303,574	$(740)
Gross profit	51,655	52,395	740
Operating income	18,470	19,210	740
Loss before income taxes	(24,428)	(23,688)	740
Income tax benefit	(9,507)	(9,219)	288
Net loss	(14,921)	(14,469)	452

Statement of Cash Flows	As Originally		Effect of
Nine months ended June 30, 2007	Reported	As Adjusted	Change
Net loss	$(14,921)	$(14,469)	$452
Changes in operating assets and liabilities	(26,547)	(26,999)	(452)
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is required to adopt SFAS 159 effective October 1, 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on its future results of operations and financial condition.

Note 3 — Inventories
The components of inventories are as follows:

	June 30,	September 30,
	2008	2007
Raw materials	$8,658	$6,941
Work in process and finished goods	42,954	41,407
Supplies	17,656	15,848

	$69,268	$64,196

Note 4 — Comprehensive Income (Loss)
Comprehensive income for the three-month periods ended June 30, 2008 and 2007 was $2,375 and $1,964, respectively. Comprehensive loss for the nine-month periods ended June 30, 2008 and 2007 was $7,805 and $14,469, respectively. Amounts included in accumulated other comprehensive income (loss) relate to unrecognized pension and post retirement benefit plan liabilities.
Note 5 — Employee Benefit Plans
Components of Net Periodic Benefit Cost
The Company has five defined-benefit pension plans covering the majority of its hourly employees and also sponsors unfunded defined benefit postretirement health care plans covering substantially all salaried and hourly employees at Neenah and their dependents. Components of net periodic benefit costs are as follows for the three and nine month periods ended June 30, 2008 and 2007:

	Pension Benefits		Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Service cost	$461	$586	$55	$50
Interest cost	1,098	1,675	81	75
Expected return on plan assets	(1,365)	(1,984)	—	—
Amortization of prior service cost (credit)	4	8	(13)	(12)
Recognized net actuarial gain	—	—	(53)	(51)

Net periodic benefit cost	$198	$285	$70	$62

	Pension Benefits		Postretirement Benefits
	Nine months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Service cost	$1,383	$1,349	$165	$150
Interest cost	3,292	3,251	243	225
Expected return on plan assets	(4,093)	(3,862)	—	—
Amortization of prior service cost (credit)	13	22	(39)	(38)
Recognized net actuarial gain	—	—	(159)	(154)

Net periodic benefit cost	$595	$760	$210	$183

Employer Contributions
For the nine months ended June 30, 2008, $1,563 of contributions have been made to the defined-benefit pension plans. The Company presently anticipates contributing an additional $500 to fund its pension plans in fiscal 2008 for a total of $2,063.

Note 6 — Refinancing Transactions
On December 29, 2006, the Company repaid its outstanding indebtedness under its then existing credit facility, repurchased all $133,130 of its outstanding 11% Senior Secured Notes due 2010 through an issuer tender offer, retired $75,000 of its outstanding 13% Senior Subordinated Notes due 2013 (the 13% Notes) by exchanging them for $75,000 of new 12 1/2% Senior Subordinated Notes due 2013 (the 12 1/2% Notes) in a private transaction, and issued a notice to redeem the remaining $25,000 of 13% Notes that remained outstanding after the initial exchange. The remaining 13% Notes were redeemed on February 2, 2007. To fund these payments and to provide cash for capital expenditures, ongoing working capital requirements and general corporate purposes, the Company (a) issued $225,000 of 9 1/2% Senior Secured Notes due 2017 (the 9 1/2% Notes) and $75,000 of the 12 1/2% Notes and (b) entered into an amended and restated credit facility (the 2006 Credit Facility) providing for borrowings in an amount up to $100,000. The 12 1/2% Notes were issued in a related party transaction with a substantial stockholder of the Company’s ultimate parent, NEI, in exchange for the 13% Notes held by such stockholder.
As a result of the refinancing transactions discussed above, the Company incurred $20,429 of debt refinancing costs in the year ended September 30, 2007. This amount consisted of a $12,917 tender premium paid to repurchase the 11% Senior Secured Notes due 2010, $5,940 to write off the unamortized discount on the 11% Senior Secured Notes and $1,572 to write off the unamortized deferred financing costs on the indebtedness existing prior to the refinancing.
Note 7 — Cost Reduction Actions
On November 16, 2007, the Company announced a restructuring plan to reduce costs and improve general operating efficiencies. The restructuring primarily consisted of salaried headcount reductions at the Company’s operating facilities. In connection with the restructuring plan, the Company incurred employee termination costs of $1,227, which were recognized as a charge to operations during the first quarter of fiscal 2008. The employee termination costs are presented as restructuring costs in the condensed consolidated statement of operations. During the first nine months of fiscal 2008, $810 of employee termination costs were paid, with the remaining $417 recorded in accrued wages and employee benefits in the condensed consolidated balance sheet. A majority of the employee termination costs relate to headcount reductions in the castings segment with a small portion attributable to the forgings segment.
Note 8 — Contingencies
Fox River Cleanup Matter. Certain areas of the Lower Fox River System in Wisconsin have been designated for remedial activities under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) due to PCB contamination. Neenah Foundry Company (“Neenah”) operates a facility near this area. With respect to the Fox River PCB site, Appleton Papers Inc. (“API”) and NCR Corporation (“NCR”) commenced an action in U.S. District Court for the Eastern District of Wisconsin on January 7, 2008 seeking to allocate among all responsible parties the equitable shares of response costs and natural resources damages associated with the environmental contamination of the Fox River. API and NCR indicated that they believe that other parties, including Neenah, should participate in the funding of this work because they allegedly contributed to the environmental contamination and are responsible parties. Accordingly, in a letter dated March 12, 2008, API and NCR notified Neenah that they were thereby terminating the 2004 tolling and standstill agreement among Neenah, NCR, API, and Arjo Wiggins Appleton Ltd., with the intent of adding Neenah as a party to the referenced litigation. On April 14, 2008, Neenah was served with a third amended complaint and joined as a defendant in the pending lawsuit brought by plaintiffs API and NCR. Plaintiffs make claims against Neenah (and other defendants) for response costs allegedly incurred by plaintiffs, contribution, and declaratory relief. No case management dates have yet been set in the case. Neenah will assert factual and legal defenses to these claims. The Company is also exploring the possibility of reimbursement of certain expenses and defense costs incurred relating to the case from its liability insurance carriers. There have been no amounts accrued for potential liability in this case as of June 30, 2008.
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

Note 9 — Subsidiary Guarantors
The following tables present condensed consolidating financial information as of June 30, 2008 and September 30, 2007 and for the three and nine months ended June 30, 2008 and 2007 for: (a) Neenah and (b) on a combined basis, the guarantors of the 9 1/2% Notes due 2017 and the 12 1/2% Notes due 2013, which include all of the wholly owned subsidiaries of Neenah (“Subsidiary Guarantors”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees, and the Company believes separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.
Condensed Consolidating Balance Sheet
June 30, 2008

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash	$1,834	$(1,834)	$—	$—
Accounts receivable, net	44,374	52,683	—	97,057
Inventories	27,833	41,435	—	69,268
Deferred income taxes	(409)	3,479	—	3,070
Refundable income taxes	5,684	—	—	5,684
Other current assets	4,066	3,030	—	7,096

Total current assets	83,382	98,793	—	182,175

Investments in and advances to subsidiaries	129,814	—	(129,814)	—
Property, plant and equipment, net	92,201	62,612	—	154,813
Deferred financing costs and intangible assets, net	38,969	13,754	—	52,723
Goodwill	86,699	—	—	86,699
Other assets	2,392	4,341	—	6,733

	$433,457	$179,500	$(129,814)	$483,143

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$9,359	$27,119	$—	$36,478
Net intercompany payable	—	130,092	(130,092)	—
Accrued liabilities	5,602	8,253	—	13,855
Current portion of long-term debt	66,451	213	—	66,664

Total current liabilities	81,412	165,677	(130,092)	116,997

Long-term debt and capital lease obligations	300,000	1,065	—	301,065
Deferred income taxes	18,663	9,471	—	28,134
Postretirement benefit obligations	5,386	—	—	5,386
Other liabilities	5,239	3,565	—	8,804
Stockholder’s equity (deficit)	22,757	(278)	278	22,757

	$433,457	$179,500	$(129,814)	$483,143

Note 9 — Subsidiary Guarantors (continued)
Condensed Consolidating Balance Sheet
September 30, 2007

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash	$969	$(969)	$—	$—
Accounts receivable, net	37,052	44,033	—	81,085
Inventories	25,143	39,053	—	64,196
Refundable income taxes	6,501	—	—	6,501
Deferred income taxes	(409)	3,479	—	3,070
Other current assets	4,072	2,407	—	6,479

Total current assets	73,328	88,003	—	161,331

Investments in and advances to subsidiaries	123,314	—	(123,314)	—
Property, plant and equipment, net	73,683	57,867	—	131,550
Deferred financing costs and intangible assets, net	43,591	14,817	—	58,408
Goodwill	86,699	—	—	86,699
Other assets	1,711	4,275	—	5,986

	$402,326	$164,962	$(123,314)	$443,974

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$10,236	$17,528	$—	$27,764
Net intercompany payable	—	111,947	(111,947)	—
Accrued liabilities	16,040	9,908	—	25,948
Current portion of long-term debt	17,152	213	—	17,365

Total current liabilities	43,428	139,596	(111,947)	71,077

Long-term debt and capital lease obligations	300,000	1,222	—	301,222
Deferred income taxes	19,945	8,189	—	28,134
Postretirement benefit obligations	5,269	—	—	5,269
Other liabilities	3,372	4,588	—	7,960
Stockholder’s equity	30,312	11,367	(11,367)	30,312

	$402,326	$164,962	$(123,314)	$443,974

Note 9 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Operations
Three months ended June 30, 2008

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$71,606	$84,875	$(2,159)	$154,322
Cost of sales	56,379	78,525	(2,159)	132,745

Gross profit	15,227	6,350	—	21,577

Selling, general and administrative expenses	4,848	4,039	—	8,887
Amortization of intangible assets	1,426	354	—	1,780
Gain on disposal of equipment	(22)	(15)	—	(37)

Operating income	8,975	1,972	—	10,947

Net interest expense	(4,248)	(4,212)	—	(8,460)

Income (loss) before income taxes and equity in loss of subsidiaries	4,727	(2,240)	—	2,487
Income tax provision (benefit)	1,588	(1,476)	—	112

	3,139	(764)	—	2,375
Equity in loss of subsidiaries	(764)	—	764	—

Net income (loss)	$2,375	$(764)	$764	$2,375

Condensed Consolidating Statement of Operations
Three months ended June 30, 2007

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$58,062	$70,426	$(1,650)	$126,838
Cost of sales	41,745	64,031	(1,650)	104,126

Gross profit	16,317	6,395	—	22,712

Selling, general and administrative expenses	5,541	4,895	—	10,436
Amortization of intangible assets	1,427	355	—	1,782
Loss (gain) on disposal of equipment	(2)	44	—	42

Operating income	9,351	1,101	—	10,452

Net interest expense	(3,107)	(4,107)	—	(7,214)

Income (loss) before income taxes and equity in loss of subsidiaries	6,244	(3,006)	—	3,238
Income tax provision (benefit)	2,441	(1,167)	—	1,274

	3,803	(1,839)	—	1,964
Equity in loss of subsidiaries	(1,839)	—	1,839	—

Net income (loss)	$1,964	$(1,839)	$1,839	$1,964

Note 9 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Operations
Nine months ended June 30, 2008

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$161,839	$213,383	$(5,017)	$370,205
Cost of sales	132,696	198,580	(5,017)	326,259

Gross profit	29,143	14,803	—	43,946

Selling, general and administrative expenses	14,595	12,192	—	26,787
Restructuring costs	885	342	—	1,227
Amortization of intangible assets	4,279	1,063	—	5,342
Gain on disposal of equipment	(24)	(32)	—	(56)

Operating income	9,408	1,238	—	10,646

Net interest expense	(11,179)	(12,653)	—	(23,832)

Loss before income taxes and equity in loss of subsidiaries	(1,771)	(11,415)	—	(13,186)
Income tax benefit	(739)	(4,762)	—	(5,501)

	(1,032)	(6,653)	—	(7,685)
Equity in loss of subsidiaries	(6,653)	—	6,653	—

Net loss	$(7,685)	$(6,653)	$6,653	$(7,685)

Condensed Consolidating Statement of Operations
Nine months ended June 30, 2007

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Net sales	$158,076	$202,550	$(4,657)	$355,969
Cost of sales	120,861	187,370	(4,657)	303,574

Gross profit	37,215	15,180	—	52,395

Selling, general and administrative expenses	14,162	13,703	—	27,865
Amortization of intangible assets	4,279	1,063	—	5,342
Gain on disposal of equipment	(13)	(9)	—	(22)

Operating income	18,787	423	—	19,210

Net interest expense	(10,134)	(12,335)	—	(22,469)
Debt refinancing costs	(20,429)	—	—	(20,429)

Loss before income taxes and equity in loss of subsidiaries	(11,776)	(11,912)	—	(23,688)
Income tax benefit	(4,582)	(4,637)	—	(9,219)

	(7,194)	(7,275)	—	(14,469)
Equity in loss of subsidiaries	(7,275)	—	7,275	—

Net loss	$(14,469)	$(7,275)	$7,275	$(14,469)

Note 9 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
Nine months ended June 30, 2008

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net loss	$(7,685)	$(6,653)	$6,653	$(7,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,284	9,468	—	17,752
Amortization of deferred financing costs and discount on notes	343	—	—	343
Stock-based compensation	250	—	—	250
Changes in operating assets and liabilities	(20,603)	(3,526)	—	(24,129)

Net cash used in operating activities	(19,411)	(711)	6,653	(13,469)

Investing activities
Investments in and advances to subsidiaries	(6,500)	13,153	(6,653)	—
Purchase of property, plant and equipment	(22,523)	(13,150)	—	(35,673)

Net cash provided by (used in) investing activities	(29,023)	3	(6,653)	(35,673)

Financing activities
Net change in revolver balance	49,299	—	—	49,299
Payments on long-term debt and capital lease obligations	—	(157)	—	(157)

Net cash provided by (used in) financing activities	49,299	(157)	—	49,142

Increase (decrease) in cash	865	(865)	—	—
Cash at beginning of period	969	(969)	—	—

Cash at end of period	$1,834	$(1,834)	$—	$—

Note 9 — Subsidiary Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
Nine months ended June 30, 2007

		Subsidiary
	Neenah	Guarantors	Eliminations	Consolidated

Operating activities
Net loss	$(14,469)	$(7,275)	$7,275	$(14,469)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,934	8,451	—	15,385
Amortization of deferred financing costs and discount on notes	670	—	—	670
Write-off of deferred financing costs and discount on notes	7,512	—		7,512
Changes in operating assets and liabilities	(30,873)	3,874	—	(26,999)

Net cash provided by (used in) operating activities	(30,226)	5,050	7,275	(17,901)

Investing activities
Investments in and advances to subsidiaries	950	6,325	(7,275)	—
Purchase of property, plant and equipment	(24,386)	(8,929)	—	(33,315)

Net cash used in investing activities	(23,436)	(2,604)	(7,275)	(33,315)

Financing activities
Net change in revolver balance	(5,790)	—		(5,790)
Proceeds from long-term debt	300,000	—		300,000
Payments on long-term debt and capital lease obligations	(239,996)	(145)	—	(240,141)
Debt issuance costs	(3,763)	—	—	(3,763)

Net cash provided by (used in) financing activities	50,451	(145)	—	50,306

Increase (decrease) in cash	(3,211)	2,301	—	(910)
Cash at beginning of period	2,433	(1,523)	—	910

Cash at end of period	$(778)	$778	$—	$—

Note 10 — Segment Information
The Company has two reportable segments, Castings and Forgings. The Castings segment manufactures and sells gray and ductile iron castings for the industrial and municipal markets, while the Forgings segment manufactures and sells forged components for the industrial market. The Other segment includes machining operations and freight hauling.
The Company evaluates performance and allocates resources based on the operating income before depreciation and amortization charges of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007. The following segment information is presented:

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues from external customers:
Castings	$141,328	$116,328	$332,659	$321,841
Forgings	11,100	8,548	31,309	28,011
Other	4,651	4,365	13,612	13,065
Elimination of intersegment revenues	(2,757)	(2,403)	(7,375)	(6,948)

	$154,322	$126,838	$370,205	$355,969

Net income (loss):
Castings	$2,315	$2,549	$(8,091)	$(14,180)
Forgings	(110)	(585)	8	(298)
Other	155	(78)	222	(226)
Elimination of intersegment loss	15	78	176	235

	$2,375	$1,964	$(7,685)	$(14,469)

	June 30,	September 30,
	2008	2007
Total assets:
Castings	$468,474	$431,906
Forgings	23,445	19,015
Other	9,005	8,336
Elimination of intersegment assets	(17,781)	(15,283)

	$483,143	$443,974

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
As used in this report, except as the context otherwise requires, the terms “NEI,” “Company,” “we,” “our,” “ours,” and “us” refers to Neenah Enterprises, Inc. and its direct and indirect subsidiaries, collectively and individually, as appropriate from the context. Except as the context otherwise requires, “Neenah” refers to our indirect subsidiary, Neenah Foundry Company, and its wholly-owned subsidiaries.
In addition to historical information, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report include some “forward-looking statements” that involve risks and uncertainties that could cause our actual results to differ materially from those currently anticipated. Forward-looking statements give our current expectations or forecasts of future events. The words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Factors that could cause our results to differ materially from current expectations include material disruptions to the major industries we serve; continued price fluctuations in the scrap metal market; increases in price or interruptions in the availability of metallurgical coke; regulatory restrictions or requirements; developments affecting the valuation or prospects of the casting and forging industries generally or our business in particular; the outcome of legal proceedings in which we are involved; and other factors described or referenced in our Form 10-K for the year ended September 30, 2007 or subsequent SEC filings. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.
Recent Developments
Steel Scrap Cost Increases. In recent months, we have experienced significant increases in the cost of steel scrap used in our manufacturing process. From December 2007 to July 2008, the cost of steel scrap (measured by quoted prices for shredded steel by Iron Age publication for the Chicago market) has risen $313 per ton, an increase of 112%. Of all the varying costs of raw materials, fluctuations in the cost of steel scrap impact our business the most. The cost for steel scrap is subject to market forces that are unpredictable and largely beyond our control, including demand by U.S. and international industries, freight costs and speculation. Although we have surcharge arrangements with our industrial customers that enable us to adjust industrial casting prices to reflect steel scrap cost fluctuations, these adjustments have historically lagged behind the current cost of steel scrap during periods of rapidly rising or falling steel scrap costs because these adjustments were generally based on average market costs for prior periods. We have made changes to our surcharge procedures with our industrial customers in an attempt to recover scrap cost increases on a more real time basis. We have historically recovered steel scrap cost increases for municipal products through periodic price increases. However, the recent increases in steel scrap costs have forced us to institute price increases coupled with a surcharge on our municipal casting products. Our ability to recover the steel scrap increases from our customers will determine the extent of the adverse effect they will have on our business, financial condition and results of operations.
New Mold Line. We have recently completed the installation phase of our $54 million capital project to replace a 40-year-old mold line at our Neenah facility. This new state-of-the-art mold line is expected to significantly enhance operating efficiencies, increase capacity and provide expanded molding capabilities for our municipal and industrial product lines. As of June 30, 2008, $45.3 million (excluding capitalized interest of $2.3 million) had been spent on the new mold line project with approximately $8.7 million remaining to be spent to complete the project. Start-up operations began on schedule during the quarter ended June 30, 2008 with mold counts currently running near projected capacity. The remaining components of the project include a tear down and salvage of the replaced mold line in August 2008, enhanced core-making capabilities, and the inclusion of ductile iron capacity by December 2008. Based on our current and projected level of operations, we anticipate that our operating cash flows and borrowings under the 2006 Credit Facility will be sufficient to fund this and other anticipated operational investments, including working capital and capital expenditure needs, over the remaining project timeframe. We expect to place the new mold line into service during the quarter ending September 30, 2008.
Increase of 2006 Credit Facility. On July 17, 2008, we received the consent and waiver of our existing lenders to increase the maximum amount of financing available under the 2006 Credit Facility (as defined in “Refinancing Transactions” below) from $100 million to $110 million. The increase occurred in accordance with the accordion feature in the 2006 Credit Facility.
Asset Purchase. On August 5, 2008, we purchased substantially all of the business and assets of Morgan’s Welding, Inc., a steel fabricator located in Pennsylvania, for a cash purchase price of $3.85 million plus the assumption of approximately $0.3 million of current liabilities, subject to a working capital adjustment. The purchase was financed through borrowings under our existing 2006 Credit Facility. This purchase is expected to significantly improve our ability to service customers in the municipal markets in the Northeastern United States.
Labor Agreement at Mercer. In June 2008, production employees at the Mercer facility agreed to a new four-year collective bargaining agreement. This new agreement expires in June 2012.

Labor Agreement at Dalton. In April 2008, production employees at the Dalton-Warsaw facility agreed to a new five-year collective bargaining agreement. This new agreement expires in April 2013.
Order for Abatement at Gregg Facility. Due to neighborhood complaints, we were operating the Gregg facility under the terms of an order for abatement with the California South Coast Air Quality Management District (SCAQMD). Despite being in compliance with federal and state emission laws, the order required us to comply with certain operating parameters in an effort to reduce odors. Failure to operate within such criteria could have resulted in the SCAQMD suspending operations at the Gregg facility. The order expired on September 20, 2007 and Gregg is continuing to negotiate settlements with the SCAQMD regarding outstanding notices of violation (NOV’s) for odor complaints. Gregg does not expect any issues in settling the NOV’s and is expecting to conclude negotiations in the near future. We believe we are in compliance with all other operating requirements and that our actions have resulted in a substantial reduction in the intensity and frequency of downwind odors.
Cost Reduction Actions. On November 16, 2007, we announced a restructuring plan intended to reduce costs and improve general operating efficiencies. The restructuring primarily consisted of salaried headcount reductions at the Company’s operating facilities. In connection with the restructuring plan, the Company incurred employee termination costs of approximately $1.2 million, on a pretax basis, which were recognized as a charge to operations during the first quarter of fiscal 2008.
Reverse Stock Split. On August 3, 2007, an amendment to NEI’s certificate of incorporation effected a 1-for-5 reverse stock split, among other things. All of the share and per share amounts in this filing have been retroactively restated to adjust for the reverse stock split.
Refinancing Transactions. On December 29, 2006, we repaid our outstanding indebtedness under Neenah’s then existing credit facility, repurchased all $133.1 million of Neenah’s outstanding 11% Senior Secured Notes due 2010 through an issuer tender offer, retired $75 million of Neenah’s outstanding 13% Senior Subordinated Notes due 2013 (the “13% Notes”) by exchanging them for $75 million of new 12 1/2% Senior Subordinated Notes due 2013 (the “12 1/2% Notes”) in a private transaction, and called for redemption all $25 million of Neenah’s 13% Notes that remained outstanding after the exchange for 12 1/2% Notes. The remaining 13% Notes were redeemed on February 2, 2007. To fund these payments and to provide cash for our capital expenditures, ongoing working capital requirements and general corporate purposes, Neenah (a) issued $225 million of new 9 1/2% Senior Secured Notes due 2017 (the “9 1/2% Notes”) and the $75 million of 12 1/2% Notes and (b) entered into an amended and restated credit facility (the “2006 Credit Facility”) providing for borrowings in an amount of up to $100 million. The 9 1/2% Notes were initially issued in a private offering that was not registered under the Securities Act, and were subsequently registered pursuant to an exchange offer in which the unregistered notes were exchanged for freely transferable notes. That exchange offer was completed on April 18, 2007. We refer to these actions collectively as the “Refinancing Transactions.”

Results of Operations
The following discussions compare the results of operations of the Company for the three and nine months ended June 30, 2008, to the results of the operations of the Company for the three and nine months ended June 30, 2007.
Three months ended June 30, 2008 and 2007
Net sales. Net sales for the three months ended June 30, 2008 were $154.3 million, which were $27.5 million or 21.7% higher than the quarter ended June 30, 2007. The increase was due an increase in volume of 7.5% with the remainder of the increase due to surcharge and price increases as a result of the pass through of higher metal costs to the customer. Sales of heavy-duty truck products were up approximately $9.8 million in the third quarter of fiscal 2008 from the third quarter of fiscal 2007. Sales of municipal products were up approximately $6.1 million in the third quarter of fiscal 2008 from the third quarter of fiscal 2007. Sales to heating, ventilation and air conditioning (HVAC) customers were up approximately $4.9 million in the third quarter of fiscal 2008 from the third quarter of fiscal 2007. Sales to the construction and agriculture equipment market were up approximately $4.2 million in the third quarter of fiscal 2008 from the third quarter of fiscal 2007. Sales to other markets were up approximately $2.4 million in the third quarter of fiscal 2008 from the third quarter of fiscal 2007.
Cost of sales. Cost of sales for the three months ended June 30, 2008 were $132.7 million, an increase of $28.6 million, or 27.5%, as compared to the quarter ended June 30, 2007. Cost of sales as a percentage of net sales increased to 86.0% for the three months ended June 30, 2008 from 82.1% for the three months ended June 30, 2007, primarily as a result of an approximately 69% increase in raw material unit costs, principally in the price of steel scrap.
Gross profit. Gross profit for the three months ended June 30, 2008 was $21.6 million, a decrease of $1.1 million, or 4.8%, as compared to the quarter ended June 30, 2007. Gross profit as a percentage of net sales decreased to 14.0% for the three months ended June 30, 2008 from 17.9% for the three months ended June 30, 2007, primarily as a result of the increased raw material costs.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2008 were $8.9 million, a decrease of $1.5 million, or 14.4%, as compared to the $10.4 million for the quarter ended June 30, 2007. Selling, general and administrative expenses as a percentage of net sales decreased to 5.8% for the quarter ended June 30, 2008 from 8.2% for the quarter ended June 30, 2007. The decrease was due to lower legal and professional fees, as we incurred substantial fees in the prior year related to the registration of NEI common stock under Section 12(g) of the Securities Exchange Act of 1934 and the quotation of the shares on the OTC Bulletin Board and other corporate initiatives.
Amortization of intangible assets. Amortization of intangible assets was $1.8 million for the three months ended June 30, 2008 and 2007.
Operating income. Operating income was $10.9 million for the three months ended June 30, 2008, an increase of $0.4 million from operating income of $10.5 million for the quarter ended June 30, 2007. As a percentage of net sales, the operating income decreased to 7.1% for the three months ended June 30, 2008 from operating income of 8.3% for the three months ended June 30, 2007. The increase in operating income was primarily due to reduced selling, general and administrative expenses partially offset by the increase in raw materials costs.
Net interest expense. Net interest expense was $8.5 million for the three months ended June 30, 2008 compared to $7.2 million for the quarter ended June 30, 2007. The increase in interest expense was the result of the increased level of borrowing on the revolving line of credit.
Income tax provision. The effective tax rate for the three months ended June 30, 2008 and 2007 was 4.5% and 39.3%, respectively. The decrease in the effective tax rate is primarily due to the reversal of reserves for tax contingencies which are no longer required due to completion of an IRS examination in the third quarter of fiscal 2008.
Nine months ended June 30, 2008 and 2007
Net sales. Net sales for the nine months ended June 30, 2008 were $370.2 million, which were $14.2 million or 4.0% higher than the nine months ended June 30, 2007. Sales volume was down 6.8% but was offset by surcharge and price increases as a result of the pass through of higher metal costs to the customer. Sales to the construction and agriculture equipment market were up approximately $18.0 million for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007. Sales to the HVAC market were up approximately $6.9 million for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007. Due to new emission standards that took effect January 1, 2007, heavy-duty truck production declined significantly in calendar year 2007 (which includes the first quarter of our fiscal year 2008), as many buyers of heavy-duty trucks accelerated purchases into calendar year 2006, artificially increasing our sales to customers in the heavy-duty truck market in calendar year 2006 (which includes the first quarter of our fiscal year 2007). As a result of this and slower than expected recovery of the heavy-duty truck market, sales of heavy-duty truck products were down approximately $14.3 million for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007. Sales to other markets were up approximately $3.6 million for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007.

Cost of sales. Cost of sales for the nine months ended June 30, 2008 were $326.3 million, an increase of $22.7 million, or 7.5%, as compared to the nine months ended June 30, 2007. Cost of sales as a percentage of net sales increased to 88.1% for the nine months ended June 30, 2008 from 85.3% for the nine months ended June 30, 2007, primarily as a result of an approximately 40% increase in raw material unit costs, principally in the price of steel scrap, and the inability to spread fixed manufacturing costs over additional inventory due to lower production levels.
Gross profit. Gross profit for the nine months ended June 30, 2008 was $43.9 million, a decrease of $8.5 million, or 16.2%, as compared to the nine months ended June 30, 2007. Gross profit as a percentage of net sales decreased to 11.9% for the nine months ended June 30, 2008 from 14.7% for the nine months ended June 30, 2007, primarily as a result of the increased raw material costs and a decreased ability to absorb fixed costs due to lower production levels as discussed above.
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended June 30, 2008 were $26.8 million, a decrease of $1.1 million, or 3.9%, as compared to the $27.9 million for the nine months ended June 30, 2007. Selling, general and administrative expenses as a percentage of net sales decreased to 7.2% for the nine months ended June 30, 2008 from 7.8% for the nine months ended June 30, 2007. The decrease was due to lower legal and professional fees, as we incurred substantial fees in the prior year related to our public stock listing and other corporate initiatives.
Restructuring costs. The Company recorded $1.2 million of restructuring costs during the nine months ended June 30, 2008. These costs consisted of employee termination costs incurred as a result of salaried headcount reductions at the Company’s operating facilities.
Amortization of intangible assets. Amortization of intangible assets was $5.3 million for the nine months ended June 30, 2008 and 2007.
Operating income. Operating income was $10.6 million for the nine months ended June 30, 2008, a decrease of $8.6 million from operating income of $19.2 million for the nine months ended June 30, 2007. As a percentage of net sales, operating income decreased to 2.9% for the nine months ended June 30, 2008 from 5.4% for the nine months ended June 30, 2007. The decrease in operating income was due to the reduced production volume, the increase in raw materials costs and employee termination costs.
Net interest expense. Net interest expense was $23.8 million for the nine months ended June 30, 2008 compared to $22.5 million for the nine months ended June 30, 2007. The increase in interest expense was the result of the increased level of borrowing on the revolving line of credit.
Debt Refinancing Costs. The Company recorded $20.4 million of debt refinancing costs during the nine months ended June 30, 2007 related to the Refinancing Transactions discussed in “Recent Developments”. This amount consisted of a $12.9 million tender premium paid to repurchase Neenah’s 11% Senior Secured Notes due 2010, $5.9 million to write off the unamortized discount on Neenah’s 11% Senior Secured Notes and $1.6 million to write off the unamortized deferred financing costs on Neenah’s indebtedness existing prior to the refinancing.
Income tax provision. The effective tax rate for the nine months ended June 30, 2008 and 2007 was 41.7% and 38.9%, respectively. The increase in the effective tax rate is primarily due to the reversal of reserves for tax contingencies which are no longer required due to completion of an IRS examination in the third quarter of fiscal 2008.

Liquidity and Capital Resources
As of June 30, 2008, our outstanding indebtedness consisted of Neenah’s $225.0 million of outstanding 9 1/2% Notes, $1.3 million of capital lease obligations, Neenah’s $75.0 million of outstanding 12 1/2% Notes, and $66.5 million of borrowings outstanding under Neenah’s 2006 Credit Facility. Our primary sources of liquidity in the future will be cash flow from operations and borrowings under Neenah’s 2006 Credit Facility. We expect that ongoing requirements for debt service, capital expenditures, including the remaining expenditures for Neenah’s new mold line, and other operating needs will be funded from these sources of funds.
2006 Credit Facility. The 2006 Credit Facility provides for borrowings in an amount up to $100.0 million and includes a provision permitting us from time to time to request increases (subject to the lenders’ consent) in the aggregate amount by up to $10.0 million with the increases to be funded through additional commitments from existing lenders or new commitments from financial institutions acceptable to the current lenders. In July, 2008 we requested an additional $10.0 million of availability based on this provision, which was funded through additional commitments from existing lenders, increasing the maximum amount available to $110 million. The 2006 Credit Facility matures on December 31, 2011. Outstanding borrowings bear interest at rates based on the lenders’ Base Rate, as defined, or, if Neenah so elects, at an adjusted rate based on LIBOR. Availability under the 2006 Credit Facility is subject to customary conditions and is limited by our borrowing base determined by the amount of our accounts receivable, inventories and casting patterns and core boxes. Amounts under the 2006 Credit Facility may be borrowed, repaid and reborrowed subject to the terms of the facility.
Most of Neenah’s wholly owned subsidiaries are co-borrowers under the 2006 Credit Facility and are jointly and severally liable with Neenah for all obligations under the 2006 Credit Facility, subject to customary exceptions for transactions of this type. In addition, NFC Castings, Inc. (“NFC”), NEI’s immediate subsidiary, and Neenah’s remaining wholly owned subsidiaries jointly, fully, severally and unconditionally guarantee the borrowers’ obligations under the 2006 Credit Facility, subject to customary exceptions for transactions of this type. The borrowers’ and guarantors’ obligations under the 2006 Credit Facility are secured by first priority liens, subject to customary restrictions, in Neenah’s and the guarantors’ accounts receivable, inventories, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing, and by second priority liens (junior to the liens securing the 9 1/2% Notes) on substantially all of our and the guarantors’ remaining assets. The 9 1/2% Notes discussed below, and the guarantees in respect thereof, are equal in right of payment to the 2006 Credit Facility, and the guarantees in respect thereof.
The 2006 Credit Facility requires Neenah to prepay outstanding principal amounts upon certain asset sales, upon certain equity offerings, and under certain other circumstances. It also requires us to observe certain customary conditions, affirmative covenants and negative covenants including financial covenants and it requires us to maintain a specified minimum interest coverage ratio or specified fixed charge coverage ratio whenever our unused availability is less than $15.0 million. At June 30, 2008, we had $66.5 million outstanding under the 2006 Credit Facility and had unused availability of $33.5 million. At June 30, 2008, we were in compliance with applicable bank covenants.
Non-compliance with the covenants could result in the requirement to immediately repay all amounts outstanding under the 2006 Credit Facility which could have a material adverse effect on our results of operations, financial position and cash flow. The 2006 Credit Facility also contains events of default customary for these types of facilities, including, without limitation, payment defaults, material misrepresentations, covenant defaults, bankruptcy and certain changes of ownership or control of NEI, Neenah, or NFC. We are prohibited from paying dividends, with certain limited exceptions, and are restricted to a maximum yearly stock repurchase of $1.0 million.
9 1/2% Notes. The $225.0 million of outstanding 9 1/2% Notes will mature on January 1, 2017. The 9 1/2% Notes are fully and unconditionally guaranteed by Neenah’s existing and certain future direct and indirect wholly-owned domestic restricted subsidiaries. The 9 1/2% Notes and the guarantees are secured by first-priority liens on substantially all of Neenah’s and the guarantors’ assets (other than accounts receivable, inventory, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing) and by second-priority liens, junior to the liens for the benefit of the lenders under the 2006 Credit Facility, on Neenah’s and the guarantors’ accounts receivable, inventories, casting patterns and core boxes, business interruption insurance policies, certain inter-company loans, cash and deposit accounts and related assets, subject to certain exceptions, and any proceeds of the foregoing. Interest on the 9 1/2% Notes is payable on a semi-annual basis. Subject to the restrictions in the 2006 Credit Facility, the 9 1/2% Notes are redeemable at our option in whole or in part at any time on or after January 1, 2012, at the redemption price specified in the indenture governing the 9 1/2% Notes (104.750% of the principal amount redeemed beginning January 1, 2012, 103.167% beginning January 1, 2013, 101.583% beginning January 1, 2014 and 100.000% beginning January 1, 2015 and thereafter), plus accrued and unpaid interest up to the redemption date. Subject to certain conditions, until January 1, 2010, we also have the right to redeem up to 35% of the 9 1/2% Notes with the proceeds of one or more equity offerings at a redemption price equal to 109.500% of the face amount thereof plus accrued and unpaid interest. Upon the occurrence of a “change of control” as defined in the indenture governing the notes, Neenah is required to make an offer to purchase the 9 1/2% Notes at 101.000% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The 9 1/2% Notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The 9 1/2% Notes also contain customary events of default typical to this type of financing, such as (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.

12 1/2% Notes. The $75.0 million of Neenah’s outstanding 12 1/2% Notes will mature on September 30, 2013. The 12 1/2% Notes were issued to Tontine Capital Partners, L.P. (“TCP”) in exchange for an equal principal amount of Neenah’s 13% Notes that were then held by TCP. The obligations under the 12 1/2% Notes are senior to Neenah’s subordinated unsecured indebtedness, if any, and are subordinate to the 2006 Credit Facility and the 9 1/2% Notes. Interest on the 12 1/2% Notes is payable on a semi-annual basis. Not less than five percent (500 basis points) of the interest on the 12 1/2% Notes must be paid in cash and the remainder (up to 7 1/2% or 750 basis points) of the interest may be deferred at our option. We must pay interest on any interest so deferred at a rate of 12 1/2% per annum. Neenah’s obligations under the 12 1/2% Notes are guaranteed on an unsecured basis by each of Neenah’s wholly owned subsidiaries. Subject to the restrictions in the 2006 Credit Facility and in the indenture for the 9 1/2% Notes, the 12 1/2% Notes are redeemable at our option in whole or in part at any time, with not less than 30 days nor more than 60 days notice, at 100.000% of the principal amount thereof, plus accrued and unpaid interest up to the redemption date. Upon the occurrence of a “change of control,” Neenah is required to make an offer to purchase the 12 1/2% Notes at 101.000% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The 12 1/2% Notes contain customary covenants typical to this type of financing, such as limitations on (1) indebtedness, (2) restricted payments, (3) liens, (4) distributions from restricted subsidiaries, (5) sale of assets, (6) affiliate transactions, (7) mergers and consolidations and (8) lines of business. The 12 1/2% Notes also contain customary events of default typical to this type of financing, such as, (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments or (5) the loss of any guarantee.
Under the capital structure resulting from the Refinancing Transactions, we currently have no principal amortization requirements. We have been using cash flow from operations and a portion of our unused availability under the 2006 Credit Facility to fund the new mold line described above under “Recent Developments.”
For the nine months ended June 30, 2008 and June 30, 2007, capital expenditures were $35.7 million and $33.3 million, respectively. The increased level of capital expenditures for the nine months ended June 30, 2008 includes $18.3 million (including capitalized interest of $1.2 million) for the new mold line at the Neenah location described above under “Recent Developments.” Capital expenditures for the nine months ended June 30, 2007 included $19.7 million (including capitalized interest of $1.4 million) for the new mold line at the Neenah location.
Our primary sources of liquidity are cash flow from operations and borrowings under Neenah’s 2006 Credit Facility. At June 30, 2008, we had $66.5 million outstanding under the 2006 Credit Facility and had unused availability of $33.5 million. As noted above, in July 2008 our maximum availability under the 2006 Credit Facility was increased by $10 million. Net cash used in operating activities during the nine months ended June 30, 2008 was $13.5 million, a decrease of $4.4 million from net cash of $17.9 million used in operating activities during the nine months ended June 30, 2007. The decrease in cash used in operating activities was primarily due to $12.9 million paid in the quarter ended December 31, 2006 for the tender premium to repurchase Neenah’s 11% Senior Secured Notes and due to changes in working capital balances. Operating cash flows for the nine months ended June 30, 2008 are not necessarily indicative of the operating cash flows that may be expected for the remainder of fiscal 2008, due to the seasonality of our business.
Future Capital Needs. We are significantly leveraged. Our ability to meet debt obligations will depend upon future operating performance which will be affected by many factors, some of which are beyond our control. We are nearing completion of a major capital project to replace an existing mold line that is expected to enhance efficiency, increase capacity and provide expanded molding capabilities. Based on our current level of operations, we anticipate that our operating cash flows and borrowings under the 2006 Credit Facility will be sufficient to fund anticipated operational investments, including working capital and capital expenditure needs, for at least the next twelve months. If, however, we are unable to service our debt requirements as they become due or if we are unable to maintain ongoing compliance with applicable covenants, we may be forced to adopt alternative strategies that may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing indebtedness or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all.

Off-Balance Sheet Arrangements
None.
Contractual Obligations
The following table includes the Company’s significant contractual obligations at June 30, 2008 (in millions):

		Less Than			More Than
	Total	1 year	1-3 Years	3-5 Years	5 Years
Long-term debt	$300.0	$—	$—	$—	$300.0
Interest on long-term debt	231.0	30.8	61.5	61.5	77.2
Revolving line of credit	66.5	66.5	—	—	—
Interest and fees on revolving line of credit	3.3	3.3	—	—	—
Capital leases	1.3	0.2	0.4	0.4	0.3
Operating leases	5.2	1.9	2.3	0.8	0.2
New mold line commitments	8.7	8.7	—	—	—

Total contractual obligations	$616.0	$111.4	$64.2	$62.7	$377.7

As of June 30, 2008, the Company had no material purchase obligations other than those arising in the ordinary course of business related to inventories and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its pension and post-retirement plans which are discussed in detail in Note 9 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2007. For the nine months ended June 30, 2008, $1.6 million of contributions have been made to the Company’s pension plans. The Company presently anticipates contributing an additional $0.5 million to fund its pension plans in fiscal 2008 for a total of $2.1 million. Post-retirement medical claims are paid as they are submitted and are anticipated to be $0.5 million in fiscal 2008. As of June 30, 2008, the Company’s expected payment for significant contractual obligations excludes approximately $1.1 million of liabilities for unrecognized tax benefits associated with the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Company cannot make a reasonably reliable estimate of the period of potential cash settlement for these liabilities for unrecognized tax benefits.
Critical Accounting Estimates
There have been no changes in critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
Accounting Changes
The Company adopted provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” and FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” on October 1, 2007. See Note 2 to the Notes to Unaudited Consolidated Condensed Financial Statements in this Form 10-Q for information regarding these accounting changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate Sensitivity. Although the 9 1/2% Notes and the 12 1/2% Notes are subject to fixed interest rates, the Company’s earnings are affected by changes in short-term interest rates as a result of its borrowings under the 2006 Credit Facility. As of June 30, 2008, the Company had $66.5 million outstanding under the 2006 Credit Facility. If market interest rates for such borrowings change by 1% during the remainder of the fiscal year ending September 30, 2008, the Company’s interest expense would increase or decrease by approximately $0.1 million. This analysis does not consider the effects of changes in the level of overall economic activity that could occur due to interest rate changes. Further, in the event of an upward change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.
Item 4. Controls and Procedures
Disclosure Control and Procedures. NEI’s and Neenah’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of NEI’s and Neenah’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, NEI’s and Neenah’s disclosure controls and procedures are effective (i) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by NEI and Neenah in the reports that NEI and Neenah file or submit under the Exchange Act and (ii) to ensure that information required to be disclosed in the reports that NEI and Neenah file or submit under the Exchange Act is accumulated and communicated to NEI’s and Neenah’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting. There have not been any changes in NEI’s and Neenah’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, NEI’s and Neenah’s internal control over financial reporting.

NEENAH ENTERPRISES, INC.
NEENAH FOUNDRY COMPANY
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The following should be read in conjunction with Item 3. “Legal Proceedings” in Part I of our 2007 Annual Report on Form 10-K and Item 1. “Legal Proceedings” in Part II of our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2007 and March 31, 2008.
See “Recent Developments—Order for Abatement at Gregg Facility” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report, which is incorporated herein by reference.
Fox River Cleanup Matter. Certain areas of the Lower Fox River System in Wisconsin have been designated for remedial activities under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) due to PCB contamination. Neenah Foundry Company (“Neenah”) operates a facility near this area. With respect to the Fox River PCB site, Appleton Papers Inc. (“API”) and NCR Corporation (“NCR”) commenced an action in U.S. District Court for the Eastern District of Wisconsin on January 7, 2008 seeking to allocate among all responsible parties the equitable shares of response costs and natural resources damages associated with the environmental contamination of the Fox River. API and NCR indicated that they believe that other parties, including Neenah, should participate in the funding of this work because they allegedly contributed to the environmental contamination and are responsible parties. Accordingly, in a letter dated March 12, 2008, API and NCR notified Neenah that they were thereby terminating the 2004 tolling and standstill agreement among Neenah, NCR, API, and Arjo Wiggins Appleton Ltd., with the intent of adding Neenah as a party to the referenced litigation. On April 14, 2008, Neenah was served with a third amended complaint and joined as a defendant in the pending lawsuit brought by plaintiffs API and NCR. Plaintiffs make claims against Neenah (and other defendants) for response costs allegedly incurred by plaintiffs, contribution, and declaratory relief. No case management dates have yet been set in the case. Neenah will assert factual and legal defenses to these claims. The Company is also exploring the possibility of reimbursement of certain expenses and defense costs incurred relating to the case from its liability insurance carriers. There have been no amounts accrued for potential liability in this case as of June 30, 2008.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

NEENAH ENTERPRISES, INC. NEENAH FOUNDRY COMPANY
DATE: August 13, 2008	/s/ Jeffrey S. Jenkins
Jeffrey S. Jenkins
Corporate Vice President — Finance and Interim Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index
to
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2008

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
10.1	Increase Notice dated July 17, 2008, pursuant to Amended and Restated Loan and Security Agreement, as amended	Exhibit 10.1 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated July 17, 2008

10.2	Consulting Agreement — Gary LaChey	Exhibit 10.1 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated May 14, 2008

10.3	Amended and Restated Employment Agreement — Robert E. Ostendorf, Jr.	Exhibit 10.2 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated May 14, 2008

10.4	Amended and Restated Employment Agreement — John H. Andrews	Exhibit 10.3 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated May 14, 2008

10.5	Employment Agreement — Jeffrey S. Jenkins	Exhibit 10.4 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated May 14, 2008

10.6	Amended and Restated Employment Agreement — Frank Headington		X

10.7	Amended and Restated 2003 Severance and Change of Control Plan	Exhibit 10.5 to Neenah Enterprises, Inc.’s Current Report on Form 8-K dated May 14, 2008

31.1	Certification of Chief Executive Officer of Neenah Enterprises, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer of Neenah Enterprises, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.3	Certification of Chief Executive Officer of Neenah Foundry Company pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.4	Certification of Chief Financial Officer of Neenah Foundry Company pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Neenah Enterprises, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Neenah Foundry Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X